Form 10QSB
period 2003-03-31
GALAXY CHAMPIONSHIP WRESTLING INC
filed 2003-09-08
CIK 1131903

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                Commission file number 000-50149

                 Galaxy Championship Wrestling, Inc.
            ----------------------------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                        88-0472860
          ---------------               -------------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                 7341 West Charleston Boulevard, Suite 140
                          Las Vegas, Nevada 89117
                -------------------------------------------
                (Address of principal executive offices)

                           (702)-338-6109
                        ----------------------
                     (Issuer's telephone number)

                      -------------------------
            (Former name, former address and former fiscal
                  year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section l2, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]    No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 9,149,188 shares issued and outstanding as of March
31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                       3

 Item 1. Financial Statements.                                       3
 Item 2. Management's Discussion and Plan of Operation.             11
 Item 3. Controls and Procedures                                    12

PART II - OTHER INFORMATION                                         13

 Item 1. Legal Proceedings.                                         13
 Item 2. Changes in Securities.                                     13
 Item 3. Defaults Upon Senior Securities.                           13
 Item 4. Submission of Matters to a Vote of Security Holders.       13
 Item 5. Other Information.                                         13
 Item 6. Exhibits and Reports on Form 8-K.                          13

SIGNATURES                                                          14

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)

                         Balance Sheets
                              as of
                         March 31, 2003

                               and


                    Statements of Operations
                   for the three months ended
                    March 31, 2003 and 2002,
                       and For the Period
        September 12, 2000 (Inception) to March 31, 2003

                               and

                           Cash Flows
                   for the three months ended
                    March 31, 2003 and 2002,
                       and for the Period
        September 13, 2000 (Inception) to March 31, 2003

                        TABLE OF CONTENTS

                                                     Page

Independent Accountants' Review Report                 1


Balance Sheet                                          2


Statements of Operations                               3


Statements of Cash Flows                               4


Footnotes                                              5

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Galaxy Championship Wrestling, Inc.
(a Development Stage Company)

We  have  reviewed  the  accompanying  balance  sheet  of  Galaxy
Championship Wrestling, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period September 13, 2000 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period September 13, 2000 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally acceptable auditing standards, the balance sheet of Galaxy Championship Wrestling, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented therein) and in our report dated April 1, 2003, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts
-----------------------
August 22, 2003




                             -5-  F1






               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)
                                                            March 31,
                                                               2003
Assets                                                    ------------

Current assets:
  Cash and equivalents                                    $      67
  Deposits                                                    2,000
  Note Receivable                                             1,800
  Marketable Securities                                   $     100
                                                          ------------
    Total current assets                                      3,967
                                                          ------------

Fixed assets, net                                            11,473

                                                          ------------
                                                          $  15,440
                                                          ============
Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
  Accounts payable                                        $  12,000
  Notes payable                                              18,500
  Notes payable - related party                               7,303
                                                          ------------
    Total current liabilities                                37,803
                                                          ------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
      Authorized, none issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares
      authorized, 9,149,188 shares issued and outstanding     9,149
  Additional paid-in capital                                294,244
  Deferred compensation                                     (10,000)
 (Deficit) accumulated during development stage            (315,756)
                                                          ------------
                                                            (22,363)
                                                          ------------
                                                          $  15,440
                                                          ============






 The accompanying notes are an integral part of these financial statements.




                             -6-  F2





               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                                                                   December 10, 1998
                                                      For the three months ended    (inception) to
                                                               March 31,              March 31,
                                                           2003          2002           2003
                                                       ---------------------------------------------

Revenue                                                 $       -     $       -    $     6,664
                                                       ---------------------------------------------
Expenses:
  Cost of services                                              -             -          2,655
  General and administrative expenses                         118         3,350        202,359
  General and administrative expenses - RPT                     -             -         18,907
  Legal expense                                                               -         86,000
  Depreciation expense                                        800           522          5,572
  Loss on sale of fixed asset                                   -             -          7,202
                                                       ---------------------------------------------
    Total expenses                                            918         3,872        322,405
                                                       ---------------------------------------------

Other income:
  Interest income                                               -             -              5
                                                       ---------------------------------------------
                                                                -             -              5
                                                       ---------------------------------------------

Net (loss)                                              $    (918)    $  (3,872)   $  (315,756)
                                                       =============================================
Weighted average number of
 common shares outstanding - basic and  fully diluted   9,149,188     7,653,000
                                                       ===========================

Net (loss) per share - basic and fully diluted          $   (0.00)    $   (0.00)
                                                       ===========================













 The accompanying notes are an integral part of these financial statements.




                             -7-  F3





               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)

                                                                             September 13, 2000
                                                For the three months ended  (inception) to
                                                        March 31,              March 31,
                                                   2003          2002            2003
                                                 ---------------------------------------------

Cash flows from operating activities
Net income (loss)                                  $  (918)   $  (3,872)      $  (315,756)

Shares issued for services                               -            -           146,294
Depreciation                                           800          522             5,272
Loss on sale of fixed asset                              -            -             7,202
Adjustments to reconcile net (loss) to
  net cash provided (used) by operating activities:
  (Increase) in deposits                                 -            -            (2,000)
  Increase in accounts payable                           -            -            12,000
                                                 ---------------------------------------------
Net cash provided (used) by operating activities      (118)      (3,350)         (146,988)
                                                 ---------------------------------------------

Cash flows from investing activities
  Purchase of fixed assets                               -            -           (10,448)
  Sale of fixed assets                                   -            -             7,000
  (Increase) in note receivable                          -            -            (1,800)
  (Increase) in marketable securities                    -            -              (100)
                                                 ---------------------------------------------
Net cash provided by investing activities                -            -            (5,348)
                                                 ---------------------------------------------
Cash flows from financing activities
  Issuances of common stock                              -            -           136,475
  Donated capital                                        -            -               125
  (Increase) in deferred compensation                    -            -           (10,000)
  Increase in notes payable                              -            -            18,500
  Increase in note payable - related party               -        3,350             7,303
                                                 ---------------------------------------------
                                                         -        3,350           152,403
                                                 ---------------------------------------------
Net increase (decrease) in cash                       (118)           -                67
Cash - beginning                                       185            -                 -
                                                 ---------------------------------------------
Cash - ending                                      $    67    $       -       $        67
                                                 =============================================

Supplemental disclosures:
  Interest paid                                    $     -    $       -       $         -
                                                 =============================================
  Income taxes paid                                $     -    $       -       $         -
                                                 =============================================
Non-cash transactions:
  Shares issued for services provided              $     -                    $   146,294
                                                 =============================================
  Number of shares issued for services                   -                      1,462,938
                                                 =============================================

  Stock issued for fixed assets                    $     -    $       -       $    20,499
                                                 =============================================
  Number of shares issued for                            -            -         3,745,556
  cancellation of note payable                   =============================================




 The accompanying notes are an integral part of these financial statements.





                             -8-  F4





               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                             Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $315,756 for the period from September 13, 2000 (inception) to March 31, 2003, and had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. In order to obtain the necessary capital, Jerome Jolly, the president of the Company, has verbally agreed and obligated himself to cover operating expenses by loaning money to the Company at a rate of $2,000 per month over the next twelve-month period. The loan bears no interest and is due upon demand. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Note receivable

During  the  year  ended December 31, 2001,  the  Company  loaned
$1,800 to Gerry Sadler. The note bears no interest and is due upon demand. During the three months ended March 31, 2003, the Company has received no payments from Mr. Sadler.

Note 4 - Fixed assets

The Company had the following fixed assets:

               Vehicle                               $  6,000
               Furniture & fixtures                     8,195
               Tools                                    1,803
               Less: Accumulated depreciation          (4,525)
                                                     ----------
                 Total                               $ 11,473





                             -9-  F5






               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                              Notes

During the three month period ended March 31, 2003, the Company recorded depreciation expense in the amount of $800.

Note 5 - Notes payable

On October 3, 2001, the Company purchased a vehicle in the amount of $6,000 from Rick Olive, of which the Company paid $3,500 as a down payment. The amount due to Mr. Olive is $2,500 which bears no interest and is due on October 3, 2002. During the three month period ended March 31, 2003, the Company has made no payments to Mr. Olive.

During the year ended December 31, 2002 and 2001, the Company received $5,000 and $7,500, respectively, from Frank Danesi as a loan. The loan bears no interest and is due upon demand. During the three month period ended March 31, 2003, the Company has made no payments to Mr. Danesi.

During the year ended December 31, 2001, the Company received $3,500 from Bradford Barker as a loan. The loan bears no interest and is due upon demand. During the three month period ended March 31, 2003, the Company has made no payments to Mr. Barker.

Note 6 - Notes payable - related party

During the years ended December 31, 2002 and 2001, the Company received $661 and $6,642, respectively, from the president of the Company as a loan. The loan bears no interest and is due upon demand. During the three month period ended March 31, 2003, the Company has made no payments to the president of the Company.






















                            -10-  F6






Item 2. Management's Discussion and Plan of Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

Galaxy Championship Wrestling, Inc. ("Galaxy" or the "Company") was incorporated in the State of Nevada on September 13, 2000. Galaxy Championship Wrestling is a development stage company that has a primary business plan to develop, produce, and market live entertainment in the forum of professional wrestling.

Galaxy is a media and entertainment company. We plan, promote, manage and coordinate professional wrestling events for entertainment purposes for live audiences and broadcast viewers. Our principal market(s) include local markets in the state of Arkansas though we anticipate growth in regional markets in the mid-west and south and expect to broaden our market exposure further over time. We have secured limited television programming on local television station(s) in the state of Arkansas specifically with Comcast Cable Channel 18 of Little Rock Arkansas. Our plan is to broaden our viewer audience and appeal such that additional broadcast stations in other markets may consider broadcasting our events and thereby increase our exposure. There are significantly larger market participants engaged in the promotion and marketing of entertainment style wrestling. Specifically there is one dominant entity providing similar events. Our approach however, is significantly different. The entertainment we provide the live and television audience is tailored to provide individuals or families traditional professional wrestling without undue violence, (blood and gore) or borderline obscenity or sex of a prurient nature prevalent to the events produced by our competitor(s). We believe a significant market exists for professional wrestling events geared toward family entertainment consistent with family values espoused by a higher degree of morality. Our target audience is families and individuals concerned with these issues and therefore precluded from enjoying professional wrestling events offered by our competitors. We believe the traditional roots of this form of entertainment focused on themes and values more appealing to the family. We believe our approach appeals to a broad segment of the population who would otherwise enjoy professional wrestling events but for the prurient and violent nature of such events as offered by our competitors.

In the initial approximately thirty (30) month operating period from September 13, 2000, (inception) to March 31, 2003, Galaxy generated $6,664 in revenues while incurring 322,405 in costs and expenses. The Company also generated interest income of $5 during this same period. This resulted in a cumulative net loss of $315,756 for the period, which is equivalent to $(0.00) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As  of  March 31, 2003, Galaxy had $(33,836) in working  capital.
Galaxy's current assets as of March 31, 2003 consisted of  $3,967 in cash, deposits, note receivables, and marketable securities.

Galaxy  believes  that  it has sufficient resources  to  continue
operations  for  the  next  twelve  months.   However,   Galaxy's
independent  auditors  have  expressed  substantial  doubt  about
Galaxy's ability to continue as a going concern.

B.   Plan of Operation

Galaxy is a development stage company that has a primary business plan to develop, produce, and market live entertainment in the forum of professional wrestling.

Galaxy is a media and entertainment company. We plan, promote, manage and coordinate professional wrestling events for entertainment purposes for live audiences and broadcast viewers. Our principal market(s) include local markets in the state of Arkansas though we anticipate growth in regional markets in the mid-west and south and expect to broaden our market exposure further over time. We have secured limited television programming on local television station(s) in the state of Arkansas specifically with Comcast Cable Channel 18 of Little Rock Arkansas. Our plan is to broaden our viewer audience and appeal such that additional broadcast stations in other markets may consider broadcasting our events and thereby increase our exposure. There are significantly larger market participants engaged in the promotion and marketing of entertainment style wrestling. Specifically there is one dominant entity providing similar events. Our approach however, is significantly different. The entertainment we provide the live and television audience is tailored to provide individuals or families traditional professional wrestling without undue violence, (blood and gore) or borderline obscenity or sex of a prurient nature prevalent to the events produced by our competitor(s). We believe a significant market exists for professional wrestling events geared toward family entertainment consistent with family values espoused by a higher degree of morality. Our target audience is families and individuals concerned with these issues and therefore precluded from enjoying professional wrestling events offered by our competitors. We believe the traditional roots of this form of entertainment focused on themes and values more appealing to the family. We believe our approach appeals to a broad segment of the population who would otherwise enjoy professional wrestling events but for the prurient and violent nature of such events as offered by our competitors.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, Galaxy's Officers have concluded that Galaxy's disclosure controls and procedures are effective to ensure that information required to be disclosed by Galaxy in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Galaxy's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in Galaxy's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws

         (a) Articles of Incorporation of Galaxy Championship Wrestling, Inc. filed on September 13, 2000, incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC on May 1, 2003.
         (b)  Bylaws of Galaxy Championship Wrestling, Inc.
              adopted on September 14, 2000, incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC on May 1, 2003.
         (c) Certificate of Articles of Incorporation of Galaxy Championship Wrestling, Inc., incorporated by reference from the Form 10-SB, filed with the SEC on May 1, 2003.

  31.    Certification Pursuant to Section 302 of The Sarbanes-Oxley
         Act of 2002

  32.    Certification Pursuant to Section 906 Of The Sarbanes-Oxley
         Act Of 2002.


(b) Reports on Form 8-K

During the first quarter of 2003, Galaxy, INC. filed the following Current Reports on Form 8-K:

   Date of Report          Date Filed           Items Reported
  ----------------        ------------         ----------------
        None                  None                   None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Galaxy Championship Wrestling, Inc.
              -------------------------------------
                          (Registrant)

     Signature               Title                  Date
    -----------           -----------            ------------

  /s/ Jerome Jolly         President,         September 4, 2003
  ----------------        Treasurer, &
      Jerome Jolly          Director


 /s/ Grady Johnson    Secretary & Director    September 4, 2003
 -----------------
   Grady Johnson

  /s/ Jerome Jolly    Principal Financial     September 4, 2003
  ----------------          Officer
    Jerome Jolly

  /s/ Jerome Jolly    Principal Accounting    September 4, 2003
  ----------------          Officer
    Jerome Jolly