Form 10QSB
period 2003-06-30
GALAXY CHAMPIONSHIP WRESTLING INC
filed 2003-09-08
CIK 1131903

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________

                Commission file number 000-50149

                 Galaxy Championship Wrestling, Inc.
             -------------------------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                        88-0472860
           ------------                  ----------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                  7341 West Charleston Boulevard, Suite 140
                          Las Vegas, Nevada 89117
                 -------------------------------------------
                 (Address of principal executive offices)

                             (702)-338-6109
                           -------------------
                       (Issuer's telephone number)

                             --------------
             (Former name, former address and former fiscal
                   year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 9,149,188 shares issued and outstanding as of  June
30, 2003.

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

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)

                         Balance Sheets
                              as of
                          June 30, 2003

                               and


                    Statements of Operations
           for the three months  and six months ended
                     June 30, 2003 and 2002,
                       and For the Period
         September 12, 2000 (Inception) to June 30, 2003

                               and

                           Cash Flows
                    for the six months ended
                     June 30, 2003 and 2002,
                       and for the Period
         September 13, 2000 (Inception) to June 30, 2003

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

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Galaxy Championship Wrestling, Inc.
(a Development Stage Company)

We  have  reviewed  the  accompanying  balance  sheet  of  Galaxy
Championship Wrestling, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period September 13, 2000 (Inception) to June 30, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period September 13, 2000 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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


/s/ Beckstead and Watts
-------------------------
August 22, 2003




                             -4-  F1





               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)
                                                              June 30,
                                                                2003
Assets                                                       -----------

Current assets:
  Cash and equivalents                                       $      67
  Deposits                                                       2,000
  Note Receivable                                                1,800
  Marketable Securities                                      $     100
                                                             -----------
    Total current assets                                         3,967
                                                             -----------

Fixed assets, net                                               10,674

                                                             -----------
                                                             $  14,641
                                                             ===========
Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
  Accounts payable                                           $  12,000
  Notes payable                                                 18,500
  Notes payable - related party                                  7,303
                                                             -----------
    Total current liabilities                                   37,803
                                                             -----------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
      Authorized, none issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares
      authorized, 9,149,188 shares issued and outstanding        9,149
  Additional paid-in capital                                   294,244
  Deferred compensation                                        (10,000)
  (Deficit) accumulated during development stage              (316,555)
                                                             -----------
                                                               (23,162)
                                                             -----------
                                                             $   14,641
                                                             ===========





 The accompanying notes are an integral part of these financial statements.






                             -5-  F2






               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                                                                                                April 21, 1999
                                                          For the three months          For the six months        (Inception)
                                                                 ended                         ended                  to
                                                                June 30,                      June 30,              June 30,
                                                          2003           2002           2003           2002           2003
                                                       -------------  -------------  -------------  -------------  -------------

Revenue                                                $         -    $     2,527    $         -    $     2,527    $     6,644
                                                       -------------  -------------  -------------  -------------  -------------
Expenses:
 Cost of services                                                -          2,655              -          2,665          2,665
 General and administrative expenses                             -              -            118         92,798        202,359
 General and administrative expenses - RPT                       -              -              -              -         18,907
 Legal Expense                                                   -              -              -              -         86,000
 Depreciation Expense                                          799            521          1,599          1,043          6,071
 Loss on sale of fixed asset                                     -              -              -              -          7,202
                                                       -------------  -------------  -------------  -------------  -------------
  Total expenses                                               799         92,634          1,717         96,506        323,204
                                                       -------------  -------------  -------------  -------------  -------------
Other income (expenses)
   Interest Income                                               -              -              -              -              5
                                                       -------------  -------------  -------------  -------------  -------------
     Total other income (expense)                                -              -              -              -              5
                                                       -------------  -------------  -------------  -------------  -------------

Net (loss)                                             $      (799)   $   (90,107)   $    (1,717)   $   (93,979)   $  (316,555)
                                                       =============  =============  =============  =============  =============
Weighted average number of
 common shares outstanding - basic and fully diluted     9,149,188      8,186,662      9,149,188      7,966,536
                                                       =============  =============  =============  =============
Net (loss) per share - basic and fully diluted         $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                       =============  =============  =============  =============






 The accompanying notes are an integral part of these financial statements.





                             -6-  F3







               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)

                                                                               September 13, 2000
                                                 For the three months ended      (inception) to
                                                          June 30,                  June 30,
                                                    2003           2002               2003
                                                  ----------------------------------------------

Cash flows from operating activities
Net income (loss)                                    $  (1,717)   $  (93,979)    $  (316,55)

Shares issued for services                                   -        86,294        146,294
Depreciation                                             1,599         1,043          6,071
Loss on sale of fixed asset                                  -             -          7,202
Adjustments to reconcile net (loss) to
  net cash provided (used) by operating activities:
  (Increase) in deposits                                     -             -         (2,000)
  Increase in accounts payable                               -        10,000         12,000
                                                  ----------------------------------------------
Net cash provided (used) by operating activities          (118)        3,358       (146,988)
                                                  ----------------------------------------------
Cash flows from investing activities
  Purchase of fixed assets                                   -             -        (10,488)
  Sale of fixed assets                                       -             -          7,000
  (Increase) in note receivable                              -             -         (1,800)
  (Increase) in marketable securities                        -             -           (100)
                                                  ----------------------------------------------
Net cash provided by investing activities                    -             -         (5,348)
                                                  ----------------------------------------------
Cash flows from financing activities
  Issuances of common stock                                  -        63,325        136,475
  Donated capital                                            -             -            125
  (Decrease) in subscription receivable                              (63,325)             -
  (Increase) in deferred compensation                        -       (10,000)       (10,000)
  Increase in notes payable                                  -             -         18,500
  Increase in note payable - related party                   -         6,642          7,303
                                                  ----------------------------------------------
                                                             -        (3,358)       152,403
                                                  ----------------------------------------------
Net increase (decrease) in cash                           (118)            -             67
Cash - beginning                                           185             -              -
                                                  ----------------------------------------------
Cash - ending                                        $      67    $        -     $       67
                                                  ==============================================
Supplemental disclosures:
  Interest paid                                      $       -    $        -     $        -
                                                  ==============================================
  Income taxes paid                                  $       -    $        -     $        -
Non-cash transactions:                            ==============================================
  Shares issued for services provided                $       -    $   86,294     $  146,294
                                                  ==============================================
  Number of shares issued for services                       -       862,938      1,462,938
                                                  ==============================================

  Stock issued for fixed assets                      $       -    $    5,550     $   20,499
                                                  ==============================================
  Number of shares issued for                                -             -      3,745,556
  cancellation of note payable                    ==============================================




The accompanying notes are an integral part of these financial statements.




                             -7-  F4





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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $316,555 for the period from September 13, 2000 (inception) to June 30, 2003, and had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. In order to obtain the necessary capital, Jerome Jolly, the president of the Company, has verbally agreed and obligated himself to cover operating expenses by loaning money to the Company at a rate of $2,000 per month over the next twelve-month period. The loan bears no interest and is due upon demand. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Note receivable

During  the  year  ended December 31, 2001,  the  Company  loaned
$1,800  to Gerry Sadler.  The note bears no interest and  is  due
upon  demand.   During the six months ended June  30,  2003,  the
Company has received no payments from Mr. Sadler.





                             -8-  F5


               Galaxy Championship Wrestling, Inc.
                  (a Development Stage Company)
                              Notes




Note 4 - Fixed assets

The Company had the following fixed assets:

               Vehicle                                 $  6,000
               Furniture & fixtures                       8,195
               Tools                                      1,803
               Less: Accumulated depreciation            (5,324)
                                                       ----------
               Total                                   $ 10,674

During the six month period ended June 30, 2003, the Company recorded depreciation expense in the amount of $1,599.

Note 5 - Notes payable

On October 3, 2001, the Company purchased a vehicle in the amount of $6,000 from Rick Olive, of which the Company paid $3,500 as a down payment. The amount due to Mr. Olive is $2,500 which bears no interest and is due on October 3, 2002. During the six month period ended June 30, 2003, the Company has made no payments to Mr. Olive.

During the year ended December 31, 2002 and 2001, the Company received $5,000 and $7,500, respectively, from Frank Danesi as a loan. The loan bears no interest and is due upon demand. During the six month period ended June 30, 2003, the Company has made no payments to Mr. Danesi.

During the year ended December 31, 2001, the Company received $3,500 from Bradford Barker as a loan. The loan bears no interest and is due upon demand. During the six month period ended June 30, 2003, the Company has made no payments to Mr. Barker.

Note 6 - Notes payable - related party

During the years ended December 31, 2002 and 2001, the Company received $661 and $6,642, respectively, from the president of the Company as a loan. The loan bears no interest and is due upon demand. During the six month period ended June 30, 2003, the Company has made no payments to the president of the Company.


















                             -9-  F6





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

In the initial approximately thirty-three (33) month operating period from September 13, 2000, (inception) to June 30, 2003, Galaxy generated $6,664 in revenues while incurring 323,204 in costs and expenses. The Company also generated interest income of $5 during this same period. This resulted in a cumulative net loss of $316,555 for the period, which is equivalent to $(0.00) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As  of  June  30, 2003, Galaxy had $(33,836) in working  capital.
Galaxy's current assets as of March 31, 2003 consisted of  $3,967 in cash, deposits, note receivables, and marketable securities.

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

  31.    Certification Pursuant to Section 302 of The Sarbanes-Oxley
         Act of 2002

  32.    Certification Pursuant to Section 906 Of The Sarbanes-Oxley
         Act Of 2002.


(b) Reports on Form 8-K

During the first quarter of 2003, Galaxy, INC. filed the following Current Reports on Form 8-K:

   Date of Report          Date Filed           Items Reported
   --------------          ----------           --------------
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