Form 10QSB
period 2003-09-30
GALAXY CHAMPIONSHIP WRESTLING INC
filed 2003-12-09
CIK 1131903

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ______________ to _______________

                Commission file number 000-50149

              Galaxy Championship Wrestling, Inc.
            ---------------------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                        88-0472860
           ------------                  ----------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

            7341 West Charleston Boulevard, Suite 140
                     Las Vegas, Nevada 89117
           --------------------------------------------
             (Address of principal executive offices)

                        (702)-338-6109
                     --------------------
                 (Issuer's telephone number)

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

            APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of shares outstanding  of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable date: Common Stock, 9,149,188 shares issued and outstanding as of September 30, 2003.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]   No [X]

                      TABLE OF CONTENTS

                                                                    PAGE

PART I - FINANCIAL INFORMATION                                        3


   Item 1. Financial Statements.                                      3

   Item 2. Management's Discussion and Plan of Operation.            11

   Item 3. Controls and Procedures                                   12


PART II - OTHER INFORMATION                                          14


   Item 1. Legal Proceedings.                                        14

   Item 2. Changes in Securities.                                    14

   Item 3. Defaults Upon Senior Securities.                          14

   Item 4. Submission of Matters to a Vote of Security Holders.      14

   Item 5. Other Information.                                        14

   Item 6. Exhibits and Reports on Form 8-K.                         14


SIGNATURES                                                           15

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










             Galaxy Championship Wrestling, Inc.
                (a Development Stage Company)

                       Balance Sheets
                            as of
                     September 30, 2003

                             and


                  Statements of Operations
         for the three months  and nine months ended
                September 30, 2003 and 2002,
                     and For the Period
    September 12, 2000 (Inception) to September 30, 2003

                             and

                         Cash Flows
                  for the nine months ended
                September 30, 2003 and 2002,
                     and for the Period
    September 13, 2000 (Inception) to September 30, 2003

                      TABLE OF CONTENTS

                                                     Page

Independent Accountants' Review Report                 1


Balance Sheet                                          2


Statements of Operations                               3


Statements of Cash Flows                               4


Footnotes                                              5

Beckstead and Watts, LLP
------------------------
Certified Public Accountants
                                     3340 Wynn Road, Suite B
                                         Las Vegas, NV 89102
                                                702.257.1984
                                            702.362.0540 fax

           INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Galaxy Championship Wrestling, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Galaxy Championship Wrestling, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period September 13, 2000 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period September 13, 2000 (Inception) to September 30, 2003. These financial
statements   are   the  responsibility  of   the   Company's
management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Galaxy Championship Wrestling, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and our report dated April 1, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
December 4, 2003






                            -5-  F1





             Galaxy Championship Wrestling, Inc.
                (a Development Stage Company)
                       Balance Sheets
                         (unaudited)
                                                        September 30,
                                                            2003
Assets                                                  -------------

Current assets:
  Cash and equivalents                                       $  67
  Deposits                                                   2,000
  Note Receivable                                            1,800
  Marketable Securities                                     $  100
                                                        -------------
    Total current assets                                     3,967
                                                        -------------

Fixed assets, net                                            9,874

                                                        -------------
                                                         $  13,841
                                                        =============
Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
  Accounts payable                                       $  12,500
  Notes payable                                              6,000
  Notes payable - related party                             21,803
                                                        -------------
    Total current liabilities                               40,303
                                                        -------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, none issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 9,149,188 shares issued and outstanding      9,149

  Additional paid-in capital                               294,244
  Deferred compensation                                    (10,000)
  (Deficit) accumulated during development stage          (319,855)
                                                        -------------
                                                           (26,462)
                                                        -------------
                                                         $  13,841
                                                        =============







    The accompanying notes are an integral part of these
                    financial statements.





                            -6-  F2





             Galaxy Championship Wrestling, Inc.
                (a Development Stage Company)
                  Statements of Operations
                         (unaudited)

                                                                                                                September 13, 2000
                                                         For the three months ended   For the nine months ended   (Inception) to
                                                                September 30,              September 30,            September 30,
                                                              2003        2002          2003         2002              2003
                                                         -----------   ----------     ---------   ----------      ----------------

Revenue                                                    $      -    $       -      $      -    $   2,527        $    6,644
                                                         -----------   ----------     ---------   ----------      ----------------
Expenses:
  Cost of services                                                -            -             -        2,665             2,665
  General and administrative expenses                         2,500        3,720         2,618       96,518           204,859
  General and administrative expenses - RPT                       -            -             -            -            18,907
  Legal expense                                                   -          500             -          500            86,000
  Depreciation expense                                          800            -         2,399        1,043             6,871
  Loss on sale of fixed asset                                     -            -             -            -             7,202
                                                         -----------   ----------     ---------   ----------      ----------------
      Total expenses                                          3,300        4,220         5,017      100,726           326,504
                                                         -----------   ----------     ---------   ----------      ----------------

Other income (expense):
  Interest income                                                 -            4             -            4                 5
                                                         -----------   ----------     ---------   ----------      ----------------
      Total other income (expense)                                -            4             -            4                 5
                                                         -----------   ----------     ---------   ----------      ----------------
Net (loss)                                                $  (3,300)  $   (4,216)    $  (5,017)   $ (98,195)       $ (319,855)
                                                         ===========   ==========     =========   ==========      ================
Weighted average number of
  common shares outstanding - basic and fully diluted     9,149,188    9,149,188     9,149,188    8,365,085
                                                         ===========   ==========     =========   ==========
Net (loss) per share - basic and fully diluted            $   (0.00)  $    (0.00)    $   (0.00)   $   (0.01)
                                                         ===========   ==========     =========   ==========





    The accompanying notes are an integral part of these
                    financial statements.





                            -7-  F3






             Galaxy Championship Wrestling, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows
                         (unaudited)


                                                                          September 13, 2000
                                               For the nine months ended   (inception) to
                                                      September 30,          September 30,
                                                    2003        2002             2003
                                                ---------------------------------------------

Cash flows from operating activities
Net (loss)                                       $ (5,017)  $ (98,195)      $   (319,855)

Shares issued for services                              -      86,394            146,294
Depreciation                                        2,399       1,043              6,871
Loss on sale of fixed asset                             -           -              7,202
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
  (Increase) in deposits                                -           -             (2,000)
  Increase in accounts payable                        500      10,000             12,500
                                                ---------------------------------------------
Net cash (used) by operating activities            (2,118)       (858)          (148,988)
                                                ---------------------------------------------
Cash flows from investing activities
  Purchase of fixed assets                              -           -            (10,448)
  Sale of fixed assets                                  -           -              7,000
  (Increase) in note receivable                         -           -             (1,800)
  (Increase) in marketable securities                   -           -               (100)
                                                ---------------------------------------------
Net cash (used) by investing activities                 -           -             (5,348)
                                                ---------------------------------------------

Cash flows from financing activities
  Issuances of common stock                             -      63,325            136,475
  Donated capital                                       -           -                125
  (Decrease) in subscriptions receivable                -     (63,325)                 -
  (Increase) in deferred compensation                   -     (10,000)           (10,000)
  Increase in notes payable                             -           -              6,000
  Increase in note payable - related party          2,000      11,642             21,803
                                                ---------------------------------------------
Net cash provided by financing activities           2,000       1,642            154,403
                                                ---------------------------------------------

Net increase (decrease) in cash and equivalents      (118)        784                 67
Cash and equivalents - beginning                      185           -                  -
                                                ---------------------------------------------
Cash and equivalents - ending                    $     67   $     784       $         67
                                                =============================================
Supplemental disclosures:
  Interest paid                                  $      -   $       -       $          -
                                                =============================================
  Income taxes paid                              $      -   $       -       $          -
                                                =============================================
Non-cash transactions:
  Shares issued for services                     $      -      86,294            146,294
                                                =============================================
  Number of shares issued for services                  -     862,938          1,462,938
                                                =============================================

  Shares issued in exchange for fixed assets     $      -       5,550             20,499
                                                =============================================
  Number of shares issued for fixed assets              -           -          3,745,556
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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $319,855 for the period from September 13, 2000 (inception) to September 30, 2003, and had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. In order to obtain the necessary capital, Jerome Jolly, the president of the Company, has verbally agreed and obligated himself to cover operating expenses by loaning money to the Company at a rate of $2,000 per month over the next twelve-month period. The loan bears no interest and is due upon demand. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's
ability  to  continue as a going concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Note receivable

During the year ended December 31, 2001, the Company loaned $1,800 to Gerry Sadler. The note bears no interest and is due upon demand. During the nine months ended September 30, 2003, the Company has received no payments from Mr. Sadler.




                            -9-  F5





             Galaxy Championship Wrestling, Inc.
                (a Development Stage Company)
                              Notes

Note 4 - Fixed assets

The Company had the following fixed assets:

       Vehicle                         $  6,000
       Furniture & fixtures               8,195
       Tools                              1,803
       Less: Accumulated depreciation    (6,124)
                                       ----------
       Total                           $  9,874

During the nine month period ended September 30, 2003, the Company recorded depreciation expense in the amount of $2,399.

Note 5 - Notes payable

On October 3, 2001, the Company purchased a vehicle in the amount of $6,000 from Rick Olive, of which the Company paid $3,500 as a down payment. The amount due to Mr. Olive is
$2,500 which bears no interest and is due on October 3, 2002. During the nine month period ended September 30, 2003, the Company has made no payments to Mr. Olive and is in default.

During the year ended December 31, 2001, the Company received $3,500 from Bradford Barker as a loan. The loan bears no interest and is due upon demand. During the nine month period ended September 30, 2003, the Company has made no payments to Mr. Barker.

Note 6 - Notes payable - related party

During the years ended December 31, 2002 and 2001, the Company received $661 and $6,642, respectively, from the president of the Company as a loan. The loan bears no interest and is due upon demand. During the nine month period ended September 30, 2003, the Company has made no payments to the president of the Company. As of September 30, 2003, the balance is $7,303.

During the year ended December 31, 2002 and 2001, the Company received $5,000 and $7,500, respectively, from Frank Danesi, a shareholder of the Company, as a loan. The loan bears no interest and is due upon demand. During the nine month period ended September 30, 2003, the Company received $500 and has made no payments to Mr. Danesi. As of September 30, 2003, the balance is $13,000.

During the nine month period ended September 30, 2003, the Company received $1,500 from Costas, Inc. as a loan. The Company owns common stock of Costas, Inc. The loan bears no interest and is due upon demand. During the nine month period ended September 30, 2003, the Company has made no payments to Costas, Inc.








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

In the initial approximately thirty-six (36) month operating period from September 13, 2000, (inception) to September 30, 2003, Galaxy generated $6,664 in revenues while incurring 326,504 in costs and expenses. The Company also generated interest income of $5 during this same period. This resulted in a cumulative net loss of $319,855 for the period, which is equivalent to $(0.01) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As  of  September  30,  2003, Galaxy  had  $(26,462)  in  working
capital.   Galaxy's  current assets  as  of  September  30,  2003
consisted of $3,967 in cash, deposits, note receivables, and marketable securities.

Galaxy  believes  that  it has sufficient resources  to  continue
operations  for  the  next  twelve  months.   However,   Galaxy's
independent  auditors  have  expressed  substantial  doubt  about
Galaxy's ability to continue as a going concern.




                            -11-





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






                            -12-





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

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.





                            -14-





(b) Reports on Form 8-K

During the third quarter of 2003, Galaxy, INC. filed the following Current Reports on Form 8-K:

   Date of Report          Date Filed           Items Reported
  --------------------------------------------------------------
        None                  None                   None



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Galaxy Championship Wrestling, Inc.
             ----------------------------------------
                          (Registrant)

     Signature               Title                  Date
     ---------               -----                  ----

  /s/ Jerome Jolly         President,         December 5, 2003
  ----------------         Treasurer, &
   Jerome Jolly            Director


 /s/ Grady Johnson    Secretary & Director    December 5, 2003
 -----------------
   Grady Johnson

  /s/ Jerome Jolly    Principal Financial     December 5, 2003
  ----------------          Officer
    Jerome Jolly

  /s/ Jerome Jolly    Principal Accounting    December 5, 2003
  ----------------          Officer
    Jerome Jolly







                            -15-