Form 10KSB
period 2003-12-31
GALAXY CHAMPIONSHIP WRESTLING INC
filed 2004-05-13
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

Commission file number ________________________________

Galaxy Championship Wrestling, Inc.
(Name of small business issuer in its charter)

Nevada	88-0472860
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7341 W. Charleston Blvd, Ste 140, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702)-338-6109

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 20,000,000 shares authorized
• 9,149,188 shares issued and outstanding as of December 31, 2002
• 9,149,188 shares issued and outstanding as of April 6, 2004

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $128,475 as of April 6, 2004.

Table of Contents

  Table of Contents
  PART I
    Item 1.
    Description of Business
    Item 2. Description of Property.
    Item 3. Legal Proceedings.
    Item 4. Submission of Matters to a Vote of Security Holders.
  PART II
    Item 5. Market for Common Equity and Related Stockholder Matters.
    Item 6. Management's Analysis of Financial Condition and Plan of Operation.
    Item 7. Financial Statements.
  PAGE
    Certified Public Accountants
      INDEPENDENT AUDITORS’ REPORT
    Item 9. Directors, Executive Officers, Promoters and Control Persons
    Item 10. Executive Compensation.
    Item 11. Security Ownership of Certain Beneficial Owners and Management.
    Item 12. Certain Relationships and Related Transactions.
    Item 13. Exhibits and Reports on Form 8-K.
    Item 14. Controls and Procedures.

PART I

Item 1.

Description of Business

A.

Business Development and Summary

Galaxy Championship Wrestling, Inc., hereinafter referred to as the “Company” or “Galaxy,” was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on September 13, 2000 (NV# C24685-2000).  The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock.  As of December 31, 2003, the Company has issued approximately 9,149,188 shares of Common Stock to approximately seventy-three (73) shareholders of record.

Galaxy is a development stage company that has a primary business to develop, produce, and market live entertainment in the forum of professional wrestling.

Galaxy is a media and entertainment company. We plan, promote, manage and coordinate professional wrestling events for entertainment purposes for live audiences and broadcast viewers. Currently, the Company does not have a current contract with any television stations. Our principal market(s) include local markets in the state of Arkansas though we anticipate growth in regional markets in the mid-west and south and expect to broaden our market exposure further over time.

There are significantly larger market participants engaged in the promotion and marketing of entertainment style wrestling. World Wrestling Entertainment, Inc. (WWE) is the single, largest competitor in the industry in which the Company operates. At the current time, there is an absence of any national competitor in the industry that can effectively compete with WWE. Therefore, the Company plans to grow in regional markets by broadening our market exposure and viewer audience. In order to broaden our market exposure, the Company will attempt to affiliate or enter into joint ventures with other regional independent wrestling promotions to begin to put forward a unified front. The Company believes that this joint venture strategy will enable it to grow in various regional markets. At the current time, the Company is currently negotiating to substantially broaden our market exposure through the development of a joint venture relationship with Memphis Wrestling and the Xtreme Wrestling Federation, both regional industry participants.

Additionally, the Company has and will continue to try to increase its viewer audience by appealing to the more traditional fan base that appreciates the professional wrestling product without the elaborate sets as shown with the WWE product. We believe our appeal is to those viewers that wish to be entertained by a wrestling product, by allowing themselves to "suspend disbelief" and are not willing or desiring to "learn" the inside of the industry to be able to enjoy our product.

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

Currently, there are several other small companies that compete against the Company in our target market. The largest of these competitors include World League Wrestling, which is operated by Harley Race, Turnbuckle Entertainment which is operated by Dusty Rhodes, and Dory Funk’s promotions. The Company is currently considered to be of similar competitive position to these competitors. We plan to compete in this market by promoting live events mainly in the State of Arkansas where we have both name recognition and a growing reputation of providing the best-named talent.

Galaxy so far has limited its operations primarily to startup, development activities, and initial revenue producing operations.  Moreover, we have limited capital resources.  In the approximately three years of operation from September 13, 2000 (Date of Inception) to December 31, 2003, the Company generated revenues amounting to $6,644 and posted a net loss of $334,461 resulting from cost of goods sold, general and administrative expenses, legal expense, and depreciation expense. The Company is considered a development stage company.

The Company’s executive offices are located at 7341 West Charleston Boulevard, Suite 140, Las Vegas, Nevada 89117 (702)-338-6109. The Company has corporate events office at 16913 North Landmark Circle, Little Rock, Arkansas 72206, phone: (501)-261-6033.

The Company’s fiscal year end is December 31.

B.

Business of Issuer

(1)

Principal Products and Services and Principal Markets

Overview

Galaxy Championship Wrestling is a sports entertainment company.  We have created a team of respected management, promotion, and “talent” personalities that provide our Company complementary experiences in the wrestling entertainment field. Galaxy Championship Wrestling utilizes a balanced integration of all forms of media in its marketing efforts.  We currently are the promoters of all events and we do not utilize the services of outside promoters in order to maintain better control of the Company’s product. The Company out sources all production, logistics, and licensed product functions.

Current Operations

While we have commenced principal operations with 20 plus events, over half of which were televised locally, we anticipate a gradual but steady increase in the number of events we sponsor and the number of events that are televised locally.  Currently, the Company does not have a current contract with any television stations to televise the Company’s events. We have been successful in securing the appearance of certain well-known professional wrestling personalities including:

•

Jerry "The King" Lawler

•

Viscera

•

Koko B Ware

•

Prince Iaukea

•

Brickhouse Brown

•

Moondog Spot

•

James Ladd

•

Ky-Ote

•

Kevin Douglass

•

Joey Dreamer

•

The Nasty Boys

•

Jett Logan

•

Hacksaw Jim Duggan

•

Rodney Redd Dogg Begnard

•

Robert Gibson

•

Skandor Akbar

•

Onyx

As our roster of talent increases, story lines advance and characters develop, and we create the drama and excitement that drive our business without undue violence or sex and thereby attract new viewers to the world of Galaxy Championship Wrestling.

Wrestling has weathered adversity to become not just a “fringe” promotion, but rather, a multi-billion dollar entertainment industry. Wrestling has abandoned the pretense of legitimate sport, and attached the moniker entertainment as a way of letting the audience in on the secret. Top wrestling personalities have become true celebrities.

Company performers are independent contractors who are highly trained and motivated and portray popularized characters. Management will constantly seek to identify, recruit and develop additional performers.  We do not place the independent contractors under contract preferring to utilize their talents on an as needed/as available basis and pay them per event. The Company compensates well-known talent with a performance fee plus travel expenses and lodging. The Company has a policy of not compensating brand new talent except with exposure through their performance in the wrestling event.

Once recruited, established performers are immediately incorporated into Galaxy story lines while less experienced performers are invited to participate in an extensive training program. We encourage all of our performers, who are independent contractors, to work with other local spot promoters of wrestling events in various states allowing these new performers to hone their skills by working in front of live audiences, which simultaneously adds exposure to the candidate and our Company. The most successful and popular performers will then be incorporated into the Company’s live events, television programming, and pay-per-view events as their characters are more fully developed.

The Company develops story lines based mainly upon the individual wrestler.  Additionally, the Company will frequently incorporate current events from both regional and national events. We plan to put together programs that ask for emotional involvement by the live viewing audience, and offer the audience a stake in the final outcome.

Marketing Activities

As marketing organization, the primary business of the Company is to market the product it develops to the general consumer. The ultimate success of Galaxy Championship Wrestling, which can be defined as profitable operations, will mainly depend on marketing its unique style of family oriented wrestling. There are several priority requirements for marketing dominance including:

•

A strong marketing team

•

Hard hitting, family-friendly marketing materials

•

Produce and consistently upgrade ad layouts and productions

•

Produce and support an internet presence

•

National advertising and public relations

•

Licensed product allies

•

Joint Venture events and promotions

•

Strong relationships with marketing ally

Product Marketing Strategy

The Company’s four point plan covers methods of (a) refining the marketing prototype, (b) establishing a larger pool of “name” talent, (c) creating a “niche” marketplace acceptance and distribution utilizing an integrated balance of broadcast, print, and internet media, and (d) support the product “branding” with initial pay-per-view events.  The primary strategy of the Company is to fully utilize an integration of the all form of broadcast and print media, supplemented by the Internet.

(2)

Distribution Methods of the Products or Services

Our objectives are to further broaden our exposure in the creation, production and promotion of our form of televised and live entertainment events and to eventually pursue complementary, entertainment-based business opportunities.

Galaxy Championship Wrestling operations are organized around two principal activities:
the creation, marketing and distribution of both live and televised entertainment, which includes the sale of advertising time on Company’s television programs; and the marketing and promotion of Galaxy branded merchandise. Currently, the Company does not have a current contract with any television stations.

Live Events

Live events are the cornerstone of Company business and provide the content for both television and pay-per-view programming. Each event is a highly theatrical production, which involves a significant degree of audience participation and employs various special effects, including lighting, pyrotechnics, powerful entrance music, and a variety of props.  Galaxy will promote live events through a variety of media, including television, radio, print, and the Internet.   Revenues from the live events are primarily derived from ticket sales, with prices for most live events averaging approximately $15.00 per ticket. Currently, the Company does not have a current contract with any television stations.

Licensed and Direct Sale Products

 The Company is developing several licensing programs using its trademarks and logo, copyrighted works and characters on retail products consisting primarily of apparel and give away items such as individual venue souvenirs and programs. As part of the strategic positioning, the Company intends to build a pool of licensees. In all of such contemplated licensing agreements, Galaxy will attempt to retain creative approval over the design, packaging and location of, and the promotional material associated with, all licensed products to maintain the distinctive style, look and quality of Company intellectual property and branding. These contemplated licensing agreements will provide for the payment of a percentage of the wholesale revenues as a royalty and require minimum guarantees with periodic advances. In addition to in-house staff, the Company will contract with outside agents to identify, develop and monitor such licensing arrangements.

At the current time, we have no licensing or merchandising agreements and all of our merchandise is manufactured or produced in house.  Independent contractors who are performers for our events are permitted, as part of their incentive, to offer their own personal merchandise before and after the event, and also during intermission.

5

Home Video

Galaxy is building a video library containing hundreds of hours of programming from its live events and television shows. We are still in the process of collecting video footage. At the current time, the video library is still growing and is not of sufficient size or age to offer to the public. In addition to producing videos from Company library footage, Galaxy can create new videos utilizing original footage produced specifically for this purpose. The Company will create master tapes and anticipates contracting with a third party to duplicate and distribute the videos to retailers nationwide.

(3)

Status of Any Announced New Product or Service

Galaxy has not publicly announced any products or services.

(4)

Competitive Business Conditions and the Issuer’s Competitive Position

Industry Description

Wrestling has evolved into one of the most popular forms of entertainment today. This sector has experienced significant growth in many aspects of business. This growth has been driven by a series of industry management initiatives to reposition the industry. These initiatives included:

•

Expanding story lines through the integration of contemporary themes;

•

Increasing focus on the continuous development of talented young performers to supplement our pool of established talent;

•

Developing additional weekly television programming and intensifying pay-per-view marketing efforts to expand audience;

•

Bringing the distribution of home videos and the publication and distribution of direct mail catalogs in-house;

•

Expanding the licensing and direct sale of branded merchandise;

•

Negotiating agreements to expand rights to sell advertising time on television programming; and

•

Establishing a presence on the Internet to further promote brands, generate additional revenue streams, and provide fans with a channel for interactive communication.

Competitive Position in our Industry.

The entertainment industry marketplace in which we operate is highly competitive, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.  In our sports entertainment market, we compete on a relatively small local and regional basis.  Our chief direct competitors are similar companies operating in smaller forums and markets.  We compete with smaller event promoters in all aspects of our business, including attendance, viewership, access to arenas, the sale and licensing of branded merchandise and distribution channels for our local access televised programs. We also directly compete to find, hire and retain talented performers.  On a national level, our primary competition is World Wrestling Entertainment, Inc. They have substantially greater financial resources than we do and are affiliated with television cable networks on which their programs are regularly aired on a national level.  They are also publicly traded on Nasdaq® and, as a consequence, they enjoy easier access to additional capital sources.  We also compete for entertainment and attendance dollars with professional, college and high school sports and events and with other local entertainment and leisure activities.

Methods of Competition

Objectives are to broaden position in the creation, production and promotion of sector televised and live entertainment events and to leverage technical and operating skills to pursue complementary entertainment-based business opportunities. Some of the key elements of industry strategy have been to:

•

Continue to produce high quality, branded programming, live events and consumer products for worldwide distribution;

•

Expand television and pay-per-view distribution relationships and develop broader distribution arrangements for branded programming worldwide;

•

Increase the licensing and direct sales of branded products through distribution channels;

•

Further develop the Internet as an entertainment and advertising platform; and

•

Form strategic relationships with other media and entertainment companies.

•

These actions have created a formidable economic force in the entertainment industry dominated by a few giants but with a seemingly insatiable demand for more “product.”

(5) Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

Not applicable.

(5)

Raw Materials and Suppliers

Not applicable.

(6)

Customers

The Company does not foresee that its business in the future will depend on one or a few major customers.

(7)

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Costas currently does not have any patents, trademarks, franchises, concessions, royalty agreements, or labor contracts.

(8) Government Approval of Principal Products or Services

None.

(9) Effects of Existing or Probable Governmental Regulations

There is currently no direct federal regulatory burden that would materially affect the Company or its products.  The primary regulatory requirements in the wrestling industry come through state licensing agencies.

(10) Research and Development Activities

None.

(11) Impact of Environmental Laws

None.

(12) Employees

Excluding officers, the Company presently has no employees. Only one (1) officer of the Company who is actively engaged as an employee for the Company.  He devotes approximately 15-20 hours a week to Company.  The Company anticipates relying solely on the efforts of its officers and directors in the near short term.

C.

Reports to Security Holders

(1)

Annual Reports

Galaxy will furnish its shareholders with annual financial reports certified by Galaxy's independent accountants.

(2)

Periodic Reports with the SEC

Galaxy is a reporting issuer with the Securities and Exchange Commission.  Galaxy will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required to maintain the fully reporting status.

(3)

Availability of Filings

The public may read and copy any materials Galaxy files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

The Company’s principal offices are located at 7341 West Charleston Boulevard, Suite 140, Las Vegas, Nevada 89117, telephone: (702)-338-6109.  An officer provides office space and services without charge.

Item 3. Legal Proceedings.

Galaxy is not a party to any pending legal proceeding.  The Company’s property is not the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2003, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s equity is currently traded on the OTCBB®. To date, the common stock of Galaxy has not traded.

Outstanding Options, Conversions, and Planned Issuance of Common Stock

As of the date of this report, Galaxy has issued to NevWest Securities Corporation 53,325 warrants to purchase the Company’s $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.11 per share of common stock and substantially all of the warrants will expire on or before May 31, 2005. During the year ended December 31, 2004, none of these warrants were exercised.

Security Holders

Galaxy currently has approximately 9,149,188 shares of Common Stock issued and outstanding held by approximately seventy two (72) shareholders of record.

Securities that Could Be Sold Pursuant to Rule 144

There are 7,293,250 shares of common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.  To date, no shares have been sold pursuant to Rule 144 of the Securities Act of 1933.  Of the shares owned by affiliates, 1,543,250 are currently freely transferable, but are subject to the resale limitations as outlined under Rule 144(e)(1)-(3).  In general, under Rule 144 as currently in effect, any of Galaxy’s affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.  Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about Galaxy.  Non-affiliates, who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.  Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities.  Rule 144A allows Galaxy’s existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions.  Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Dividends

As of the date of this report, Galaxy has not declared nor paid any dividends on its Common Stock.  As of the date of this report, Galaxy does not have a formal dividend policy.

Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of Galaxy is Shelley Godfrey, Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, (702) 361-3033.

Recent Sales of Unregistered Securities.

The Company was incorporated in Nevada on September 13, 2000.  The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On September 13, 2000, an officer, director and shareholder of the Company donated capital of $125.

On September 14, 2000, the Company issued 5,750,000 shares of its $0.001 par value common stock to two individuals, who are officers and directors of the Company in exchange for cash in the amount of $8,000 and fixed assets with a historical cost of $14,949.

On December 15, 2000, the Company issued 600,000 shares of its $0.001 par value common stock to Go Public Central for consulting services rendered.

On December 15, 2000, the Company closed its private placement offering and issued 1,303,000 of its $0.001 par value common stock for cash of $65,150.

During the year ended December 31, 2001, the Company received $63,325 in cash for shares that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.  This amount is considered a subscription payable.

On May 31, 2002, the Company closed its offering and issued 633,250 of its $0.001 par value common stock for total of $63,325 pursuant to an offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On June 10, 2002, the Company issued 310,000 shares of its $0.001 par value common stock to Go Public First, Inc. for consulting services rendered valued at $31,000.

On June 10, 2002, the Company issued 552,938 shares of its $0.001 par value common stock to Go Public First, Inc. for consulting services valued at $55,294, of which $10,000 is considered deferred compensation.

On June 30, 2002, an officer, director and shareholder of the Company donated fixed assets in the amount of $5,550.

During the year ended December 31, 2003, the Company adjusted deferred compensation in the amount of $10,000.

There have been no other issuances of common and/or preferred stock.

Item 6. Management's Analysis of Financial Condition and Plan of Operation.

A.

Management’s Analysis of Financial Condition

This section should be read in conjunction with the audited financial statements included in Part F/S of this filing.

In the approximately thirty nine (39) months of operation from September 13, 2000 (Date of Inception) to December 31, 2003, Galaxy generated limited revenues of $6,664 and incurred a cumulative net loss of $(334,461).  Galaxy’s loss resulted primarily from costs of start-up activities, including consulting fees and other general and administrative expenses.

As noted by the Auditor’s, the Company has limited operations and has not commenced planned principal operations, which raises substantial doubt about its ability to continue as a going concern. Jerome Jolly, the president of the Company, has verbally agreed and obligated himself to cover operating expenses by loaning money to the Company at a rate of $2,000 per month over the next twelve-month period. The loan bears no interest and is due upon demand. Due to the Company’s limited revenue producing operations, the Company is dependent upon its ability to secure equity and/or debt financing. There are no assurances that the Company will be successful in securing such funding.  It is important to note that without additional capital, either from Jerome Jolly in the form of monthly loans or from outside sources, it would be unlikely for the Company to continue as a going concern and it may be forced to terminate business operations.

Over the next twelve months, the Company plans to take the following material steps to further implement our business plan.

(1) Plan of Operation:  The Company plans to promote two events per month over the next twelve months. The Company anticipates operation of one event in the Little Rock area and one event in the outlying areas of the state. By promoting these events on the same weekend, we minimize the transportation cost and effectively get "more bang for the buck". At the six month point, we will re-evaluate our position and possibly expand our presence to four events per month and also possibly into the surrounding states on a more continuous basis.

(2) Material Steps Required to Implement the Twelve-Month Plan: The Company will require regular media promotion of the events for the Little Rock market and two weeks of poster/ flyer advertisement in outlying towns.  Additionally, the Company will coordinate with local non-profit groups to assist in ticket sales at ticket outlets locally, prior to the event.

(3) Estimated Costs and Timetable for Completion of Steps: The Company believes that the overhead costs for the Little Rock, Arkansas events will project at approximately $5000.00 per event and that the overhead for the outlying events will project at approximately $3000.00 (due in part to the lesser cost of venue). The Company anticipates that each event in Little Rock. Arkansas will at least break even and that the outlying events should be profitable, which will allow for the next event expenses to be covered. Since our office space, utilities, and services are currently donated, the Company’s standard overhead is non-existent.

The Company financed its operations during the period from September 13, 2000 to December 31, 2002 by issuing capital stock to its founder and officers and private investors in exchange for cash. Galaxy so far has limited its operations primarily to startup and development activities.  Moreover, we have limited capital resources.   In the approximately two years of operation from September 13, 2000 (Date of Inception) to December 31, 2002, the Company generated revenues amounting to $6,664 from ongoing operations and posted a net loss of $311,150 resulting from start-up, general administrative expenses, general administrative expenses for related parties, and legal expense.  The Company is considered a development stage company.

The Company is authorized to issue 20,000,000 shares of its $0.001 par value Common Stock and 5,000,000 shares of its $0.001 Preferred Stock.  During September 2000, the Company issued 5,750,000 shares of its $0.001 par value common stock to a former officer and current director in exchange for cash and a vehicle in the amount of $22,949. During December 2000, the Company issued 600,000 shares of its $0.001 par value common stock in exchange for consulting services valued.  The consulting services were valued at $60,000.  During December 2000, the Company completed an offering pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, and issued a total of 1,303,000 shares of its $0.001 par value common stock in exchange for cash of $65,150.  The funds were released to the Company on December 15, 2002. On May 31, 2002, the Company completed its offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and issued a total of 633,250 shares of its $0.001 par value common stock in exchange for cash of $63,325.  The funds were released to the Company in May 2002. During June 2002, the Company issued 310,000 shares of its $0.001 par value common stock in exchange for consulting services.  The consulting services were valued at $31,000.  During June 2002, the Company issued 552,938 shares of its $0.001 par value common stock in exchange for consulting services.  The consulting services were valued at $55,294. There have been no other issuances of common and/or preferred stock.

Galaxy financed its operations during the period from September 13, 2000 to December 31, 2003 primarily by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services, As of December 31, 2003, Galaxy has received $6,664 in revenue.

As of December 31, 2003, Galaxy had $9,235 in assets, $40,303in current liabilities, and a working capital of $(31,068).  The current assets consisted of $168 in cash and marketable securities and $9,067 in fixed.

B.

Plan of Operation

The Company believes that it has sufficient resources to support its operations for the next twelve to eighteen months.  This conclusion is based upon the fact that fixed costs for the Company are negligible, consisting primarily of basic office expenses and supplies.  The Company does not pay salaries and does not anticipate paying salaries for the foreseeable future. However, without realizing revenues, the Company will eventually face financial difficulties and may need to raise additional capital.  It is the intent of the Company, in the next twelve months, to generate revenues sufficient to operate and grow as a going concern.  The Company’s audited financial statements clearly indicate concern on the part of the auditor as to the viability of the Company as a going concern.  If the Company does not realize significant revenues in the near-term and the Company does not secure additional capital, it may be difficult to continue operations notwithstanding the fact that our fixed costs are nominal.

Galaxy believes that it has sufficient resources to support its operations for the next twelve to eighteen months.  However, without realizing revenues, Galaxy will eventually face financial difficulties and may need to raise additional capital.  It is the intent of Galaxy, in the next twelve months, to generate revenues sufficient to operate and grow as a going concern.

Item 7. Financial Statements.

Galaxy, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2003 and 2002

and

Statement of Operations,

Changes in Stockholders’ Equity, and

Cash Flows

for the year ended

December 31, 2003 and 2002

and

for the period

September 30, 2000(Date of Inception)

through

December 31, 2003

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 (fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Galaxy Championship Wrestling, Inc.

We have audited the Balance Sheet of Galaxy Championship Wrestling, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statement of Operations, Stockholders’ Equity, and Cash Flows for the year then ended and for the period September 13, 2000 (Date of Inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Championship Wrestling, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for year then ended and for the period September 13, 2000 (Date of Inception) to December 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts LLP

April 5, 2004

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Balance Sheets

	December 31,
	2003	2002
Assets

Current assets:
Cash and cash equivalents	$68	$185
Deposits	-	2,000
	-	1,800
Prepaid expenses	100	100
Total current assets	168	4,085

Fixed assets, net	9,067	12,273
	$9,235	$16,358

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$12,500	$12,000
Notes payable	6,000	6,000
	21,803	19,803
Total current liabilities	40,303	37,803

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,149,188 and 9,149,188 shares issued and outstanding as of 12/31/03 and 12/31/02, respectively	9,149	9,149
Additional paid-in capital	294,244	294,244
Deferred compensation	-	(10,000)
(Deficit) accumulated during development stage	(334,461)	(314,838)
	(31,068)	(21,445)
	$9,235	$16,258

The accompanying notes are an integral part of these financial statements.

2

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Statements of Operations

	For the years ended December 31,		September 13, 2000 (Inception) to December 31,
	2003	2002	2003

Revenue	$-	$2,527	$6,664

Expenses:
Cost of services	-	2,665	2,665
General and administrative expenses	4,617	99,518	206,858
General and administrative expenses – RPT	-	-	18,907
Consulting expenses	10,000	-	96,000
Depreciation expense	3,206	2,641	7,678
Bad debt expense	1,800	-	1,800
Loss on sale of fixed asset	-	-	7,202
Total Expenses	19,623	104,824	341,110

Other income:
Interest income	-	5	5
Total other income	-	5	5

Net (loss) before income tax benefit	$(19,623)	$(102,292)	$(334,461)

Income tax benefit	-	(3,688)	-

Net (loss)	$(19,623)	$(105,980)	$(334,461)

Weighted average number of common shares outstanding – basic and fully diluted	9,149,188	9,148,188
Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Statements of Changes in Stockholders’ Equity

	Common Stock							(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-in Capital		Subscriptions Payable		Deferred Compensation
September 2000
Donated Capital	-	$-	$125	$		$		$-	$125

September 2000
Issued for cash and A vehicle	5,750,000	5,750	17,199						22,949

December 2000
Issued for services	600,000	600	59,400						60,000

December 2000
Issued for cash	1,303,000	1,303	63,847						65,150

Net (loss)
September 13, 2000 (Inception) to December 31, 2000								(107,683)	(107,683)

Balance, December 31, 2000	7,653,000	7,653	140,571		-		-	(107,683)	40,541

December 2001
Cash received for 504 offering					63,325				63,325

Net (loss)
For the year ended December 31, 2001								(101,175)	(101,175)

Balance, December 31, 2001	7,653,000	7,653	140,571		63,325		-	(208,858)	2,691

May 2002
504 offering issued for cash	633,250	633	62,692		(63,325)				-

June 2002
Issued for services	310,000	310	30,690						31,000

June 2002
Issued for services	552,938	553	54,741				(10,000)		45,294

June 2002
Donated capital									5,550
			5,550
Net (loss)
For the year ended December 31, 2002								(105,980)	(105,980)

Balance, December 31, 2002	9,149,188	9,149	294,244		-		(10,000)	(314,838)	(21,445)

December 2003 Deferred Compensation							10,000		10,000

Net (loss)
For the year ended December 31, 2003								(19,623)	(19,623)
Balance, December 31, 2003	9,149,188	9,149	294,244		-		-	(334,461)	(31,068)

The accompanying notes are an integral part of these financial statements.

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended December 31,		September 13, 2000 (Inception) to December 31, 2003
	2003	2002
Cash flows from operating activities
Net (loss)	$(19,623)	$(105,980)		$(334,461)
Shares issued for services	-	86,294		146,294
Depreciation	3,206	2,641		7,678
Loss on sale of Fixed Asset	-	-		7,202
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Decrease) in deposits	2,000	-		-
(Decrease) in deferred tax asset	-	3,688		-
Increase in accounts payable	500	12,000		12,500
Net cash (used) by operating activities	(13,917)	(1,357)		(160,787)

Cash flows from investing activities
Purchase of fixed assets	-	-		(10,448)
Sale of fixed assets	-	-		7,000
Decrease in note receivable	1,800	-		-
(Increase) in marketable security	-	(100)		(100)
Net cash provided (used) by investing activities	1,800	(100)		(3,548)

Cash flows from financing activities
Issuances of common stock	-	63,325		136,475
Donated capital	-	-		125
Decrease) in subscription payables	-	(63,325)		-
Decrease (increase) in deferred compensation	10,000	(10,000)		-
Increase in note payable	-	-		6,000
Increase in note payable – related party	2,000	11,642		21,803
Net cash provided by financing activities	12,000	1,642		164,403

Net increase (decrease) in cash and equivalents
Cash – beginning	(117)	185		68
Cash – ending	$185	-		-
	68	185		68
Supplemental disclosures:
Interest paid	$-	-		-
Income taxes paid	$-	-	-	-

Non-cash transactions:
Stock issued for services	$-	$86,294		$146,294
Number of shares issued for services	-	862,938		1,462,938

Stock issued in exchange for fixed assets	$-	$5,550		$20,499
Number of shares issued for fixed assets	-	-		3,745,556

The accompanying notes are an integral part of these financial statements.

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

The Company was organized September 13, 2000 (Date of Inception) under the laws of the State of Nevada, as Galaxy Championship Wrestling, Inc.  The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 20,000,000 shares of $0.001 par value common stock.

Note 2 – Accounting policies and procedures

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  Cash equivalents include funds held in a money market account.  There are cash equivalents of $68 and $185 as of December 31, 2003 and 2002.

Revenue recognition

The Company reports revenue as earned upon the collection of admission at the various live wrestling events.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and equivalents, deposits, notes receivable, marketable securities, accounts payable, and notes payable.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Fixed assets

The cost of fixed assets is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

Vehicle

5 years

Equipment

5 years

Tools

5 years

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Notes

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2003 and 2002.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period.  The basic weighted average number of common shares outstanding was 9,149,188 and 8,562,722 for the years ended December 31, 2003 and 2002, respectively.  The fully diluted weighted average number of common shares outstanding was 9,202,513 and 8,593,987 for the years ended December 31, 2003 and 2002, respectively.  The computation for loss per common share, assuming dilution, for the years ended December 31, 2003 and 2002, was antidilutive, and therefore is not included.  Outstanding warrants as of December 31, 2003 totaled 53,325.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Notes

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation."
Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has generated minimal revenues.  In order to obtain the necessary capital, the Company raised funds via a private placement offering and an offering pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended.  If the securities offering did not provide sufficient capital, Jerome Jolly, the president of the Company, has verbally agreed and obligated himself to cover operating expenses by loaning money to the Company at a rate of $2,000 per month over the next twelve-month period.  The loan bears no interest and is due upon demand.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 4 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes” ("SFAS No. 109"), which requires use of the liability method.   SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

  U.S federal statutory rate      (34.0%)

  Valuation reserve                    34.0%

  Total                                            -%

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year	Amount	Expiration
2000	$107,683	2020
2001	$101,175	2021
2002	$105,980	2022
2003	$ 19,623	2023

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Notes

Such losses may not be fully deductible due to significant amounts on non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code.  The Company has established a valuation allowance of $3,688 for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Note 5 – Note receivable

During the year ended December 31, 2001, the Company loaned $1,800 to Gerry Sadler.  The note bears no interest and is due upon demand.  During the year ended December 31, 2003, the Company wrote-off the entire balance due.

Note 6 – Fixed assets

Vehicle, furniture, equipment and tools as of December 31, 2003 consisted of the following:

Vehicle	$ 6,000
Furniture and equipment	8,195
Tools	1,803
15,998
Less: Accumulated depreciation	(6,931)
$ 9,067

The Company recorded depreciation expense in the amount of $3,206 and $2,641 during the years ended December 31, 2003 and 2002, respectively.

Note 7 – Notes payable

On October 3, 2001, the Company purchased a vehicle in the amount of $6,000 from Rick Olive, of which the Company paid $3,500 as a down payment.  The amount due to Mr. Olive is $2,500 which bears no interest and was due on October 3, 2002.  As of December 31, 2003, the Company has made no payments to Mr. Olive and the note is in default.

During the year ended December 31, 2001, the Company received $3,500 from Bradford Barker as a loan.  The loan bears no interest and is due upon demand. As of December 31, 2003, the Company has made no payments to Mr. Barker and the balance is $3,500.

Note 8 – Notes payable – related party

During the years ended December 31, 2003 and 2002, the Company received $0 and $5,500, respectively, from Frank Danesi as a loan.  The loan bears no interest and is due upon demand.  As of December 31, 2003, the balance is $13,000.

During the years ended December 31, 2003 and 2002, the Company received $0 and $6,642, respectively, from the president of the Company as a loan.  The loan bears no interest and is due upon demand.  As of December 31, 2003, the total amount due to the president of the Company is $7,303.

During the years ended December 31, 2003 and 2002, the Company received $1,500 and $0, respectively, from Costas, Inc. as a loan.  The Company owns common stock of Costas, Inc.  The loan bears no interest and is due upon demand.  During the year ended December 31, 2003, the Company has made no payments to Costas, Inc.

Note 9 – Stockholders’ equity

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Notes

On September 13, 2000, an officer, director and shareholder of the Company donated capital of $125.

On September 14, 2000, the Company issued 5,750,000 shares of its $0.001 par value common stock to two individuals, who are officers and directors of the Company in exchange for cash in the amount of $8,000 and fixed assets with a historical cost of $14,949.

On December 15, 2000, the Company issued 600,000 shares of its $0.001 par value common stock to Go Public Central for consulting services rendered.

On December 15, 2000, the Company closed its private placement offering and issued 1,303,000 of its $0.001 par value common stock for cash of $65,150.

During the year ended December 31, 2001, the Company received $63,325 in cash for shares that were issued in the offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.  This amount is considered a subscription payable.

On May 31, 2002, the Company closed its offering and issued 633,250 of its $0.001 par value common stock for total of $63,325 pursuant to an offering pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On June 10, 2002, the Company issued 310,000 shares of its $0.001 par value common stock to Go Public First, Inc. for consulting services rendered valued at $31,000.

On June 10, 2002, the Company issued 552,938 shares of its $0.001 par value common stock to Go Public First, Inc. for consulting services valued at $55,294, of which $10,000 is considered deferred compensation.

On June 30, 2002, an officer, director and shareholder of the Company donated fixed assets in the amount of $5,550.

During the year ended December 31, 2003, the Company adjusted deferred compensation in the amount of $10,000.

As of December 31, 2003, there have been no other issuances of preferred and/or common stock.

Note 10 – Deferred compensation

On June 10, 2002, the Company issued 552,938 shares of its $0.001 par value common stock to Go Public First, Inc. for consulting services valued at $55,294, of which $10,000 is considered deferred compensation.  During the year ended December 31, 2003, the Company amortized $10,000 of consulting services and the balance of deferred compensation is $0.

Note 11 – Warrants and options

As of May 31, 2002, the Company issued 53,325 warrants to purchase the Company’s $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.11 per share of common stock and substantially all warrants will expire on or before May 31, 2005.  During the year ended December 31, 2003, no warrants have been exercised.

Note 12 – Related party transactions

During the year ended December 31, 2000, the Company paid $26,000 to Go Public Central for consulting services rendered.

During the years ended December 31, 2001 and 2000, the Company paid $7,885 and $10,225, respectively, to the president of the Company as compensation.

Galaxy Championship Wrestling, Inc.

(a Development Stage Company)

Notes

During the year ended December 31, 2001, the Company paid $772 to an officer, director and shareholder of the Company as compensation.

On June 30, 2002, an officer, director and shareholder of the Company donated fixed assets in the amount of $5,550.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

A.

Directors, Executive Officers and Significant Employees

The names, ages, and positions of the Company’s directors, executive officers, and significant employees are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
Jerome Jolly	39	President, Treasurer, Secretary, and Director	September 2000
Grady Johnson	62	Executive-VP, Treasurer, Director	September 2000

Jerome Jolly, Chairman of the Board of Directors, CEO and President Mr. Jolly is also known as (AKA) Crazy Luke Graham Jr. and has been involved in the professional wrestling industry since 1987. He has wrestled for many independent wrestling promotions including United States Wrestling Association (USWA), NWA- Georgia, NWA-Southwest, Central States Wrestling Alliance, Superstars of Wrestling, Main Event Championship Wrestling, Southern Championship Wrestling, American Wrestling Federation, American Championship Wrestling Association, Southwest Championship Wrestling, Intercontinental Pro Championship Wrestling, Mid South Wrestling and several other federations. He has experience as a wrestler, event promoter, booker/ shot caller, and trainer and is a respected “in ring” veteran by his peers in the industry, normally working in upper card/main event matches. He has wrestled with or against many of the top name performers of the past and present in the industry today. He has held many independent championship titles as a singles and Tag Team wrestler. His background outside the wrestling industry includes:

•

10 years of service in the United States Navy, where he advanced through the ranks in a timely fashion, attaining the rank of E-6, and was awarded numerous citations, awards and medals

•

Senior Sales Management in the Oil and Natural Gas industry

•

Management / Sales consulting and General Management of small private businesses

•

Executive Recruitment, specializing in senior management and board level executives for the Hospitality and Gaming industries.

James Grady Johnson, Executive Vice President, Mr. Johnson, AKA Crazy Luke Graham, was one of the original Golden Grahams (Graham Brothers of Professional Wrestling notoriety). He originally teamed with Dr. Jerry Graham, and Eddie Graham and entered the wrestling industry in 1957.   He wrestled against and retired the legendary Lou Thesz in Mr. Thesz’ retirement match in the United States. Mr. Johnson held the WWF U.S. Tag Team Title with Dr. Jerry Graham, and tagged with Tarzan Tyler to become the WWF Tag Team Champions. He has wrestled in every state in the United States and in many countries around the world, holding titles in too many federations to list. He made several runs in the WWF/WWWF and in most recognized territories during his career. Today, he is recognized as one of the true legends of the industry, and is well respected by newcomers and veterans alike, and is well connected to many other legends of the industry. He is also well known and connected to major talent in the WWF/WCW. He initially retired in 1986, but has recently begun to make appearances across the country with Luke Graham Jr. as the last living member of the original Graham brothers. Since his retirement from the wrestling industry, he has worked with a railroad transportation company in various positions.

 The Company does not have an audit committee financial expert serving on its audit committee.  The Company believes that an audit committee financial expert is not currently needed due to the fact that the Company has a limited number of financial transactions, the financial transactions being conducted are not complex, and the Company has limited resources available to hire such an expert.

B.

Family Relationships

None.

C.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.  No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.  No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

Summary Compensation Table

NAME	POSITION	COMPENSATION
Jerome Jolly	President, Treasurer, Secretary, and Director	None
Grady Johnson	Executive VP, Treasurer, and Director	None

As of the date of this Registration Statement,  a limited amount of compensation has been paid to the Company’s officers and directors.  Officers and directors of the Company will not receive regular salary compensation until the Company becomes profitable from revenue producing operations.  The Board of Directors will determine the amount of their salaries, which will depend on the profitability of the Company.

In the future, the Board of Directors may set annual bonuses based on profitability and performance of the Company.

Employment Contracts

The Company has no employment agreements with any of its officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this Registration Statement with respect to the beneficial ownership of the Common Stock of the Company by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.  Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class	Name of Beneficial Owner	Number of Shares	% of Class
Common Stock	Jerome Jolly, President, and Director (1)	4,312,500	47.14%
Common Stock	Grady Johnson, Treasurer and Director (2)	1,437,500	15.71%
Common Stock	Frank Danesi Jr. Director (3)	731,469	8.00%
Common Stock	Ted D. Campbell II (4)	731,469	8.00%
Common Stock	Officers and Directors as a Group	5,750,000	62.85%

Footnotes:

(1).

The address for Jerome Jolly is 16913 North Landmark Circle, Little Rock, Arkansas 89107.

(2). The address for Grady Johnson is 16913 North Landmark Circle, Little Rock, Arkansas 89107.

(3). The Address for Frank Danesi Jr. is 8787 West Washburn Road, Las Vegas, Nevada 89149.

(4). The Address for Ted D. Campbell II is 9508 Royal Lamb Drive, Las Vegas, Nevada 89145.

Change in Control

No arrangements exist that may result in a change of control of Galaxy.

Item 12. Certain Relationships and Related Transactions.

On September 13, 2000, Jerome Jolly, an officer, director and shareholder of the Company donated capital of $125.

On September 14, 2000, the Company issued 5,750,000 shares of its $0.001 par value common stock to Jerome Jolly and Grady Johnson,, who are officers and directors of the Company in exchange for cash in the amount of $8,000 and fixed assets valued at $14,949.

During the year ended December 31, 2000, the Company paid $10,225 to Jerome Jolly, the president of the Company as compensation.

During the year ended December 31, 2000, the Company paid $26,000 to Go Public Central, Inc. (“GPC”) for consulting services rendered. At the date of the registration statement, there is no relationship between the Company and GPC. GPC was dissolved as a corporation with the Nevada Secretary of State on December 31, 2002.

During the year ended December 31, 2001, the Company paid $7,885 to Jerome Jolly, the president of the Company as compensation.

During the year ended December 31, 2001, the Company paid $772 to Grady Johnson, an officer, director and shareholder of the Company as compensation.

On June 30, 2002, Jerome Jolly, an officer, director and shareholder of the Company donated fixed assets in the amount of $5,550.

During the year ended December 31, 2002, the Company received $6,504 from Jerome Jolly, the president of the Company as a loan.  The loan bears no interest and is due upon demand.

Office space and services are provided without charge by Jerome Jolly, President of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts.

Item 13. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(i)

Articles of Incorporation of the Company filed September 13, 2000 and Amendments Thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

(ii) By-Laws of the Company adopted September 13, 2000 , incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

99.	Additional Exhibits
Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

Galaxy filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galaxy Championship Wrestling, Inc.
(Registrant)

By: /s/ Jerome Jolly, President

April 6, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Jolly	President, Principal Executive Officer, Director	April 6, 2004
Jerome Jolly

/s/ Jerome Jolly	Principal Financial Officer	April 6, 2004
Jerome Jolly

/s/ Jerome Jolly	Principal Accounting Officer	April 6, 2004
Jerome Jolly