Form 10QSB
period 2004-03-31
GALAXY CHAMPIONSHIP WRESTLING INC
filed 2004-06-29
CIK 1131903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to _______________

                        Commission file number 000-50149

                       Galaxy Championship Wrestling, Inc.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                  88-0472860
--------------------------------------------------------------------------------
     (State or jurisdiction of            (I.R.S. Employer Identification  No.)
  incorporation or organization)

                       2501 E. Commercial Blvd., Suite 212
                            Ft. Lauderdale, FL 33308
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (305)-667-5540
                              --------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 9,149,188 shares issued and outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                      PAGE

                       GALAXY CHAMPIONSHIP WRESTLING, INC.

                          (A DEVELOPMENT STAGE COMPANY)




PART I     Financial Information

   Item 1. Financial Statements ............................................ 3

           Condensed Balance Sheets
           March 31, 2004 (unaudited) and December 31, 2003 ................ 3

           Unaudited Condensed Statements of Operations for the
           three months ended March 31, 2004 and 2003, and cummulative from inception on September 13, 2000 through March 31, 2004 ..... 4

           Unaudited Condensed Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003, and cummulative from inception on September 13, 2000 through March 31, 2004 ..... 5

           Notes to Financial Statements (unaudited) ....................... 6

   Item 2. Plan of operation................................................ 6


PART II - OTHER INFORMATION


   Item 1. Legal Proceedings ............................................... 7

   Item 2. Changes in Securities ........................................... 8

   Item 3. Defaults Upon Senior Securities ................................. 8

   Item 4. Submission of Matters to a Vote of Security Holders ............. 8

   Item 5. Other Information ............................................... 8

   Item 6. Exhibits and Reports on Form 8-K ................................ 8

SIGNATURES ................................................................. 9

                          PART I Financial Information

Item 1. Financial Statements

                     GALAXY CHAMPIONSHIP WRESTLING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                      March, 31   December 31,
                                                        2004         2003
                                                     -----------  ------------
                                                     (unaudited)
                                     ASSETS
                                   -----------
CURRENT ASSETS
    Cash                                                     $68           $68
    Prepaid expense                                          100           100
         Total Current Assets                                168           168

    FIXED ASSETS-net                                       8,260         9,067
                                                     -----------  ------------
                                                          $8,427        $9,235
                                                     ===========  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
       Accounts payable                                  $15,145       $12,500
       Notes payable                                      21,803        21,803
       Notes payable-related parties                       6,000         6,000
       Total Current Liabilities                          42,948        40,303

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Peferred stock, $.001 par value, 5,000,000
  shares authorized, none issued                               -             -
Common stock, par value $.001, 20,000,000
  shares authorized, 9,149,188 issued and
  outstanding                                            9,149           9,149
Paid in capital                                          295,994       294,244
(Deficit) accumulated during the development stage      (339,664)     (334,461)
                                                     -----------  ------------

Total Stockholders' Equity (Deficit)                    (34,521)       (31,068)
                                                     ===========  ============
                                                          $8,427        $9,235


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      GALAXY CHAMPIONSHIP WRESTLING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                       Cummulative
                                                          from
                                 Three Months Ended   September 13,
                                                          2000
                                     March 31,         (Inception)
                               ---------------------      to
                                 2004        2003     March 31, 2004
                               ---------  ---------- ----------------

REVENUES                              $-          $-           $6,669

EXPENSES
   Cost of services                                             2,665
   General and administrative      4,395         118          327,981
   Depreciation                      807         800            8,485
   Loss on sale of fixed asset                                  7,202

   Total expenses                  5,202         800          346,333

NET (LOSS)                       $(5,202)      $(800)       $(339,664)
                               =========  ==========  ===============
NET (LOSS) PER SHARE               *            *
                               =========  ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    9,149,188   9,149,188
                               =========  ==========

*  less than $.01 per share


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      GALAXY CHAMPIONSHIP WRESTLING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Cummulative
                                                                    from
                                                                  July 16,
                                            Three Months Ended      1998
                                                March 31,        (Inception)
                                           --------------------      to
                                             2004       2003    March 31, 2004
                                           --------- ---------- --------------


CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
  Net (loss) from operations                 $(5,202)     $(918)     $(339,664)
  Depreciation expense                           807      $ 800          8,485
  Loss on fixed asset                                                    7,202
  Common stock issued for services                                     146,294
  Contributed capital                          1,750                     1,875
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
    Accounts payable                           2,645                    15,145
                                           --------- ---------- --------------
NET CASH (USED BY) OPERATING ACTIVITIES            0       (118)      (160,663)
                                           --------- ---------- --------------
INVESTING ACTIVITIES
  Purchase of fixed assets                                             (10,448)
  Proceeds from sale of fixed assets                                     7,000
  Increase in marketable securities                                       (100)
                                           --------- ---------- --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES          -          -         (3,548)

FINANCING ACTIVITIES
    Increase in notes payable                                           27,804

    Proceeds from sale of common stock                                 136,475
                                           --------- ---------- --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          -          -        164,279
                                           --------- ---------- --------------
NET INCREASE IN CASH                               0       (118)            68

CASH, BEGINNING OF PERIOD                         68        185              -
                                           --------- ---------- --------------
CASH, END OF PERIOD                          $    68      $  67      $      68
                                           ========= ========== ==============
Supplemental Schedule of Noncash
  Investing and Financing Activities:

    Common stock issued for fixed assets                            $   20,499
                                                                ==============


        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. CHANGE IN CONTROL OF THE COMPANY

On March 31, 2004, two shareholders sold, in a private transaction, 5,750,000 shares of their stock ownership of Galaxy Championship Wrestling, Inc. to an individual representing 63% of all outstanding shares of the Company, resulting in a change of ownership in and control of the Company at that date.

The new shareholder advanced $5,000 during March 2004, to pay the outstanding account payable of the former CPA firm, Beckstead and Watts LLP.



ITEM 2. PLAN OF OPERATION

A.   Management's Discussion

Galaxy Championship Wrestling, Inc. ("Galaxy" or the "Company"), was incorporated in the State of Nevada on September 13, 2000.

The company is in the development stage, and has until recently, had as its primary business, the plan to develop, produce, and market live entertainment in the forum of professional wrestling.

Our principal market(s) included regional markets in the mid-west and south, and we expected to broaden our market exposure further over time. We had secured limited television programming on local television stations and our plan was to broaden our viewer audience and appeal such that additional broadcast stations in other markets would have considered broadcasting our events and thereby increase our exposure.

There are significantly larger market participants engaged in the promotion and marketing of entertainment style wrestling. Specifically, there is one dominant entity providing similar types of events. Our approach however, was different in a significant way. The entertainment we hoped to provide to live and television audiences was traditional professional wrestling without undue violence or obscenity, as provided by the events produced by our competitor(s).

We believed that a significant market existed for professional wrestling events geared toward family entertainment, consistent with family values and a higher degree of morality. Our target audience was families and individuals concerned with these issues who were otherwise precluded from enjoying professional wrestling events offered by our competitors. We believed that the traditional roots of this form of entertainment focused on themes and values more appealing to the family. We believed our approach appealed to a broader segment of the population who would otherwise enjoy professional wrestling events but for the violent nature of such events as offered by our competitors.

Unfortunately, results have not transpired as anticipated. We have not generated sufficient revenue to sustain our operations and we have not been able to raise sufficient funds to meet our needs. As a result of these factors, we have elected to seek a new direction for the company and its shareholders. Under an agreement dated March 31, 2004, management of the Company has sold its shares to Ms. Camila Maz, whereby Ms. Maz has become the principal shareholder of the company. Ms. Maz has extensive experience in various business functions. The company, under the guidance of Ms. Maz, is currently reviewing its financial condition and is in the process of investigating potential acquisitions and other business opportunities.

In the initial approximately forty - two (42) month operating period from September 13, 2000 (inception) to March 31, 2004, Galaxy generated $6,669 in revenues while incurring $346,333 in costs and expenses. This resulted in a cumulative net loss of $339,664 for the period, which is equivalent to $(0.01) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2004, Galaxy had $-(34,521) in working capital. Galaxy's current assets as of March 31, 2004 consisted of $84,27.

The Company believes that as a result of the change in control, it has sufficient resources to continue operations for the next twelve months. However, independent auditors of the Company have expressed substantial doubt as to the Company's ability to continue as a going concern.


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

               31.1 Certification pursuant to the Sarbanes-Oxley Act of 2002

               31.2 Certification pursuant to the Sarbanes-Oxley Act of 2002

               32   Certification  Pursuant  to Title 18,  United  States  Code,
                    Section 1350

          (b)  Reports on Form 8-K

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

               Galaxy Championship Wrestling, Inc.
             ----------------------------------------
                          (Registrant)

     Signature               Title                  Date
     ---------               -----                  ----

  /s/ Camilla Miller       President,            June 24, 2004
  ----------------        Treasurer, &
      Camilla Miller       Director


  /s/ Camilla Miller     Principal Financial     June 24, 2004
  ----------------          Officer
      Camilla Miller

  /s/ Camilla Miller     Principal Accounting    June 24, 2004
  ----------------          Officer
      Camilla Miller

EXHIBIT 31.1

            Certification pursuant to the Sarbanes-Oxley Act of 2002
            --------------------------------------------------------

I, Camilla Miller, President & CEO of Galaxy Championship Wrestling, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Galaxy Championship Wrestling, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2004

By:  /s/ Camilla Miller
-----------------------------
         Camilla Miller, President & CEO

EXHIBIT 31.2

            Certification pursuant to the Sarbanes-Oxley Act of 2002
           ----------------------------------------------------------

I, Camilla Miller, Secretary, Treasurer and Principal Financial Officer of Galaxy Championship Wrestling, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Galaxy Championship Wrestling, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2004

By:  /s/ Camilla Miller
    ------------------
         Camilla Miller, Secretary, Treasurer, Principal Financial Officer

EXHIBIT 32

                Certification Pursuant to Title 18, United States
             Code, Section 1350, as Adopted Pursuant to Section 906
                        Of The Sarbanes-Oxley Act Of 2002
                       ----------------------------------

In connection with the Quarterly Report of Galaxy Championship Wrestling, Inc. ("Galaxy") on Form 10-QSB for the nine-month period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Camilla Miller, President and Chief Executive Officer of Galaxy, and I, Camilla Miller, Principal Financial Officer of Galaxy, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Galaxy

Date: June 24, 2004

/s/ Camilla Miller
-----------------
    Camilla Miller
    President and Chief Executive Officer

Date: June 24, 2004
/s/ Camilla Miller
------------------
    Camilla Miller
    Principal Financial Officer