Form 10QSB
period 2004-06-30
FUSA CAPITAL CORP
filed 2004-08-20
CIK 1131903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to _______________

                        Commission file number 000-50149

                            FUSA CAPITAL CORPORATION
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 9,149,188 shares issued and outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            FUSA CAPITAL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I     Financial Information                                           Page

  Item 1.  Financial Statements:

           Condensed  Balance Sheets June 30, 2004  (unaudited) and December
           31, 2003 .......................................................... 3

           Unaudited  Condensed  Statements of Operations  for the three and six months  ended June 30, 2004 and 2003,  and  cummulative  from inception on September 13, 2000 through June 30, 2004 ............. 4

           Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003, and cummulative from inception on
           September 13, 2000 through June 30, 2004 .......................... 5

           Notes to Financial Statements (unaudited) ......................... 6

  Item 2.  Plan of operation ................................................. 6


PART II - OTHER INFORMATION


   Item 1. Legal Proceedings ................................................. 7

   Item 2. Changes in Securities ............................................. 7

   Item 3. Defaults Upon Senior Securities ................................... 7

   Item 4. Submission of Matters to a Vote of Security Holders ............... 7

   Item 5. Other Information ................................................. 7

   Item 6. Exhibits and Reports on Form 8-K .................................. 7

SIGNATURES ................................................................... 8

                          PART I Financial Information

Item 1. Financial Statements


                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                       June 30,   December 31,
                                                         2004         2003
                                                     -----------  ------------
                                                     (unaudited)
                                     ASSETS
                                    --------
CURRENT ASSETS
  Cash                                                $       68   $        68
  Prepaid expense                                            100           100
                                                     -----------  ------------

     Total Current Assets                                    168           168

  FIXED ASSETS-net                                                       9,067
                                                     -----------  ------------

                                                      $      168   $     9,235
                                                     ===========  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                    $   13,479   $    12,500
  Accounts payable-related party                           5,523
  Notes payable-related party                             49,203        27,803
  Accrued Interest                                           687
                                                     -----------  ------------

     Total Current Liabilities                            68,892        40,303
                                                     -----------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Peferred stock, $.001 par value, 5,000,000
  shares authorized, none issued                               -             -

Common stock, par value $.001, 20,000,000
  shares authorized, 9,149,188 issued and
  outstanding                                              9,149         9,149
Paid in capital                                          275,994       294,244
(Deficit) accumulated during the development stage      (353,867)     (334,461)
                                                     -----------  ------------


Total Stockholders' Equity (Deficit)                     (68,724)      (31,068)
                                                     -----------  ------------

                                                      $      168   $     9,235
                                                     ===========  ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Cummulative
                                                                                        from
                                                                                    September 13,
                                                                                        2000
                                 Three Months Ended        Six Months Ended         (Inception)
                                     June 30,                   June 30,                 to
                              ------------------------- ------------------------- ---------------
                                   2004         2003         2004        2003      June 30, 2004
                              ------------ ------------ ------------ ------------ ---------------
REVENUES                       $         -  $         -            -            -  $        6,669
                              ------------ ------------ ------------ ------------ ---------------

EXPENSES
  Cost of services                                                                          2,665
  General and administrative        11,944                    16,339          118         339,924
  Depreciation                                      799          807        1,599           8,485
  Loss on sale of fixed assets       2,260                     2,260                        9,462
                              ------------ ------------ ------------ ------------ ---------------

  Total expenses                    14,204          799       19,406        1,717         360,536
                              ------------ ------------ ------------ ------------ ---------------

NET (LOSS)                     $   (14,204) $      (799) $   (19,406) $    (1,717) $     (353,867)
                              ============ ============ ============ ============ ===============

BASIC NET (LOSS) PER SHARE           *            *            *            *
                              ============ ============ ============ ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      9,149,188    9,149,188    9,149,188    9,149,188
                              ============ ============ ============ ============

*  less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Cummulative
                                                                    from
                                                                  July 16,
                                            Six Months Ended      1998
                                                June 30,        (Inception)
                                           --------------------      to
                                             2004       2003    June 30, 2004
                                           --------- ---------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
  Net (loss) from operations                $(19,406) $  (1,717)  $   (353,868)
  Depreciation expense                           807      1,599          8,485
  Loss on fixed asset                          2,260                     9,462
  Common stock issued for services                                     146,295
  Contributed capital                          1,750                     1,875
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
    Accounts payable                           6,502                    19,002
    Accrued interest                             687                       687
                                           --------- ---------- --------------

NET CASH (USED BY) OPERATING ACTIVITIES       (7,400)      (118)      (168,062)
                                           --------- ---------- --------------

INVESTING ACTIVITIES
  Purchase of fixed assets                                             (10,448)
  Proceeds from sale of fixed assets                                     7,000
  Increase in marketable securities                                       (100)
                                           --------- ---------- --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES          -          -         (3,548)

FINANCING ACTIVITIES
  Increase in notes payable
    - related parties                         27,400                    55,203
  Purchase of outstanding warrants           (20,000)                  (20,000)
  Proceeds from sale of common stock                                   136,475
                                           --------- ---------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES      7,400          -        171,678
                                           --------- ---------- --------------

NET INCREASE IN CASH                              (0)      (118)            68

CASH, BEGINNING OF PERIOD                         68        186              -
                                           --------- ---------- --------------

CASH, END OF PERIOD                         $     68  $      68  $          68
                                           ========= ========== ==============

Supplemental Schedule of Noncash
  Investing and Financing Activities:

  Common stock issued for fixed assets                           $      20,499
                                                               ===============

  Loss on abandonment of fixed assets
    partially offset by reduction in
     notes payable of                      $   6,000             $       6,000
                                           =========            ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. NAME CHANGE

During the quarter the Company changed its name to Fusa Capital Corporation (formerly Galaxy Championship Wrestling, Inc.)

Note 3. NOTES PAYABLE TO RELATED PARTIES

Subsequent to December 31, 2003, the Company borrowed from related parties to reduce certain outstanding obligations of the Company and to pay for $20,000 for the cancellation of all 53,325 outstanding warrants .

This refinancing activity resulted in the origination of unsecured notes payable to related parties of $49,203 and accrued interest of $687 at June 30, 2004, at 6 % per annum. Principal and accrued interest are due on demand.

Note 4. ABANDONMENT OF FIXED ASSETS

After the change in ownership of the Company, management determined it had no use for any of the recorded fixed assets the Company owned, and abandoned them at a loss of $2,260 during the current quarter, which is net of a reduction in related notes payable which the creditors agreed to of $6,000.


Note 5. MANAGEMENT FEES

Included in general and administrative expense for the current quarter are the services, provided by Prosper Financial, Inc., a company owned by present management, for management consulting and office overhead totaling $5,523.

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no substantially earned revenues since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

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

               31.1 Certification pursuant to the Sarbanes-Oxley Act of 2002

               31.2 Certification pursuant to the Sarbanes-Oxley Act of 2002

               32   Certification  Pursuant  to Title 18,  United  States  Code,
                    Section 1350

          (b)  Reports on Form 8-K

               Form 8-K file June 8, 2004

               On March 31, 2004, Jerome Jolly and Grady Johnson sold their common shares in Galaxy Championship Wrestling, Inc. to Ms. Camila Maz pursuant to a private stock purchase agreement.

               Pursuant to the private stock purchase agreement, the officers and directors of Galaxy Championship Wrestling, Inc. resigned and Camila Maz was appointed president and sole director.

               Private Stock Purchase Agreement dated March 31, 2004

               Form 8-K filed June 6, 2004

               On May 24, 2004, based upon the recommendation of and approval by our board of directors, Galaxy Championship Wrestling, Inc. (the "Company") dismissed Beckstead & Watts, LLP ("Beckstead & Watts") as its independent auditor and engaged Braverman & Co., P.C. to serve as its independent auditor for the fiscal year ending December 31, 2004.

               On May 24, 2002, the board of directors of Galaxy Championship Wrestling, Inc. engaged the accounting firm of Braverman & Co., P.C. as principal accountants of Galaxy Championship Wrestling, Inc. for the fiscal year ended December 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FUSA CAPITAL CORPORATION
                            -------------------------
                                  (Registrant)

     Signature               Title                  Date
     ---------               -----                  ----

  /s/ Maria C. Maz       President,           August 13, 2004
  ----------------       Treasurer, &
      Maria C. Maz       Director


  /s/ Maria C. Maz     Principal Financial    August 13, 2004
  ----------------     Officer
      Maria C. Maz

  /s/ Maria C. Maz     Principal Accounting   August 13, 2004
  ----------------     Officer
      Maria C. Maz

EXHIBIT 31.1

            Certification pursuant to the Sarbanes-Oxley Act of 2002
            --------------------------------------------------------

I, Maria C. Maz, President & CEO of Fusa Capital Corporation, certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Fusa Capital Corporation;

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

Date: August 13, 2004

By:  /s/ Maria C. Maz
-----------------------------
         Maria C. Maz, President & CEO

EXHIBIT 31.2

            Certification pursuant to the Sarbanes-Oxley Act of 2002
           ----------------------------------------------------------

I, Maria C. Maz , Secretary, Treasurer and Principal Financial Officer of Fusa Capital Corporation, certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Fusa Capital Corporation;

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

Date: August 13, 2004

By:  /s/ Maria C. Maz
    ------------------
         Maria C. Maz, Secretary, Treasurer, Principal Financial Officer

EXHIBIT 32

                Certification Pursuant to Title 18, United States
             Code, Section 1350, as Adopted Pursuant to Section 906
                        Of The Sarbanes-Oxley Act Of 2002
                       ----------------------------------

In connection with the Quarterly Report of Fusa Capital Corporation ("FUSA") on Form 10-QSB for the six-month period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maria
C. Maz, President and Chief Executive Officer of FUSA, and I, Maria C. Maz, Principal Financial Officer of FUSA, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of FUSA

Date: August 13, 2004

/s/ Maria C. Maz
-----------------
    Maria C. Maz
    President and Chief Executive Officer

Date: August 13, 2004
/s/ Maria C. Maz
------------------
    Maria C. Maz
    Principal Financial Officer