Form 10QSB
period 2004-09-30
FUSA CAPITAL CORP
filed 2004-11-15
CIK 1131903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 9,149,188 shares issued and outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            FUSA CAPITAL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS



PART I     Financial Information

  Item 1.  Financial Statements:

           Condensed Balance Sheets
           September 30, 2004 (unaudited) and December 31, 2003 ...............3

           Unaudited Condensed Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003,
           and cumulative from inception on September 13, 2000
           through September 30, 2004..........................................4

           Unaudited Condensed Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003, and
           cumulative from inception on September 13, 2000
           through September 30, 2004 .........................................5

           Notes to Financial Statements (unaudited) ..........................6


  Item 2.  Plan of operation ................................................. 6


PART II - OTHER INFORMATION


   Item 1. Legal Proceedings ................................................. 6

   Item 2. Changes in Securities ............................................. 6

   Item 3. Defaults Upon Senior Securities ................................... 6

   Item 4. Submission of Matters to a Vote of Security Holders ............... 6

   Item 5. Other Information ................................................. 6

   Item 6. Exhibits and Reports on Form 8-K .................................. 7

SIGNATURES ................................................................... 8

                          PART I Financial Information

Item 1. Financial Statements



                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                    September 30, December 31,
                                                        2004          2003
                                                     -----------  ------------
                                                     (unaudited)
                                     ASSETS
                                   ----------
CURRENT ASSETS
  Cash                                               $       569  $         68
  Prepaid expense                                              -           100
                                                     -----------  ------------
  Total Current Assets                                       569           168
  FIXED ASSETS-net                                             -         9,067
                                                     -----------  ------------

                                                     $       569  $      9,235
                                                     ===========  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 -----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                   $    10,860  $     12,500
  Accounts payable-related party                          14,745
  Notes payable-related party                             65,703        27,803
  Accrued interest                                         1,577
                                                     -----------  ------------

  Total Current Liabilities                               92,884        40,303
                                                     -----------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Peferred stock, $.001 par value, 5,000,000
  shares authorized, none issued                               -             -

Common stock, par value $.001, 20,000,000
  shares authorized, 9,149,188 issued and
  outstanding                                              9,149         9,149
Paid in capital                                          275,994       294,244
(Deficit) accumulated during the development stage      (377,458)     (334,461)
                                                     -----------  ------------


Total Stockholders' Equity (Deficit)                     (92,315)      (31,068)
                                                     -----------  ------------

                                                     $       569  $      9,235
                                                     ===========  ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Cumulative
                                                                                       from
                                                                                   September 13,
                                                                                      2000
                                Three Months Ended         Nine Months Ended       (Inception)
                                   September 30,             September 30,       to September 30,
                              ------------------------- ------------------------- ---------------
                                 2004          2003        2004         2003           2004
                              ------------ ------------ ------------ ------------ ---------------
REVENUES                      $          - $          -            -            - $         6,669
                              ------------ ------------ ------------ ------------ ---------------

EXPENSES
   Cost of services                                                                         2,665
   General and administrative       21,915        2,500       38,253        2,618         361,839
   Depreciation                          -          800          807        2,399           8,485
   Interest                          1,577                     1,577                        1,577
   Loss on asset dispositions          100                     2,360                        9,562
                              ------------ ------------ ------------ ------------ ---------------

   Total expenses                   23,592        3,300       42,997        5,017         384,127
                                            ------------------------------------------------------

NET (LOSS)                     $   (23,592)$     (3,300)$    (42,997)$     (5,017)$      (377,458)
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
                              ============ ============ ============ ============

*  less than $(.01) per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Cumulative
                                                                    from
                                                                   July 16,
                                                                    1998
                                            Nine Months Ended    (Inception)
                                             September 30,     to September 30,
                                           -------------------- ---------------
                                             2004      2003          2004
                                           --------- ---------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
 Net (loss) from operations                 $(42,997) $  (5,017)   $   (377,458)
 Depreciation expense                            807      2,399           8,485
 Loss on asset dispositions                    2,360                      9,562
 Common stock issued for services                                       146,295
 Contributed capital                           1,750                      1,875
 Adjustments to reconcile net (loss) to net
  cash used by operating activities:
   Accounts payable                           13,104  $     500          25,604
   Accrued interest                                       1,577           1,577
                                           --------- ---------- ---------------

NET CASH (USED BY) OPERATING ACTIVITIES      (23,399)    (2,118)       (184,061)
                                           --------- ---------- ---------------

INVESTING ACTIVITIES
 Purchase of fixed assets                                               (10,448)
 Proceeds from sale of fixed assets                                       7,000
 Increase in marketable securities                                         (100)
                                           --------- ---------- ---------------

NET CASH PROVIDED BY INVESTING ACTIVITIES          -          -          (3,548)

FINANCING ACTIVITIES
 Increase in notes payable-related parties    43,900      2,000          71,703
 Purchase of outstanding warrants            (20,000)                   (20,000)
 Proceeds from sale of common stock                                     136,475
                                           --------- ---------- ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES     23,900      2,000         188,178
                                           --------- ---------- ---------------

NET INCREASE IN CASH                             501       (118)            569

CASH, BEGINNING OF PERIOD                         68        186               -
                                           --------- ---------- ---------------

CASH, END OF PERIOD                         $    569  $      68    $        569
                                           ========= ========== ===============

Supplemental Schedule of Noncash
  Investing and Financing Activities:

   Common stock issued for fixed assets                            $     20,499
                                                                ===============

   Loss on abandonment of fixed assets
   partially offset by reduction
   in notes payable of                     $   6,000               $      6,000
                                           =========            ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.



ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.





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

               Form 8-K filed July 7, 2004

               On March 31, 2004, Jerome Jolly and Grady Johnson sold their common shares in Galaxy Championship Wrestling, Inc. to Ms. Camila Maz pursuant to a private stock purchase agreement.

                                   SIGNATURES
                                  ------------

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

                            FUSA CAPITAL CORPORATION
                            -------------------------
                                  (Registrant)

     Signature               Title                  Date
     ---------               -----                  ----

  /s/ Maria C. Maz     President,              October 15, 2004
  ----------------     Treasurer, &
      Maria C. Maz     Director


  /s/ Maria C. Maz     Principal Financial     October 15, 2004
  ----------------     Officer
      Maria C. Maz

  /s/ Maria C. Maz     Principal Accounting    October 15, 2004
  ----------------     Officer
      Maria C. Maz

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

Date:  October 15, 2004

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

Date:  October 15, 2004

By:  /s/ Maria C. Maz
    ------------------
         Maria C. Maz, Secretary, Treasurer, Principal Financial Officer

EXHIBIT 32

                Certification Pursuant to Title 18, United States
             Code, Section 1350, as Adopted Pursuant to Section 906
                        Of The Sarbanes-Oxley Act Of 2002
                       ----------------------------------

In connection with the Quarterly Report of Fusa Capital Corporation ("FUSA") on Form 10-QSB for the six-month period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maria
C. Maz, President and Chief Executive Officer of FUSA, and I, Maria C. Maz, Principal Financial Officer of FUSA, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of FUSA

Date:  October 15, 2004

/s/ Maria C. Maz
-----------------
    Maria C. Maz
    President and Chief Executive Officer

Date:  October 15, 2004
/s/ Maria C. Maz
------------------
    Maria C. Maz
    Principal Financial Officer