Form 10KSB
period 2004-12-31
FUSA CAPITAL CORP
filed 2005-03-31
CIK 1131903

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from _______________________ to _____________

       Commission file number 000-50274



                            FUSA Capital Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                      51-0520296
------------------------------------------  ------------------------------------
(State or jurisdiction of incorporation or  (I.R.S. Employer Identification No.)
          organization)



  1420 Fifth Avenue, 22nd Floor, Seattle, WA                 98101
-----------------------------------------------    -----------------------------
    (Address of principal executive offices)               (Zip Code)

                      Issuer's telephone number: (206) 274-5107

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class               Name of each exchange on which registered

---------------------------       ----------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Comn  common stock, $.0001 par value, 200,000,000 shares authorized

9,149,188 shares issued and outstanding as of December 31, 2004

18,149,188 shares issued and outstanding as of March 23, 2005

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2004. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $30,755,889 as of March 23, 2005.

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................................  4
--------------------------
                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS....................................  4

ITEM 2.       DESCRIPTION OF PROPERTY.................................... 16

ITEM 3.       LEGAL PROCEEDINGS.......................................... 11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF

              SECURITY HOLDERS........................................... 11

                                    PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED

              STOCKHOLDER MATTERS........................................ 12

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR

              PLAN OF OPERATION.......................................... 13

ITEM 7.       FINANCIAL STATEMENTS....................................... 18

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 23


ITEM 8A.      CONTROLS AND PROCEDURES.................................... 23

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH

              SECTION 16(a)OF THE EXCHANGE ACT........................... 24

ITEM 10.      EXECUTIVE COMPENSATION..................................... 26

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

              OWNERS AND MANAGEMENT...................................... 26

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED

              TRANSACTIONS............................................... 27

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K........................... 27

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 28

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

FUSA Capital Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.


                                     PART I

Item 1.
         Description of Business

A.
     Business Development and Summary

FUSA Capital Corporation, a Nevada corporation, hereinafter referred to as the "Company" or "FUSA" was originally named Galaxy Championship Wrestling, Inc., ("Galaxy") which was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on September 13, 2000 (NV# C24685-2000). The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock. On May 7, 2004, the Company voted to change its name from Galaxy Championship Wrestling, Inc. to FUSA Capital Corporation. On June 7th, 2004, the shareholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of shares of common stock authorized to be issued to 500,000,000, having a $.0001 par value and 5,000,000 shares of Preferred Stock having a $.0001 par value. As of December 31, 2004, the Company had issued approximately 9,149,188 shares of Common Stock to approximately seventy-three (73) shareholders of record. As of March 23, 2005, the Company had issued approximately 18,149,188 shares of Common Stock to approximately eighty (80) shareholders of record.

The original business of the Company, as Galaxy, was a development stage company that had a primary business to develop, produce, and market live entertainment in the forum of professional wrestling. Galaxy never developed a significant business in this field and ceased efforts toward establishing operations in the professional wrestling field on March 31, 2004.

On March 31, 2004, the controlling shareholders of Galaxy sold 5,750,000 shares of common stock of the Company to Camila Maz in a private transaction, thus effecting a change of control in the Company. On May 7, 2004, President and Director Jerome Jolly resigned as an Officer and Director, Secretary and Treasurer Grady Johnson also resigned as an Officer and Director. Concurrently, Ms. Maz was appointed as the Sole Director and Officer of the Company. On May 24, 2004, the Company dismissed its auditors and engaged the accounting firm of Braverman International P.C. as the Company's auditors. During the period from March 31, 2004 until December 31, 2004, the Company engaged in no significant business activities and had no revenues. From March 31, 2004 until March 7, 2005 the Company was engaged in the search for a business combination.

On March 7, 2005, FUSA entered into a merger agreement with FUSA Technology Investments Corp., a Nevada corporation ("FTIC"). The purpose of the merger was to provide value to existing FUSA shareholders by providing the Company with the opportunity to enter the emerging growth field of video and audio search engine technology.

Specifically, as a result of the merger, FUSA has the opportunity to own, develop and market the incomplete video and audio search engine technology conceived by FTIC.

This incomplete solution consists primarily of the design requirements, specifications and know-how of Chief Executive Jenifer Osterwalder, together with an evaluation copy of a partially completed prototype of the search engine. A third party vendor designed this evaluation copy, and, although FUSA believes it can obtain rights to the underlying technology, it does not have such rights currently nor can there be any assurance it will obtain such rights. THEREFORE, FUSA DOES NOT YET HAVE THE RIGHTS TO ANY FUNCTIONAL OR PARTIALLY FUNCTIONAL SEARCH ENGINE AND MAY NEVER OBTAIN SUCH RIGHTS.

As a result of the merger, FUSA is now a technology company focused on the development and marketing of audio and video search engine technology. When completed, this technology will provide a complete video and audio search engine solution, consisting of multiple modules. The search engine solution modules will work together providing a comprehensive video and audio search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any Internet enabled device. The search engine solution can be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. We intend to market our search solution to companies who operate Internet websites with news, video clip, music and sports content. We also intend to license our technology to original equipment manufacturer ("OEM") customers for use in various electronic devices such as wireless phones, television set top boxes, PDA's, wireless MP3 players, personal video recorders, digital appliances, cars and kiosks. We also intend to offer consumers search engine capabilities through the development of various internet sites based on the following URLs which we
already       own:        www.searchforvideo.com;        www.searchforaudio.com;
www.searchfortv.com;    www.searchforipod.com;    www.searchfortivo.com;
www.searchformedia.com; www.searchforpodcasts.com.

Our search solution is not yet functional; we currently have no customers for our technology nor do we have any relationships in place with any OEMs. We do not currently operate any websites that allow consumers to use our technology. Some of the largest, best known and most technologically sophisticated companies in the world compete in the search engine space.Google,
Yahoo,      Microsoft   and   Lycos     are     well-financed,    established
competitors      in         this         space.   In      addition,   a   number
of start-ups have entered the audio and video search subspecialty within the search engine space. Many of these start-ups are better financed than we are and may have established customer relationships.

Although our position is one of vulnerable, new entrant, we believe that the possibility of commercial success for us exists in this field because:

     1. No established or emerging company in this space has developed a market dominant audio/video search engine product.

     2. Because of the size and diversity of the audio/video search engine market, we believe that the market will support a number of different solutions based on the preferences of individual corporate and OEM licensors.

     3.  We believe our technology   is  competitive with any publicly available
         audio/video search engine technology.

     4. Our "agnostic" independent, non-affiliated status in this field is attractive to customers who may not wish to align themselves with search engine vendors who have competitive products to their own or whose corporate parents are direct or indirect competitors.

     5. As has been established by the success of google.com, search engine technology is sufficiently powerful and disruptive that it can create enormous value in a short period of time, displacing large, well-financed and established market leaders.

We believe that our competitive position versus other new entrants to the space is strong because of the flexibility, simplicity and ease of deployment of our technology as well as our relatively low overhead, anticipated responsiveness to customer demands and our expertise in the area of Real Simple Syndication (an HTML programming language which is optimal for the deployment of this kind of search engine technology.

FUSA does not currently have any customers or revenues. Moreover, we have limited capital resources. In the approximately three years of operation from September 13, 2000 (Date of Inception) to December 31, 2004, the Company generated revenues amounting to $6,644 and posted a net loss of $410,092 resulting from cost of goods sold, general and administrative expenses, legal expense, and depreciation expense. In its current business line of search engine technology, FUSA has produced no revenues to date and does not have any financial results for expenses, as we did not initiate development in the current business line until March 7, 2005. The Company is considered a development stage company.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 98101. The Company's telephone number is 206-274-5107.

The Company's fiscal year end is December 31.

B.
     Business of Issuer

(1)
     Principal Products and Services and Principal Markets

Overview

FUSA Capital Corporation is a technology company that specializes in the development and marketing of search engine solutions for audio and video. The proliferation of audio and video files on the Internet, as well as in Intranets and corporate and university environments and on individual desktop computers, has created an enormous volume of available media sources. Audio and video files themselves contain vast amounts of valuable information and are readily in demand by consumers and businesses, both as sources of current news, information and entertainment, as well as sources of archival media. Any vast quantity of information is only useful as individual users can efficiently sort through and identify desired data. This identification normally traditionally takes place via the gradual collection of metadata about information sources, which is then quickly searched to obtain desired data. For instance, a newspaper article might be associated with metadata (or information about the data) as to its author, subject, number of words, keywords and date. Metadata has a long history of use in information management; library card catalogues containing author, title and subject information and a Dewey Decimal number were forms of metadata about books.

Because the Internet and information technology has created an exponential increase in the amount of available data that can be delivered to the individual user, metadata has been transformed from a helpful method to make book and periodical retrieval more efficient, to an absolutely essential element of the ability to use information. Indeed, because of the amount of information currently available, the information has virtually no value to an individual user without appropriate metadata and a mechanism or search engine to comb through that metadata to find desired information.

While the Internet Search Engine business has developed to provide reasonably effective metadata gathering and search engine technologies to allow users to find text and images on the Internet, no technology has yet been successfully commercialized on any large scale for allowing users to find audio and video content. Because of the relatively higher file size, density and information contained in audio and video over text or individual images, the efficiency of audio and video search engines is even more crucial to user than traditional text/image search engines.

FUSA believes it can develop a powerful, complete, comprehensive solution for the gathering of metadata about audio and video sources and its useful searching and syndication. Once developed, FUSA intends to develop and market its solution in three key markets: the enterprise market, the consumer market and the digital device market.

Current Operations

FUSA has extremely limited current operations. We have one full-time employee, President and Chief Executive Officer Jenifer Osterwalder. We have no current customers, no current sales capability and very limited business development capability. Although we intend to develop proprietary search engine technology for audio and video, we do not have a technical development staff or agreements with any information technology service providers regarding our continuing product development.

Our incomplete search engine solution consists primarily of the design requirements, specifications, vendor relationships and know-how of Chief Executive Jenifer Osterwalder, together with an evaluation copy of a partially completed prototype of the search engine. A third party vendor designed this evaluation copy, and, although FUSA believes it can obtain rights to the underlying technology, it does not have such rights currently and there can be no assurance it will obtain the rights. THEREFORE, FUSA DOES NOT YET HAVE THE RIGHTS TO ANY FUNCTIONAL OR PARTIALLY FUNCTIONAL SEARCH ENGINE AND MAY NEVER OBTAIN SUCH RIGHTS. If we cannot obtain rights to this technology, we believe it will be difficult for us to obtain a comparable solution from other vendors and our final product, if produced, might be less technologically advanced and less effective than the product we are currently contemplating.

Marketing Activities

Our current marketing activities are limited to building awareness about the FUSA search engine solution through media and press activities initiated by our President and Chief Executive Officer.

Product Marketing Strategy

The Company's four point marketing plan covers methods of (a) Driving Traffic: driving traffic to the Company's websites of consumers looking for audio/video content, (b) Gathering Data: developing a valuable library of consumer usage data from our website that provides potential commercial licensors of the FUSA technology with current, cutting edge information about how their audio and video is being used by real consumers; (c) Enterprise Sales: using our technology and our collected user information to develop business alliance and customer relationships with major enterprises involved in the delivery of news, sports, music, entertainment and other audio and video content toward the licensing of the FUSA search solution by these enterprises; and (d) Device/OEM
Sales: Based on our anticipated success in licensing the FUSA technology to media enterprises, we intend to become the audio/video search engine of choice for distribution with new digital devices. We intend to undertake this strategy by utilizing the efforts of our chief executive officer, together with staff we intend to hire over the next 12 months in the key areas of sales, business development and information technology.

(2)
     Distribution Methods of the Products

We intend to distribute our products on the Internet for our consumer websites and downloadable products and through direct sales and business development efforts for our enterprise and OEM clients.

Consumer Websites

We   are   the   owner   of   the   distinctive   and   easy-to-remember   URLs:
www.searchforvideo.com;   www.searchforaudio.com;   www.searchfortv.com;
www.searchforipod.com;  www.searchfortivo.com;  www.searchformedia.com;
and www.searchforpodcasts.com. We believe that these websites, when sufficiently promoted and advertised, will become attractive websites for consumers to find relevant audio and video content that meets their needs. We believe that consumer's use of the FUSA search technology through these sites will provide us with valuable data regarding actual consumer usage patterns for video and audio material on the Internet as well as catapult us into the position of a leading search engine for audio and video. This brand awareness and valuable consumer data will form the basis for our discussions with enterprises and OEMs in our other segments. We also believe that revenues can be achieved through advertising on and links through our consumer websites that could provide an additional source of revenue for us. At the current time, we do not operate any of the above websites, we are deriving no revenue from advertising or links and we do not have any agreements related thereto.

Enterprise Clients
------------------

We intend to distribute our complete audio and video search engine solution to enterprise customers who operate websites in the areas of news, video clips, music and sports. Our method of distribution will be direct sales conducted in person by our chief executive officer as well as by our to-be-hired sales and business development staff.

OEM/Digital Device Sales

We intend to market and distribute our search engine solutions to OEM clients who manufacture and market a wide variety of digital devices, including MP3 players, personal video recorders and entertainment systems within vehicles. We intend to distribute such products through direct sales conducted in person by our chief executive officer as well as by our to-be-hired sales and business development staff, as well as through strategic alliances that we intend to form with customers for enterprise licenses of our search engine solutions.


(3)
     Status of Any Announced New Product or Service

In March 9, 2005, we announced the acquisition of FTIC by FUSA and concurrently announced our intent to deploy an audio/video search solution. This product should be available for consumer use on our websites by April 30, 2005 and should be available for license by enterprise customers by July 31, 2005.

(4)
     Competitive Business Conditions and the Issuer's Competitive Position

Industry Description

The search engine industry can really be divided into two separate industries. These are, broadly speaking, the web portal/web service or consumer directed search engine tool and the software based enterprise licensed search tool. All search engines have in common their primary function of connecting people with useful information. Our industry has functioned traditionally through three primary revenue/business models, consisting of search portal advertising, keyword advertising and software solution sales. As the audio/video search engine business is just developing, it will probably foster the development of additional revenue models. For instance, relationships between audio search engines and music download services may provide a more direct model for search engine revenue than currently exists...meaning that music download sites may wish to sponsor audio search engines and then seamlessly integrate purchase capabilities for those search result songs which exist in their libraries. The most sophisticated, largest financed and most well known companies in the world compete in the search engine industry, which has tended to be dominated by Inktomi, Yahoo, Microsoft, Lycos, Ask Jeeves and more recently, by Google. While the search engine industry itself is a multi-billion dollar, global business, no reliable statistics are available on the size of the audio/video search engine industry.

Many websites are currently offering partially functional, beta versions of video and audio search that produce inconsistent results, as this technology has not yet been deployed on any large scale. While the search engine industry itself is robust, competitive and well developed, the audio/video search engine industry is relatively new and uncharted.

Competitive Position in our Industry.

Our position within the audio/video search engine industry can best be described as vulnerable new entrant. In addition to large, multi-national competitors such as Microsoft, Yahoo and Google, smaller competitors, such as singingfish.com, are providing functional audio/video search solutions on the Internet right now. All of these companies have substantially more cash, technological and human resources than we do. In addition, many of our competitors have already established sales relationships with enterprise and OEM customers, making our business development and sales efforts more difficult.

Methods of Competition

The methods of competition in the search engine industry tend to involve competition on the basis of speed, number of pages or data indexed, currency of metadata or indexed information, number of users, ease of use, downloads of embedded toolbars and search tools and range of deployment amongst affiliated websites. Search engines compete against each other by offering consumers higher quality, faster results and on ease of use and ease of access. They compete against each other for enterprise/OEM business by a demonstration of their results with consumers and the technological power of their solutions, as well as on price/value and featurization.

(5) Sources And Availability Of Raw Materials And The Names Of Principal
    Suppliers

Not applicable.

(6)
     Customers

The Company does not foresee that its business in the future will depend on one or a few major customers. This observation could change if the Company is selected by a substantial media concern as the preferred search engine across its properties as such a relationship might involve a substantial degree of dependence, but no such relationships exist to date.

(7)
  Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor

Contracts

We protect or will protect our intellectual property through a combination of trade secrets, confidentiality agreements, trademarks, license agreements and patents. Although we have only one confidentiality agreement and no trademarks, license agreements or patents currently in place, we anticipate using all of these devices over the next 12 months to protect our intellectual property.

(8) Government Approval of Principal Products or Services

None.

(9) Effects of Existing or Probable Governmental Regulations

Our business is subject to a variety of U.S. and foreign laws, which could subject us to claims or other remedies based on the nature and content of the video or audio searched or displayed by our products and could limit our ability to provide video or audio regarding regulated industries and products.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched or the content generated by our users. From time to time we may receive notices from individuals who do not want their names or web sites to appear in our audio/video web search results when certain keywords are searched. It is also possible that we could be held liable for obscene or libelous material provided over the web when that audio or video appears in our web search results. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

The application to us of existing federal, state and international laws regulating obscenity or obscene materials, including meta data results which could be perceived as obscene, could cause us significant liability or technological problems and costs associated with identifying and complying with applicable law.

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities. We also face risks associated with international data protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our planned data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our planned data practices, which in turn could have a material effect on our business.
We also face risks from legislation that could be passed in the future. For example, there is a risk that state legislatures will attempt to regulate the delivery of audio or video content on obscenity or other grounds that may include our metadata and may subject us to compliance costs or may materially impact our ability to conduct our business as currently planned.

(10) Research and Development Activities

We will need to expend  resources  to complete  our  audio/video  search  engine
product.  In  addition,   we  may  need  to  expend  significant   resources  in
customization or in meeting customer requirements as well as continuing to respond to competition and competitive developments in the market place. While we have not yet established a budget or a specific research and development plan, we intend to do so over the next four months.

(11) Impact of Environmental Laws

None.

(12) Employees

Excluding its chief executive officer, the Company presently has no employees. The Company only has one officer. She is actively engaged as an employee for the Company.
 She devotes substantial full time efforts of 35-40 hours per week to the Company. The Company anticipates relying solely on the efforts of its officer in the near short term, but anticipates hiring additional sales and business development staff within the next 90 days.

C.
     Reports to Security Holders

(1)
Annual Reports

FUSA will furnish its shareholders with annual financial reports certified by FUSA's independent accountants.

(2)
Periodic Reports with the SEC

FUSA is a reporting issuer with the Securities and Exchange Commission. FUSA will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required to maintain the fully reporting status.

(3)
Availability of Filings

The public may read and copy any materials FUSA files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


Item 2. Description of Property.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 89101. The Company's telephone number is 206-274-5107. The Company pays $250 per month for this office space, which consists of access to shared office/work space and a shared receptionist. This lease expires in June 2005 and may be renewed at our discretion. In addition, we maintain an office in Vancouver, British Columbia, Canada that consists of one private office of approximately 350 square feet and access to a shared receptionist and shared conference and office resources. We pay approximately $1900 per month for this office and have a lease that expires in December 2005. We are also in the process of entering into a lease agreement on another office facility in Vancouver, British Columbia, Canada which will be used for newly hired employees. The office consists of 1169 square feet with a monthly rental of $1900 and a lease term that expires in April, 2008.


Item 3. Legal Proceedings.

FUSA is not a party to any pending legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2004, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's equity is currently traded on the OTCBB(R) under the symbol
FSAC.OB

Outstanding Options, Conversions, and Planned Issuance of Common Stock

There are no outstanding warrants or options to purchase the Company's stock.

Security Holders

FUSA currently has approximately 18,149,188 shares of Common Stock issued and outstanding held by approximately eighty (80) shareholders of record.

Securities that Could Be Sold Pursuant to Rule 144

There are 8,750,000 shares of common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. To date, no shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by affiliates, 918,458 are currently freely transferable, but are subject to the resale limitations as outlined under Rule 144(e)(1)-(3). In general, under Rule 144 as currently in effect, any of FUSA's affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about FUSA. Non-affiliates, who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale. Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows FUSA's existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Dividends

As of the date of this report, FUSA has not declared nor paid any dividends on its Common Stock. As of the date of this report, FUSA does not have a formal dividend policy.

Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of FUSA is Edith Vasquez, Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, (702) 361-3033.

Recent Sales of Unregistered Securities.

The Company was incorporated in Nevada on September 13, 2000. The Company was originally authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. In June of 2004, the Company amended its articles of incorporation to authorize the issuance of up to 500,000,000 shares of $0.0001 par value common stock and up to 5,000,000 shares of $0.0001 par value preferred stock.

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

There have been no other issuances of common and/or preferred stock during the year ended December 31, 2004.


Item 6. Management's Analysis of Financial Condition and Plan of Operation.

A.
     Management's Analysis of Financial Condition

This section should be read in conjunction with the audited financial statements included in Part F/S of this filing.

In the approximately forty one (41) months of operation from September 13, 2000 (Date of Inception) to December 31, 2004, the Company generated limited revenues of $6,664 and incurred a cumulative net loss of $410,092. The Company's loss resulted primarily from costs of start-up activities, including consulting fees and other general and administrative expenses.

As noted by the Auditors, the Company has limited operations and has only commenced planned principal operations as of March, 2005, which raises substantial doubt about its ability to continue as a going concern. Due to the Company's lack of any current revenue source, the Company is dependent upon its ability to secure equity and/or debt financing. There are no assurances that the Company will be successful in securing such funding. It is important to note that without additional capital, either from chief executive officer Jenifer Osterwalder or from outside sources, it would be unlikely for the Company to continue as a going concern and it may be forced to terminate business operations.

Over the next twelve months, the Company plans to take the following material steps to further implement our business plan. (1) Plan of Operation: FUSA is a start up software company. The company is considered high-risk for many reasons. Although we have indications of interest from investors interested in purchasing $3 million of our common stock, there can be no assurances that such financing will actually take place. We anticipate receiving the proceeds of this investment in June, 2005.

We intend to spend about $1 million US on marketing and business development this year. Most of our marketing efforts initially will be aimed toward getting consumers to visit our website and begin searching for audio and video. Our business plan is dependent on a high volume of visitors to our site in a short period of time. We intend to begin marketing our website in April, 2005. Also in April, our first sales person is scheduled to begin working for us. We anticipate that our sales person will spend most of his/her time initially learning about our product and understanding the needs and requirements of consumers who use search for audio and video on our website.

In June of 2005, we believe that we will have enough visits our site, and therefore enough customer usage data and evidence of interest and usability, to begin our sales efforts on the enterprise level. We intend to have trained a sales force by this time and to be ready to concentrate on negotiating licensing transactions with some of the largest entertainment and news companies in the world. Our strategy involves enticing potential enterprise clients with the richness of our consumer data, the substantial interest and use we hope to have already generated with our website and size of potential revenue returns that our software can provide to these clients via enhancements in the way that they market video and audio content.

The first sales person we will hire probably cost us $100,000 CAD per year in salary plus 5% commissions. We hope to be able to hire an additional sales person by late summer or early fall, with roughly the same salary requirements. We anticipate spending about $1million US on operations and salaries. In addition to the payments for office space, we believe that we will have to spend around $150,000 CAD for our servers and network administration costs.

Our 12 month plan is to complete our search engine software, have it utilized by consumers on our websites and then license our software to content enterprises and Original Equipment Manufacturers.



(2) Material Steps Required to Implement the Twelve-Month Plan:
    ----------------------------------------------------------

Our twelve-month plan requires us to accomplish the following steps:

     1.    Complete search engine software development
     2.    Make our websites operational
     3.    Deploy search engine on our websites
     4.    Drive traffic to our websites
     5.    Hire Initial Sales/Business Development Person
     6.    Develop technical team
     7.    Compile usage statistics for our websites
     8.    Identify most likely customers amongst content providers
     9.    Develop rapport with likely content customers
     10.   Present content customers with sales presentation
     11.   Hire second sales person
     12.   Develop beta test with one or more content customers
     13.   Deploy beta test
     14.   Evaluate beta test
     15. Negotiate and sign license agreements with one or more content customers
     16.   Identify most likely OEM customers
     17.   Develop beta test with one or more OEM customers
     18.   Deploy beta test
     19.   Evaluate beta test
     20.   Negotiate and sign license agreements with one or more OEM customers
     21.   Architect subsequent versions and upgrades to core technology
     22. Begin development on subsequent versions and upgrades to core technology

(3) Estimated Costs and Timetable for Completion of Steps:
    -----------------------------------------------------

The following lists costs and dates for the completion of various steps in our twelve-month plan. Costs include an initial cost plus any amounts that will be incurred through 4/30/06 in maintaining or finishing the indicated milestone, such as maintenance or salary costs.


Date              Milestone(s)                         Cost
4/30/05           Search engine complete             $50,000
                  Websites operational
                  Engine Deployed

06/01/05          Drive Traffic                      $250,000
                  Hire Sales Person

06/30/05          Develop technical team             $250,000
                  Compile usage statistics
                  Identify customers
                  Develop customer rapport

09/30/05          Sales Presentation                 $150,000
                  Hire second sales person
                  Develop beta test
                  Deploy beta test

12/31/05          Evaluate beta test                 $100,000
                  Sign license  agreements
                  Identify OEM customers
                  Develop OEM beta test
                  Deploy beta test

4/30/05           Evaluate OEM beta test             $200,000
                  Sign OEM license agreements
                  Architect upgrades
                  Begin upgrade development



Management's Analysis of Financial Performance

The Company had no significant operations from the period January 1, 2004 until December 31, 2004. It financed its operations, which were limited to securing a business combination and its public reporting requirements, loans obtained from an unrelated third party. Moreover, we have limited capital resources currently. In the approximately four years of operation from September 13, 2000 (Date of Inception) to December 31, 2004, the Company generated revenues amounting to $6,664 from ongoing operations and posted a net loss of $410,092 resulting from start-up, general administrative expenses, general administrative expenses for related parties, and legal expense. The Company is considered a development stage company. We believe this information of no value for investors in evaluating the business presently as the nature of our business has changed substantially since March 7, 2005, when we acquired FTIC.

The Company is authorized to issue 500,000,000 shares of its $0.0001 par value Common Stock and 5,000,000 shares of its $0.001 Preferred Stock. During
September 2000, the Company issued 5,750,000 shares of its $0.001 par value common stock to a former officer and current director in exchange for cash and a vehicle in the amount of $22,949. During December 2000, the Company issued 600,000 shares of its $0.001 par value common stock in exchange for consulting services valued. The consulting services were valued at $60,000.

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

FUSA financed its operations during the period from September 13, 2000 to December 31, 2004 primarily by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services, As of December 31, 2004, FUSA has received $6,664 in revenue.

As of December 31, 2004, FUSA had $609 in assets, $86,723 in current liabilities, and a working capital deficit of $86,114 The current assets consisted of $184 in cash and marketable securities and $425 in the form of a prepaid expense.

B.
     Plan of Operation

The Company believes that it has insufficient resources to support its operations for the next twelve to eighteen months. This conclusion is based upon the fact that fixed costs for the Company could be substantial in implementing its vision as currently contemplated. Although the Company has indications from investors that they will invest up to $3 million USD in common stock of the Company, there is no legal obligation for them to do so and such a financing may not occur. Currently, the Company does not pay salaries and does not anticipate paying salaries until the financing is complete. However, without realizing revenues, the Company will face financial difficulties and need to raise additional capital. It is the intent of the Company, in the next twelve months, to raise funds and then to generate revenues sufficient to operate and grow as a going concern. The Company's audited financial statements clearly indicate concern on the part of the auditor as to the viability of the Company as a going concern. If the Company does not realize significant revenues in the near-term or does not secure additional capital, it may be difficult to continue operations.

FUSA believes that it has insufficient resources to support its operations for the next twelve to eighteen months. Without realizing revenues or additional investment, FUSA will face financial difficulties and needs to raise additional capital. It is the intent of FUSA, in the next twelve months, to generate investment and revenues sufficient to operate and grow as a going concern.

Item 7. Financial Statements

                             TABLE OF CONTENTS

                                                                       PAGE

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                       F-1

BALANCE SHEET                                                          F-2

STATEMENTS OF OPERATIONS                                               F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                                     F-4

STATEMENTS OF CASH FLOWS                                               F-5

NOTES TO FINANCIAL STATEMENTS                                          F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Fusa Capital Corporation
Miami, Florida

We have audited the accompanying balance sheet of Fusa Capital Corporation (formerly Galaxy Championship Wrestling, Inc. (a Nevada corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fusa Capital Corporation as of December 31, 2003 , were audited by other auditors whose report dated April 5, 2004 , expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusa Capital Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Braverman International, P.C.
Prescott, Arizona
February 27, 2005

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2004




                                            ASSETS
                                  -------------------------------
CURRENT ASSETS
      Cash                                                           $         184
      Prepaid expense                                                          425
                                                                    --------------

         Total Current Assets                                        $         609
                                                                    ==============




                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ----------------------------------------------

CURRENT LIABILITIES
       Accounts payable                                              $       1,360
       Notes payable                                                        84,565
       Accrued interest                                                        798
                                                                    --------------

       Total Current Liabilities                                            86,723
                                                                    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock, $.0001 par value, 5,000,000
     shares authorized, none issued                                             -

    Common stock, par value $.0001, 500,000,000
     shares authorized, 9,149,188 issued and
     outstanding                                                               915
    Paid in capital                                                        323,063
    (Deficit) accumulated during the development stage                    (410,092)
                                                                    --------------


Total Stockholders' Equity (Deficit)                                       (86,114)
                                                                    --------------

                                                                     $         609
                                                                    ==============






                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                             Cumulative
                                                                                                                from
                                                                                                            September 13
                                                                                                                2000
                                                                                                             (Inception)
                                                                                                                 to
                                                                    Years Ended December 31,                December 31,
                                                             -------------------------------------
                                                                   2004                 2003                    2004
                                                             -----------------    ----------------       -------------------
REVENUE                                                       $             -     $              -        $          6,669
                                                             -----------------    ----------------       -------------------

COSTS AND EXPENSES

  Cost of services                                                          -                    -                   2,665
  General and administrative                                           66,564               16,417                 390,149
  Depreciation                                                            807                3,206                   8,485
  Loss on disposition of fixed assets                                   8,260                    -                  15,462
                                                             ----------------    -----------------       -------------------


    TOTAL COSTS AND EXPENSES                                           75,631               19,623                 416,761
                                                             ----------------    -----------------       -------------------

NET (LOSS)                                                    $       (75,631)    $        (19,623)       $       (410,092)
                                                             =================    ================       ===================

BASIC NET (LOSS) PER COMMON SHARE                             $         (0.01)    $              *
                                                             =================    ================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                        9,148,188            9,148,188
                                                             =================    ================

* Less than $(.01) per share






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock                                                      (Deficit)          Total
                             -------------------------                                             Accumulated      Stockholders'
                                                                                                     During           Equity
                                                                                                   Development      (Deficit)
                                                                      Subscriptions    Deferred       Stage
                                                          Paid-in        Payable     Compensation
                               Shares       Amount        Capital
                            =====================================================================================================
         Inception

         Donated Capital            -    $       -     $        125   $        -    $           -   $          -     $        125

         September 13, 2000
         Stock issued for
         cash and a
         vehicle @ $.004
         per share           5,750,000         575           22,374                                                        22,949

         December 1, 2000
         Stock issued for
         services @ $.10
         per share             600,000          60           59,940                                                        60,000

         December 1, 2000
         Stock issued for
         cash @ $.05 per
         share               1,303,000         130           65,020                                                        65,150

         Net (loss)
         September 13,
         2004 (Inception)
         to December 31,
         2000                                                                                           (107,683)        (107,683)
                             =====================================================================================================

         Balance,
         December 31, 2000   7,653,000         765          147,459            -                -       (107,683)          40,541
                             -----------------------------------------------------------------------------------------------------
         December 1, 2001
         Cash received for
         504 offering                                                      63,325                                          63,325

         Net (loss) for
         the year ended
         December 31, 2001                                                                              (101,175)        (101,175)
                             =====================================================================================================

         Balance,
         December 31, 2001   7,653,000         765          147,459        63,325               -       (208,858)           2,691
                             -----------------------------------------------------------------------------------------------------

         May 1, 2002
         Stock from 504
         offering issued
         for cash @ $.10
         per share             633,250          63           63,262       (63,325)                                              -

         June 1, 2002
         Stock issued for
         services @ $.10
         per share             310,000          31           30,969                                                        31,000

         June 1, 2002
         Stock issued for
         services @ $.10
         per share             552,938          55           55,239                       (10,000)                         45,294

         June 1, 2002

         Donated capital                                      5,550                                                         5,550

         Net (loss) for
         the year ended
         December 31, 2002                                                                              (105,980)        (105,980)
                             =====================================================================================================

         Balance,
         December 31, 2002   9,149,188         915          302,478            -          (10,000)      (314,838)         (21,445)
                             -----------------------------------------------------------------------------------------------------

         December 2003
         Deferred
         Compensation                                                                      10,000                          10,000

         Net (loss) for
         the year ended
         December 31, 2003                                                                               (19,623)         (19,623)
                             -----------------------------------------------------------------------------------------------------

         Balance,
         December 31, 2003   9,149,188         915          302,478            -                -       (334,461)         (31,068)
                             =====================================================================================================

         March 31, 2004
         Contributed
         Capital for
         services                                             1,750                                                         1,750

         Debt from related
         parties
         contributed to
         capital                                             38,835                                                        38,835

         April 6, 2004
         Purchase
         outstanding
         warrants                                           (20,000)                                                      (20,000)

         Net (loss) for
         the year ended
         December 31, 2004                                                                               (75,631)         (75,631)
                             -----------------------------------------------------------------------------------------------------


         Balance,
         December 31, 2004   9,149,188   $     915     $    323,063   $        -    $           -   $   (410,092)    $    (86,114)
                             =====================================================================================================






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                                 Cumulative
                                                                                                                    from
                                                                                                                September 13
                                                                                                                    2000
                                                                                                                 (Inception)
                                                                                                                     to
                                                                         Years Ended December 31,                 December 31,
                                                                ---------------------------------------
                                                                       2004                   2003                   2004
                                                                ------------------      ----------------      ------------------
OPERATING ACTIVITIES
         Net (loss) from operations                             $      (75,631)         $   (19,623)          $    (410,092)
        Shares issued for Services                                                                -                 146,294
        Contributed services                                            40,585                                       40,585
        Depreciation                                                       807                3,206                   8,485
        Loss on sale of fixed asset                                      8,260                   -                   15,462
        Adjustments to reconcile net (loss) to net
        cash (used) by operating activities:
        (Decrease) in deposits                                                                                        2,000
        (Increase) in prepaid expenses                                    (425)                  -                     (425)
        Increase (Decrease) in accounts payable                        (11,140)                 500                   1,360
        Increase in accrued interest                                       798                                          798
                                                                -----------------       ---------------       -----------------

              NET CASH (USED BY) OPERATING ACTIVITIES                  (36,746)             (13,917)               (197,533)
                                                                ------------------      ----------------      ------------------

INVESTING ACTIVITIES
        Purchase of fixed assets                                                                                    (10,448)
        Sale of fixed assets                                                                                          7,000
        Decrease in note receivable                                                           1,800
        Decrease (Increase) in marketable security                         100                                            -
                                                                ------------------      ----------------      ------------------

              NET CASH (USED BY) INVESTING ACTIVITIES                      100                1,800                  (3,448)
                                                                ------------------      ----------------      ------------------

FINANCING ACTIVITIES
        Issuance of common stock                                                                                    136,475
        Donated Capital                                                                                                 125
        Decrease (increase) in deferred compensation                                         10,000
        (Decrease) in note payable                                      (6,000)
        Increase in notes payable                                       42,762                2,000                  64,565
                                                                ------------------      ----------------      ------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                 36,762               12,000                 201,165
                                                                ------------------      ----------------      ------------------

              NET INCREASE IN CASH                                         116                 (117)                    184
                                                                ------------------      ----------------      ------------------

              CASH, BEGINNING OF PERIOD                                     68                  185                       -
                                                                ------------------      ----------------      ------------------

                                                                $          184                  68                      184
              CASH, END OF PERIOD                               =================       ================      ==================


NON-CASH TRANSACTIONS:
        Stock issued for services                                                                             $     146,294
                                                                                                               =================
        Number of shares issued for services                                                                      1,462,938
                                                                                                               =================
        Stock issued in exchange for fixed assets                                                             $      20,499
                                                                                                               =================
        Number of shares issued for fixed assets                                                                  3,745,556
                                                                                                               =================

       Outstanding warrants purchased by issuance of note payable $     20,000                                $      20,000
                                                                  ===============                              =================





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1 - History and organization of the company

The Company was organized September 13, 2000 (Date of Inception) under the laws of the State of Nevada, as FUSA Financial Corporation, (the Company), (formerly Galaxy Championship Wrestling, Inc.). The Company has minimal operations and in accordance with Financial Accounting Standards Board Statement No. 7, it is considered a development stage company. The Company adopted December 31 as its fiscal year end.

Change in control of the Company occurred during the first quarter of 2004 when the majority of the outstanding common stock of the Company was acquired by independent parties.

Note 2 - Accounting  policies and procedures

Cash and cash  equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents include funds held in a money market account. There are no cash equivalents as of December 31, 2004.

Advertising costs

The Company expenses all costs of advertising as incurred.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts payable, and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Fixed assets

All fixed assets were abandoned in early 2004 as they were no longer being used by the Company. Previously, the cost of fixed assets was depreciated over their estimated useful lives of 5 years, utilizing the straight-line method. The amount written off was $8,260.

Note 2 - Accounting policies and procedures

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004.

Reporting on the costs of   start-up   activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5,
there   has been little or no effect on the Company's financial statements.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The computation for loss per common share, assuming dilution, for the years ended December 31, 2004 and 2003, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2003 totaled 53,325. All of these warrants were purchased back by the Company for $20,000 which cost was charged against Paid in Capital in 2004.

Dividends

The Company has not yet adopted any policy regarding   payment  of dividends. No
dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.


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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2004, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company began to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first Interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn't prescribe a specific valuation technique that is to be used.

Note 3 - Going concern

The
Company's financial statements are prepared using the accounting principles generally accepted in The United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. Management's plan is to develop the video and audio search engine technology business through a merger contemplated with FUSA Technology Investments, Corp.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Income taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.
The sources and tax effects of the differences   are   as   follows:

U.S federal statutory rate   (34.0%)

Valuation reserve             34.0%

Total                            -%

As of December 31, 2004, the Company had net operating tax loss carry forwards as follows:

Year     Amount   Expiration

2000     $107,683   2020
2001     $101,175   2021
2002     $105,980   2022
2003     $ 19,623   2023
2004     $35,046    2024

Total    $369,507

No income tax returns have been filed since inception; however, no penalties should apply.


Such losses may not be fully deductible due to contributed services and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance of $125,000 for the full tax benefit of the operating loss carryovers totaling $125,000 of which $7,000 and $6,700 relates to 2004 and 2003, respectively, due to the uncertainty regarding realization using a 34% federal income tax rate.

Note 5 - Write off of Note Receivable

During the year ended December 31, 2003, the Company wrote-off a $ 1,800 loan.

Note 6 - Notes payable

Two notes issued for the purchase of an automobile in 2001 totaling $6,000 were forgiven by the creditors during early 2004 and classified as a component of paid in capital. These loans did not bear interest.

During 2004 the Company financed its activities with funds borrowed from an unrelated party. The note represents a number of previous obligations incurred by the Company in 2003 and 2004. The note includes interest previously owing on the refinanced debt, bears interest at 6 per cent per annum, and is unsecured and payable on demand.

Note 7 - Stockholders' equity

In June 2004 the shareholders approved a change in the authorized number of shares of the Company. The par value of preferred shares was changed to $.0001 from $.001 for the 5,000,000 shares the Company had authorized previously, and increased the authorized common shares to 500,000,000 from 20,000,000 and a change in the par value to $0.0001 from $.001. Accordingly, retroactive effect has been given to the change in par value from $.001 to $.0001 in the accompanying financial statements for the par value of common stock common stock to $915 from $9149. This change had no effect on previously reported basic loss per share.

During 2004, a related party (a company owned by FUSA's president) which had provided management and office overhead for the Company, contributed to paid in capital as of December 31, 2004, $24,585 of such services. The balance of the total of contributed capital for 2004 of $16,000 came from the contribution from existing shareholders of $16,000 which was used to pay off two Company loans as part of the arrangement when the change in control of the Company in early 2004 was implemented.

Note 8 - Deferred compensation

On June 10, 2002, the Company issued 552,938 shares of its $0.0001 par value common stock to Go Public First, Inc. for consulting services valued at $55,294, of which $10,000 is considered deferred compensation. During the year ended December 31, 2003, the Company amortized $10,000 of consulting services and the balance of deferred compensation is $0.

Note 9 - Warrants and options

As of May 31, 2002, the Company issued 53,325 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.11 per share of common stock and substantially all warrants would have expired on or before May 31, 2005.

During the year ended December 31, 2004, all of these warrants were cancelled by the Company for $20,000. This cost, which was evidenced by an unsecured demand note, was classified as a reduction of paid in capital at date of purchase, April 6, 2004.

Note 10- Operating  lease

In September 2004, the Company leased an automobile for a 3 year period with minimum monthly lease payments including sales tax of $437.62 for a 3 year period. In February 2005, it was discovered that this obligation should have been the obligation of an unrelated party, inasmuch as the vehicle was being used by that party. Accordingly, as of December 31, 2004 all expenses incident to its operation, which had been paid by several related and unrelated parties, including lease payments, were reversed for 2004. The total of such expenses were $4,834.

The obligation for the remainder of the closed end lease is still the Company's, however; the lease payments and operating costs are being paid by other parties. As of December 31, 2004 the following is the balance of annual lease payments:

2005          $  5,251
2006             5,251
2007             3,939
              --------
Total         $ 14,441

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On May 24, 2004, based upon the recommendation of and approval by our board of directors, the Company dismissed Beckstead and Watts, LLP ("Beckstead and Watts") as its independent auditor and engaged Braverman and Co., P.C. to serve as its independent auditor for the fiscal year ending December 31, 2004. Beckstead and Watts' reports on the Company's financial statements for each of the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, however, the audit reports contained going concern qualifications.

During the years ended December 31, 2003 and 2002, there were no disagreements with Beckstead and Watts on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Beckstead and Watts' satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company's financial statements for such years.

In addition,  the Company believes there were no reportable events as defined in
Item 304(a)(1)(iv)(B) of Regulation S-B. The Company has provided Beckstead and Watts with a copy of the foregoing statements and requested that Beckstead and Watts provide it with aletter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy of Beckstead and Watts' letter is filed as an exhibit to the Company's report on Form 8-K as previously filed with the Commission on May 24, 2004.

On May 24, 2004, the board of directors of the Company engaged the accounting firm of Braverman and Co., P.C. as principal accountants of Galaxy Championship Wrestling, Inc. for the fiscal year ended December 31, 2004. The Company has not consulted Braverman and Co., P.C. during the Company's two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

A.
     Directors, Executive Officers and Significant Employees

The names, ages, and positions of the Company's current and former directors, executive officers, and significant employees are as follows:

      NAME            AGE      POSITION                 DIRECTOR SINCE/UNTIL
--------------------------------------------------------------------------------

Jerome Jolly           40      Former President, Treasurer,     September 2000/
                               Secretary, and Director
                                                                 May 2004

Grady Johnson          63      Former Executive-VP, Treasurer,  September 2000/
                               Director
                                                                 May 2004

Camila Maz             36      Sole Officer and Director        May 2004/

                                                                  March 2005

Jenifer Osterwalder    40      President, Treasurer, Chief      March 2005/
                               Executive Officer, Secretary,
                               Principal Accounting Officer,      Present
                               Director.


Alexander Khersonski   33      Director                         March 2005/

                                                                   Present



Jenifer Osterwalder has served as Executive Officer, Secretary, Principal Accounting Officer and Director since March 7, 2005. From January 2005 - March 2005, Jenifer was employed by FUSA Technology Investments Corp of Vancouver, BC, Canada as President, CEO, Secretary and Treasurer and Director. From January 2000 - January 2005 Jenifer was a consultant to Five Seas Securities of Vancouver, BC, Canada holding a position of Investment Banker. From August 2004
- December 2004 Jenifer was a consultant to International Conference Services of Vancouver, BC, Canada holding the position as Manager. From January 2003 - December 2003, Jenifer was a consultant to Terrikon Corporation of Vancouver, BC, Canada holding the position of Investment Liason and Marketing Director. Jenifer Osterwalder received her BSBA from Ohio State University of Columbus, Ohio marketing and logistics and is currently enrolled in University of Phoenix in the MBA program.

Alexander Khersonski has served as a director since March 7, 2005. From November 2004 - to the present he serves Alderwoods Group Inc., Burnaby, B.C., Canada as a Senior Accountant. From August 2004 - October 2004 he served Scorpio Mining Group of Vancouver, BC, Canada as Assistant Controller. From September 2003 - July 2004 he served Dawn Pacific Management Corp., Vancouver, BC, Canada as a Corporate Accountant - Client Services. From January 2000 - August 2000 he served ICC International Business Services Ltd., Vancouver, B.C., Canada, as a Consultant. Additionally, from September 2000 - August 2003 he served the Jewish Community Centre of Greater Vancouver as a Senior Accountant. He received his CGA Designation in 2005 from the CGA BC Association, Vancouver, Canada. He received his B.Sc. in Economics and Management in May, 1993 from Chelyabinsk State Technical University, Chelyabinsk, Russia.

Jerome Jolly resigned as an officer and director in May of 2004. James Grady Johnson resigned as an officer and director in May of 2004. Camila Maz resigned as an officer and director in March of 2005.

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

Item 10. Executive Compensation.

Summary Compensation Table

    NAME                POSITION                               COMPENSATION
--------------------------------------------------------------------------------

Jerome Jolly            President, Treasurer, Secretary, and        None
                        Director

Grady Johnson          Executive VP, Treasurer, and Director        None

Camila Maz             Sole Officer and Director                    None

Jenifer Osterwalder    President, Treasurer, Chief Executive        None
                       Officer, Secretary, Principal Accounting
                       Officer, Director.

Alexander Khersonski   Director                                     None



As of the date of this Registration Statement, a limited amount of compensation has been paid to the Company's officers and directors. Officers and directors of the Company will not receive regular salary compensation until the Company becomes profitable from revenue producing operations. The Board of Directors will determine the amount of their salaries, which will depend on the profitability of the Company.

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

Title of Class      Name of Beneficial Owner                      Number of Shares      % of Class
--------------------------------------------------------------------------------------------------------
Common Stock        Camila Maz(3)                                   5,750,000            31.68%
Common Stock        Jenifer Osterwalder, President, Treasurer,        300,000             1.65%
                    Chief Executive Officer, Secretary,
                    Principal Accounting Officer, Director. (1)
Common Stock        Alexander Khersonski Director (2)                       0             0.00%
Common Stock        Tommy Jo St. John                               2,700,000            14.88%
--------------------------------------------------------------------------------------------------------
Common Stock        Officers and Directors as a Group                 300,000             1.65%

Footnotes:
(1).
The address for Jenifer Osterwalder is 1304 - 1055 Homer Street,
Vancouver BC, Canada, V6B1G3.
(2). The address for Alexander Kheronski is 8110 Oak Street,
     Vancouver, BC V6P4A7.
(3). The Address for Camila Maz is 2501 E. Commercial Blvd., Suite 212, Ft. Lauderdale, FL 33308.

Change in Control

No arrangements exist that may result in a change of control of FUSA.


Item 12. Certain Relationships and Related Transactions.

During 2004, a related party (a company owned by FUSA's president) that had provided management and office overhead for the Company, contributed to paid in capital as of December 31, 2004, $24,585 of such services. The balance of the total of contributed capital for 2004 of $16,000 came from the cancellation of $10,000 from an account payable and $6,000 from the cancellation of a note payable.

In September 2004, the Company leased an automobile for a 3 year period with minimum monthly lease payments including sales tax of $437.62 for a 3 year period. In February 2005, it was discovered that this obligation should have been the obligation of an unrelated party, inasmuch as the vehicle was being used by that party. Accordingly, as of December 31, 2004 all expenses incident to its operation, which had been paid by several related and unrelated parties, including lease payments, were reversed for 2004. The total of such expenses were $4,834.

As of May 31, 2002, the Company issued 53,325 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.11 per share of common stock and substantially all warrants would have expired on or before May 31, 2005.

During the year ended December 31, 2004, all of these warrants were cancelled by the Company for $20,000. This cost, which was evidenced by an unsecured demand note, was classified as a reduction of paid in capital at date of purchase, April 6, 2004.


Item 13. Exhibits

(a)
Exhibits required by Item 601 of Regulation S-B

Exhibit Number                           Name and/or Identification of Exhibit


3.1             (i)
                  Articles of Incorporation of the Company filed September 13, 2000 and Amendments thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
3.2             (ii)
                By-Laws of the Company adopted September 13, 2000 , incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                Additional Exhibits
99.1 Proprietary Invention and Assignment Agreement between the Company and Jenifer Osterwalder, dated March, 30, 2005.


(b)  Items reported on Form 8-K.

There were no reports made by the issuer on Form 8-K during the quarter ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. Total annual audit fees billed for professional services rendered by Braverman International, P.C. during the 2004 fiscal year (the first year they were engaged as our auditors) for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Braverman International, P.C. in connection with statutory and regulatory filings or engagements for 2004, totaled $3,920. Audit fees billed in 2005 for the 2004 audit was approximately $10,000.

Audit-related Fees. Total annual audit fees billed during the 2004 fiscal year for assurance and related services by Braverman International, P.C that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported in the paragraph above under "Audit Fees" were $0.

Tax Fees. The total fees billed during the 2004 for professional services rendered by Braverman International, P.C for tax compliance, tax advice, and tax planning services were $0 Specifically, these services involved preparation of the consolidated tax returns and guidance on tax accruals.

All Other Fees. There were no fees billed by Braverman International, P.C. during our 2004 fiscal year for any other services rendered to the Company other than the amounts set forth above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FUSA Capital Corporation Inc.
                  ---------------------------------------------------
                                    (Registrant)

 By: /s/ Jenifer Osterwalder, President, Treasurer, Chief Executive Officer,
         Secretary, Principal Accounting Officer, Director.

                                 March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                         Date
      ---------                        -----                         ----

 /s/ Jenifer Osterwalder         President, Principal Executive   March 30, 2005
                                  Officer, Director
------------------------------
     Jenifer Osterwalder


 /s/ Jenifer Osterwalder         Principal Financial Officer      March 30, 2005
------------------------------
        Jenifer Osterwalder

  /s/ Jenifer Osterwalder    Principal Accounting Officer     March 30, 2005
-------------------------------
        Jenifer Osterwalder