Form 10QSB
period 2005-03-31
FUSA CAPITAL CORP
filed 2005-05-20
CIK 1131903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                       OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from        to
                                             --------  ---------

                          Commission File No. 000-50274

                            FUSA Capital Corporation
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Nevada                                           51-0520296
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)


1420 Fifth Avenue, 22nd Floor, Seattle, WA                      98101
 (Address of principal executive offices)                 (Zip/Postal Code)


                                 (206) 274-5107
                               (Telephone Number)
                              -------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 55,137,564 common stock shares, par value $0.0001, as of May 19, 2005.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION...................................  3

              Condensed Balance Sheet, March 31, 2005 unaudited)........4
              Unaudited Condensed Statement of Operations for
              the period from inception on February 9, 2005 through
              March 31, 2005) ........................................  5
              Unaudited Condensed Statement of Cash Flow for the
              Period from inception on February 9, 2005 through
              March 31, 2005     ....................................   6
              Notes to Financial Statements(unaudited)................  7

Item 2        Plan of Operation....................................... 11

Item 3        Controls and Procedures................................. 14

PART II       OTHER INFORMATION....................................... 15

Item 1        Legal Proceedings....................................... 15

Item 2        Changes in Securities and Small Business Issuer
                 Purchases of Equity Security........................  15

Item 3        Defaults Upon Senior Securities........................  15

Item 4        Submission of Matters to a Vote of Security Holders....  15

Item 5        Other Information......................................  15

Item 6        Exhibits and Reports on Form 8-K.......................  16

Signature............................................................. 17

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

FUSA Capital Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I - Financial Information

Item 1.  Financial Statements

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)





                                     ASSETS
                                  ------------
CURRENT ASSETS
  Cash                                                              $  195,280
  Prepaid rent                                                           1,663
  Deposit                                                                1,762
                                                                    -----------

    Total Current Assets                                               198,705
                                                                    -----------

OTHER ASSETS
  Deposit                                                                3,524
                                                                    -----------

    Total Other Assets                                                   3,524
                                                                    -----------

    Total Assets                                                    $  202,229
                                                                    ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                                  $   13,953
  Notes payable                                                         87,082
  Accrued interest                                                          11
                                                                    -----------

   Total Current Liabilities                                           101,046
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value, 5,000,000
  shares authorized, none issued                                             -

Common stock, par value $.0001, 500,000,000
  shares authorized, 55,137,564 issued and outstanding                   5,514
Paid in capital                                                        236,231
(Deficit) accumulated during the development stage                    (140,562)
                                                                     ----------



Total Stockholders' Equity                                             101,183
                                                                    -----------

                                                                    $  202,229
                                                                    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                 February 9, 2005 (Inception) to March 31, 2005
                                   (unaudited)




REVENUES                                                            $       -
                                                                   ------------

EXPENSES
 Selling, general and administrative                                   24,627
 Interest expense                                                         361
 Website expenses                                                      10,873
                                                                   ------------
 Total expenses                                                        35,861
                                                                   ------------

NET (LOSS)                                                          $ (35,861)
                                                                   ============

NET (LOSS) PER SHARE                                                        *
                                                                   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                           55,137,564
                                                                   ============

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                             STATEMENTS OF CASH FLOW
                 February 9, 2005 (Inception) to March 31, 2005
                                   (unaudited)



OPERATING ACTIVITIES
 Net (loss) from operations                                     $      (35,861)
 Common Stock issued for Services                                        9,000
 Adjustments to reconcile net (loss) to net
  cash (used) by operating activities:
   (Increase) in prepaid rent                                           (1,663)
   (Increase) in deposits                                               (5,286)
    Increase in accounts payable                                         2,013
   (Decrease) in accrued interest                                       (1,725)
                                                                ---------------

      NET CASH (USED BY) OPERATING ACTIVITIES                          (33,523)
                                                                ---------------

INVESTING ACTIVITIES

 Cash received in recapitalization of the company                          184
                                                                ---------------

      NET CASH (USED BY) INVESTING ACTIVITIES                              184
                                                                ---------------

FINANCING ACTIVITIES
 Issuance of common stock                                              230,000
 (Decrease) in notes payable                                            (1,381)
                                                                ---------------


      NET CASH PROVIDED BY FINANCING ACTIVITIES                        228,619
                                                                ---------------

              NET INCREASE IN CASH                                     195,280
                                                                ---------------

              CASH, BEGINNING OF PERIOD                                      -
                                                                ---------------

              CASH, END OF PERIOD                               $      195,280
                                                                ===============


NON-CASH TRANSACTIONS:

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005
          Liabilities assumed                                   $     102,140
          Less cash recieved                                              184
                                                                ---------------
           Total non-monetary net liabilities assumed           $     101,956
                                                                ===============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION

Notes to Financial Statements (unaudited)

Note 1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.


Note 2.  Reorganization and merger

On March 7, 2005 the Company acquired all of the issued and outstanding shares of common stock of FUSA Technology Investments, Inc, (FTIC) a development stage Nevada Corporation, formed on February 9, 2005, in exchange for 27 million restricted shares of common stock of the Company valued at par, $2,700. This stock exchange transaction resulted in a change of control wherein the financial statements to be filed in the future will be those of the acquired company, FTIC, consolidated with its legal parent, FUSA Capital Corporation(FCC), as required for proper financial presentation. At the date of the stock exchange all of the net assets of FCC were acquired by FTIC at fair value which equaled FCC's book value.

The historical transactions of the acquired company will be carried forward, similar to the accounting treatment given in a recapitalization. In effect, the acquired company is considered the acquirer for accounting purposes only, not since its shareholders received less shares of the Company's common stock than were outstanding prior to the exchange, but for the reason that the Company's Board of Directors resigned and were replaced by the FTIC Board. FTIC's year-end will be December 31.


Note 3 - Accounting policies and procedures

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents include funds held in a money market account. There are no cash equivalents as of March 31, 2005.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, accounts payable, and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 4 - Going concern

The Company's financial statements are prepared using the accounting principles generally accepted in The United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. Management's plan is to develop the video and audio search engine technology business.

Note 5-Warrant issuance

In connection with the issuance of 230,000 shares of common stock during the current quarter, the Company issued 230,000 warrants to purchase as many shares at $2 per share, if exercised. The warrants expire on December 31, 2006.

Note 6.  Subsequent Events

Stock Split

On April 22, 2005, the Company's Board of Directors declared a three for one forward stock split in the form of a dividend payable May 13, 2005 to the shareholders of record on May 3, 2005. This split will result in the issuance of approximately 36.8 million additional shares of common stock and will be accounted for by the transfer of approximately $3,676 from paid in capital to par value. The effect of this split has been reflected in the accompanying financial statements as of March 31, 2005.

Consulting and Employment Agreements

On April 26, 2005, the Company entered into two consulting agreements with two separate individuals, and one employment agreement with the President /Chief Executive Officer of the Company with an indefinite term, unless terminated by either party.

One consulting agreement provides for compensation including 700,000 stock options granted as of April 26, 2005, at the closing price of the common stock on that date, vesting to be based upon acceptable performance and project milestones through October 12, 2005. In addition, the consultant is to also receive total payments of up to $70,000 during the same period.

The second consulting agreement provides for 500,000 stock options granted as of April 26, 2005, at the closing price of the common stock on that date, vesting to be based upon acceptable performance and project milestones through October 12, 2005. In addition, the consultant is to receive total payments of up to $50,000 during the same period.

The Company's executive employment agreement provides for minimum salary of $60,000 CDN, a signing bonus of $20,000CDN, and up to 3 million shares to be granted at the then current market price, subject to the Company's standard vesting policies, bonuses up to 150% of current annual salary, and additional employee benefits. In addition, the employment contract provides for no severance payments in the event of termination for any reason except for a good reason as defined in the agreement, in which case all options will immediately vest and unpaid bonuses will be at 150% of annual salary.

Item 2. Plan of Operation

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements.


Plan of Operation


The following discussion regarding our plan of operations for the next 12 months contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors and subsequent events.

Overview

FUSA Capital Corporation (FUSA) is focused on becoming a leading provider of video and audio search engine software to consumers, publishers and broadcasters. Our first product, Searchforvideo, is a desktop software application that enables consumers to search for free and paid video content available on the Internet. Searchforvideo will be launched in summer of 2005 and will be available for download at www.searchforvideo.com. The next product scheduled for release is Searchforaudio, a desktop software application that enables consumers to search for free and paid audio content available on the Internet. Searchforaudio is scheduled for beta release in the fall of 2005 and will be available for download at www.searchforaudio.com. FUSA intends to proactively market both of these products through paid Internet advertising programs. In addition to launching Searchforvideo and Searchforaudio, which are primarily targeted at the consumer market, FUSA intends to offer our video and audio search engine software to publishers and broadcasters in the fall of 2005.

FUSA Capital Corporation, a Nevada corporation, hereinafter referred to as the "Company" or "FUSA" was originally named Galaxy Championship Wrestling, Inc., ("Galaxy") which was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on September 13, 2000 (NV# C24685-2000). The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock. On May 7, 2004, the Company voted to change its name from Galaxy Championship Wrestling, Inc. to FUSA Capital Corporation. On June 7th, 2004, the shareholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of shares of common stock authorized to be issued to 500,000,000, having a $.0001 par value and 5,000,000 shares of Preferred Stock having a $.0001 par value. As of December 31, 2004, the Company had issued approximately 9,149,188 shares of Common Stock to approximately seventy-three (73) shareholders of record. As of May 19, 2005, the Company had issued approximately 55,137,564 shares of Common Stock to approximately eighty (80) shareholders of record.

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

Some of the largest, best known and most technologically sophisticated companies in the world compete in the search engine space. Google, Yahoo, Microsoft and Lycos are well-financed, established competitors in this space. In addition, a number of start-ups have entered the audio and video search subspecialty within the search engine space. Many of these start-ups are better financed than we are and may have established customer relationships.
Although our position is one of vulnerable, new entrant, we believe that the possibility of commercial success for us exists in this field because:

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

FUSA does not currently have any customers or revenues. Moreover, we have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31,2005, the Company generated no revenues and posted a net loss of $35,681 resulting from costs of general and administrative expenses, website development and interest expenses. The Company is considered a development stage company.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 98101. The Company's telephone number is 206-274-5107.

The Company's fiscal year end is December 31.

Sales and marketing. We expect sales and marketing expenses to increase sharply to between $250,000 and $300,000 by September of 2005, assuming that we receive sufficient funding to initiate our planned marketing campaign and enterprise sales efforts and to commence our marketing plan.


General and administrative. General and administrative expenses were $24,627 during the period from inception on February 9, 2005 through March 31, 2005. These expenses consisted primarily of legal and accounting expenses.


Financial Condition


For the period from inception on February 9, 2005 through March 31, 2005, FUSA had a net loss of $35,861 and working capital of $97,659.


FUSA's current financial condition means that resources to conduct our planned search engine offering and accompanying marketing and sales campaign are very limited. Although we believe that we have sufficient resources to commence our plan and have done so, and we believe additional resources will be forthcoming through the Company's ongoing private placement efforts, there can be no assurance that this assumption will be correct or that we will have sufficient resources to execute our plans as currently contemplated.


Liquidity and capital resources


Net cash used in operating activities for period from inception on February 9, 2005 through March 31, 2005 was $33,523. As of March 31, 2005, we had $195,820
in cash. Net cash used in operating activities for the period ended March 31, 2005 was primarily the result of a net loss . The lack of any Net cash used in operating activities for the period ended March 31, 2004 was primarily the result of a net loss offset by an increase in accounts payable.


Net cash provided by financing activities was $228,619 for the period from inception on February 9, 2005 through March 31, 2005. Net cash provided by financing activities for the period ended March 31, 2005 was attributable to the Company's ongoing private placement of common stock, conducted at a price of $20,000 per unit, a unit consisting of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $2.00 per share which are exercisable until December 31, 2006.


As of March 31, 2005 our principal commitments consisted of our obligations outstanding under accounts payable, our lease commitments and our salary commitments to our staff. We have no additional material commitments for capital expenditures currently. We expect no significant additional capital expenditures or lease commitments during the next fiscal quarter.


We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to continue to raise money from our ongoing private placement in order to conduct our operations.

We need to secure this additional cash quickly in order to continue to implement our plans. We will continue to conduct our private placement of securities, which, if fully subscribed, should provide for our working capital needs for the foreseeable future. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. However, we may not be successful in securing any additional financing proceeds, in which case our ability to conduct our plan as currently contemplated would be materially impacted. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures without additional resources. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

FUSA's short-term prospects are promising, however it will be a challenge for us to implement our plan within our budgetary constraints. Management has substantial doubt about its ability to implement the current plan without the raising of additional monies through our ongoing private placement. Without raising any additional cash, FUSA's short-term and long-term prospects for growth are challenging.


Cash requirements


Presently, without additional cash, we will not be able to fully implement our plan. Although we have substantial working capital to meet our present level of expenditures for the foreseeable future, we will need additional working capital in order to implement our plan. Our continued operation is not dependent upon our ability to secure additional cash in the short term, but our contemplated business plan will require such cash. We need to raise additional funds, through the sale of our private placement in order to develop our plan as currently contemplated. There can be no assurance that we will be able to raise any additional monies through our private placement or by the placement of other debt or equity securities of the Company and therefore, no assurance that we will have sufficient cash to develop our business as currently planned.

Research and development

We have a present intention to spend substantial resources on research or development over the next 12 months, consisting primarily in the development of our website and search engine tools. We anticipate that, funding permitting, we would spend up to $100,000 the development of our website and search engine tools during the next 12 months.


Plant and equipment


We currently have two offices in Vancouver, British Columbia, Canada and one office in Seattle, Washington. We believe our currently available space will be sufficient for our operations for the next 12 months and do not anticipate leasing any additional space within the next 12 months.


Employees


We intend to hire additional personnel to implement our current business plan, consisting of 3 additional sales persons, a Chief Technology Officer and 3-5 programmers to help us develop our current product offering.


ITEM 3. Controls and Procedures


(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.


(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                     Part II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Beginning on January 2, 2005, we began to solicit subscriptions for our contemplated private placement of securities. As of March 31, 2005, we had sold $230,000 worth of securities in this private placement. The terms of this private placement provide for the sale of up to 60 units of our securities, each unit costing $20,000 and consisting of 20,000 shares of our common stock and warrants to purchase an additional 20,000 shares of our common stock at an exercise price of $2.00 and an expiration date of December 31, 2006. As of March 31, 2005, there were 48.5 units remaining in our private placement. The private placement is on-going.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

During the period ending March 31, 2005, chief executive officer and director Camila Maz resigned, Jenifer Osterwalder was appointed as Chief Executive Officer and Director and Alexander Kheronski was appointed as a Director, the Company merged with FUSA Technology Investment Corporation ("FTIC")and began its contemplated business plan in the search engine market. The merger with FTIC was entered into as of March 7, 2005 and provided for the issuance of 9,074,594 of additional common shares of stock to the shareholders of FTIC.

Item 6. Exhibits and Reports on Form 8-K

During the period ending March 31, 2005, the Company filed a report on Form 8-K on March 8, 2005 and amended the report on March 9, 2005, both of which concerned the Company's merger with FTIC and the resignation of the then current director and appointment of new directors Jenifer Osterwalder and Alexander Kheronski.

(a) LIST OF EXHIBITS

  ------------------------------------------------------------------------------
  List of Exhibits
  ------------------------------------------------------------------------------
  3.1 Articles of Incorporation of the Company filed September 13, 2000 and Amendments thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
  ------------------------------------------------------------------------------
  3.2 By-Laws of the Company adopted September 13, 2000 , incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
  ------------------------------------------------------------------------------
  4.1 Form of Subscription Agreement between the Registrant and subscribers to its offering of 60 units sold at $20,000 each and containing 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock per unit.
  ------------------------------------------------------------------------------
  31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
  ------------------------------------------------------------------------------
  32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  ------------------------------------------------------------------------------


(b) REPORTS ON FORM 8-K

During the period ending March 31, 2005, the Company filed a report on Form 8-K on March 8, 2005 and amended the report on March 9, 2005, both of which concerned the Company's merger with FTIC and the resignation of the then current director and appointment of new directors Jenifer Osterwalder and Alexander Kheronski.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FUSA Captial Corporation


                               /s/ Jenifer Osterwalder
                               -----------------------------
                               Jenifer Osterwalder
                               Chief Executive Officer
                               (Duly Authorized Officer and Principal
                               Financial and Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                               /s/ Jenifer Osterwalder
                               -----------------------------
                               Jenifer Osterwalder
                               Chief Executive Officer
                               (Duly Authorized Officer and Principal
                               Financial and Accounting Officer)




Dated: May 20, 2005