Form 10QSB
period 2005-06-30
FUSA CAPITAL CORP
filed 2005-08-15
CIK 1131903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission File No. 000-50274

                            FUSA Capital Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Nevada                                          51-0520296
--------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

1420 Fifth Avenue, 22nd Floor, Seattle, WA                     98101
-------------------------------------------          -------------------------
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

[X] YES [] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 57,237,564 common stock shares, par value $0.0001, as of August 1, 2005.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION...................................  4

              Condensed Balance Sheet, June 30, 2005 unaudited).......  5

              Unaudited Condensed Statement of Operations for
              the three months ended June 30, 2005....................  6

              Unaudited Condensed Statement of Cash Flow for the
              three months ended June 30, 2005........................  7

              Notes to Financial Statements(unaudited)................  8

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

Part I - Financial Information

Item 1.  Financial Statements

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              TABLE OF CONTENTS

Part I   Financial Information                                       Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet
         June 30, 2005 (unaudited) ................................... 4

         Unaudited  Consolidated  Condensed Statement of Operations
         for the three months ended June 30, 2005 and the period
         from inception on February 9, 2005 through June 30, 2005 .... 5

         Unaudited  Consolidated Condensed Statements of Cash Flows
         for the three months ended June 30, 2005 and the period
         from inception on February 9, 2005 through June 30, 2005 .....6

         Statements of Stockholders' equity for the period from
         from inception on February 9, 2005 through June 30, 2005 .....7

         Notes to Consolidated Financial Statements (unaudited) .......8

Item 2.  Plan of operation ...........................................11

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)





                                   ASSETS
                                   -------
CURRENT ASSETS
    Cash                                                 $    48,196
    Prepaid Insurance                                          1,524
    Prepaid Rent                                               1,762
                                                        ------------

         Total Current Assets                                 51,482
                                                        ------------

Furniture and fixtures at cost, net                           16,160
                                                        ------------

OTHER ASSETS
    Lease Deposit                                              3,524
                                                        ------------

         Total Other Assets                                    3,524
                                                        ------------

         Total Assets                                    $    71,166
                                                        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

       Accounts payable                                  $     2,837
       Accrued Liabilities                                     2,000
       Notes payable                                          31,263
                                                         ------------

       Total Current Liabilities                              36,100
                                                         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value, 5,000,000
  shares authorized, none issued                                   -


Common stock, par value $.0001, 500,000,000
  shares authorized, 56,577,564 issued and outstanding         5,658
Paid in capital                                            1,382,587
(Deficit) accumulated during the development stage        (1,353,178)
                                                         ------------


Total Stockholders' Equity                                    35,067
                                                         -----------

                                                         $    71,166
                                                         ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)





                                                   Three months             February 9, 2005
                                                       Ended                  (Inception)
                                                     June 30,                      to
                                                       2005                  June 30, 2005
                                                 ------------------        -------------------

                                                 $             -            $            -
REVENUES
                                                 ------------------        -------------------

EXPENSES

   Selling, general and administrative                   136,768                   161,395
   Stock based compensation                            1,066,500                 1,066,500
   Interest expense                                          813                     1,174
   Depreciation Expense                                    1,310                     1,310
   Website development                                     7,225                    18,098
                                                 ------------------        -------------------


   Total expenses                                      1,212,616                 1,248,477
                                                 ------------------        -------------------

NET (LOSS)                                        $   (1,212,616)           $   (1,248,477)
                                                 ==================        ===================

NET (LOSS) PER SHARE                              $        (0.02)           $        (0.03)
                                                 ==================        ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            55,927,564                49,984,051
                                                 ==================        ===================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Three Months
                                                                      Ended                       February 9, 2005
                                                                     June 30,                        (Inception)
                                                                      2005                         to June 30, 2005
                                                             -----------------------           -----------------------
OPERATING ACTIVITIES
  Net (loss) from operations                                  $   (1,212,616)                     $      (1,248,477)
                                                             -----------------------           -----------------------

Adjustments to reconcile net (loss) to net Cash
(used)by operating activities:

  Common Stock issued for compensation                             1,066,500                              1,066,500
  Common Stock issued for services                                         -                                  9,000
  Depreciation of fixed assets                                         1,310                                  1,310

Changes in operating assets and liabilities:
  (Increase) in prepaid insurance                                        139                                 (1,524)
  (Increase) in prepaid rent                                                                                 (1,762)
  (Decrease) in accounts payable                                     (11,117)                                (9,104)
  Increase in accrued liabilities                                      2,000                                  2,000
  Increase (Decrease) in accrued interest                                (11)                                (1,736)
                                                             -----------------------           -----------------------
Total adjustments                                                  1,058,821                              1,064,684
                                                             -----------------------           -----------------------

  NET CASH (USED BY) OPERATING ACTIVITIES                           (153,795)                              (183,793)
                                                             -----------------------           -----------------------
INVESTING ACTIVITIES

  (Increase) in fixed assets                                         (17,471)                              (17,471)
  (Increase) in Lease deposits                                                                              (3,524)
  Cash received in recapitalization of the company                         -                                   184
                                                             -----------------------           -----------------------

  NET CASH (USED BY) INVESTING ACTIVITIES                            (17,471)                              (20,811)
                                                             -----------------------           -----------------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              80,000                               310,000
 (Decrease) in note payable                                          (55,820)                              (57,201)
                                                             -----------------------           -----------------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                          24,180                               252,799
                                                             -----------------------           -----------------------

   NET INCREASE IN CASH                                             (147,085)                               48,196
                                                             -----------------------           -----------------------

   CASH, BEGINNING OF PERIOD                                         195,280                                     -
                                                             -----------------------           -----------------------

   CASH, END OF PERIOD                                         $      48,196                       $        48,196
                                                             =======================           =======================



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Non-monetary net liabilities  assumed in a recapitalization of the Company on March 7, 2005
    Liabilities assumed                                                                            $       102,140
    Less cash received                                                                                         184
                                                                                               -----------------------
                     Total non-monetary net liabilities assumed                                    $       101,956
                                                                                               =======================

OTHER DISCLOSURES:
  Interest paid on note payable                                $          824                      $           824
                                                             =======================           =======================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                        Common Stock                                          (Deficit)
                              ------------------------------------                          Accumulated
                                 Shares             Amount                                     During               Total
                                                                         Paid-in            Development         Stockholders'
                                                                         Capital               Stage                Equity
                              ----------------   ----------------   ------------------   ------------------   ------------------
Inception, Feb 9, 2005,        27,000,000        $      2,700       $          6,300       $             -    $         9,000
Stock issued for services @
$.0001 per share

Net (Loss), for the period
ended March 6, 2005                                                                                (11,605)           (11,605)
                              ----------------   ----------------   ------------------   ------------------   ------------------

Balance,
March 6, 2005                  27,000,000               2,700                  6,300               (11,605)            (2,605)

Recapitalization,
March 7 2005                   27,447,564               2,745                      -              (104,701)          (101,956)

March 9,
2005
Stock issued for cash @
$.34 per share                    300,000                  30                 99,970                                  100,000

March 31,
2005
Stock issued for cash @
$.34 per share                    390,000                  39                129,961                                  130,000

April 5,
2005
Stock issued for cash @
$.34 per share                     60,000                   6                 19,994                                   20,000

April 15,
2005
Stock issued for cash @
$.34 per share                    120,000                  12                 39,988                                   40,000

April 21,
2005
Stock issued for cash @
$.34 per share                     60,000                   6                 19,994                                   20,000

May 26 - June 9, 2005,
Stock issued for
compensation @ $.89 per
share                           1,200,000                 120              1,066,380                                1,066,500


Net (loss) for period                                                                           (1,236,872)        (1,236,872)
                              ----------------   ----------------   ------------------   ------------------   ------------------

Balance,
June 30, 2005 (unaudited)      56,577,564       $       5,658           $  1,382,587        $   (1,353,178)            35,067
                              ==============    ==================  ==================   ==================   ===================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION

Notes to Financial Statements (unaudited)

Note 1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations and cash flows for the three months ended June 30, 2005 and from February 9, 2005 (inception) to June 30, 2005 have been made. Operating results for the period from inception, February 9, 2005 to June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-QSB for the quarter ended March 31, 2005.


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

Note 3.  Stock Split

On April 22, 2005, the Company's Board of Directors declared a three for one forward stock split in the form of a dividend payable May 13, 2005 to the shareholders of record on May 3, 2005. This split will result in the issuance of approximately 36.8 million additional shares of common stock and will be accounted for by the transfer of approximately $3,676 from paid in capital to par value. The effect of this split has been reflected in the accompanying financial statements as of June 30, 2005.

Note 4. Stock-based compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation to employees. Under APB No. 25, when the exercise price of the Company's employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. There were no stock awards granted to employees in the current period.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the first quarter 2006 financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006. The Company expects to adopt SFAS 123R using the prospective method effective January 1, 2006. Under this transition method the Company will begin recording stock option expense prospectively, starting in first quarter 2006.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted. During the period, all of the Company's stock awards have been granted as compensation for services received, with no exercise price which was below the fair value of the Company's common stock. For these vested stock awards, the Company has recorded stock compensation expense for the difference between the fair value and their exercise prices.

Stock-based compensation

On April 26, 2005, the Company entered into two consulting agreements, and one employment agreement with the President /Chief Executive Officer of the Company with an indefinite term, unless terminated by either party.

One consulting agreement provides for compensation which, at the Company's discretion, may take the form of up to a total of 2,100,000 stock options with no exercise price or up to a total of $70,000 in cash payments. The compensation of either stock options or cash is payable by the Company in varying amounts upon the successful completion of six acceptable performance and project milestones through October 12, 2005. Under the agreement, the Company has no obligation to the consultant until it has accepted and approved the achievement of a milestone. During the current period the Company approved the achievement of milestone 1, 2 and 3, entitling the consultant to receive 1.2 million stock options of Company stock with no exercise price.

These share issuances were accounted for in accordance with SFAS No. 123, which requires compensation expense to be measured at fair value. As such, the value of the underlying shares was determined based on the fair value of Company stock on the date that each of milestone 1, 2 and 3 was achieved and approved. The resulting value of the stock compensation award of $1,066,500 was recorded as stock compensation expense and included in share capital and additional paid in capital.

The second consulting agreement provides for compensation which, at the Company's discretion, may take the form of up to a total of 1,500,000 shares of Company stock or up to a total of $50,000 in cash payments. The compensation of either shares or cash is payable by the Company in varying amounts upon the successful completion of six acceptable performance and project milestones through October 12, 2005. Under the agreement, the Company has no obligation to the consultant until it has accepted and approved the achievement of a milestone. During the current period there were no milestones achieved under the terms of the agreement.

Note 5. Property and Equipment

During the period ending June 30, 2005, the Company acquired furniture, fixtures, and equipment totaling $ 17,471 and expensed depreciation of $ 1,310. These are reflected in the accompanying financials ended June 30, 2005.


Note 6. Related Party Transactions

During the period ended June 30, 2005, the Company incurred salary expense to a director of the Company of $24,600 and paid to the director $ 61,335 in reimbursement for the administrative expenses paid on behalf of the Company.

In addition, an expense of $ 2,000 was incurred to a director for accounting services provided to the Company. As of June 30, 2005, accounts payable included $ 2,000 due to a director of the Company.

Note 7 - Notes payable

The note payable is to an unrelated party, and represents a number of previous obligations incurred by the Company in 2003 and 2004. The note includes interest previously owing on the refinanced debt, bears interest at 6 per cent per annum, and is unsecured and payable on demand.


Note  8 - Subsequent Event

On July 29, 2005 the Company approved the achievement of milestones 4, 5 and 6 under the consulting agreement disclosed in Note 4. In accordance with the terms of the agreement, the Company issued 900,000 stock options with no exercise price to the consultant. Under SFAS No. 123, the compensation expense will be measured at the fair value of the underlying Company stock on the dates that the final 3 milestones were achieved and approved. The fair value of the stock compensation award of $918,000 will be recorded as stock compensation expense and included in share capital and additional paid in capital in the financial statements for the quarter ended September 30, 2005.
Item 2. Plan of Operation

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

FUSA Capital Corporation, a Nevada corporation, hereinafter referred to as the "Company" or "FUSA" was originally named Galaxy Championship Wrestling, Inc., ("Galaxy") which was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on September 13, 2000 (NV# C24685-2000). The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock. On May 7, 2004, the Company voted to change its name from Galaxy Championship Wrestling, Inc. to FUSA Capital Corporation. On June 7th, 2004, the shareholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of shares of common stock authorized to be issued to 500,000,000, having a $.0001 par value and 5,000,000 shares of Preferred Stock having a $.0001 par value. As of December 31, 2004, the Company had issued approximately 9,149,188 shares of Common Stock to approximately seventy-three (73) shareholders of record. On April 22, 2005, the Company's Board of Directors declared a three for one forward stock split in the form of a dividend payable May 13, 2005 to the shareholders of record on May 3, 2005. This split resulted in the issuance of approximately 36.8 million additional shares of common stock. As of August 1, 2005, the Company had issued approximately 57,237,564 shares of Common Stock to approximately eighty (81) shareholders of record.

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

As a result of the merger, FUSA is now a technology company focused on the development and marketing of audio and video search engine technology. When completed, this technology will provide a complete video and audio search engine solution, consisting of multiple modules. The search engine solution modules will work together providing a comprehensive video and audio search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any Internet enabled device. The search engine solution can be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. We intend to market our search solution to companies who operate Internet websites with news, video clip, music and sports content. We also intend to license our technology to original equipment manufacturer ("OEM") customers for use in various electronic devices such as wireless phones, television set top boxes, PDA's, wireless MP3 players, personal video recorders, digital appliances, cars and kiosks. We also intend to offer consumers search engine capabilities through the development of various internet sites based on the following URLs which we already own: www.searchforvideo.com; www.searchforaudio.com; www.searchfortv.com; www.searchforipod.com; www.searchfortivo.com;
www.searchformedia.com; www.searchforpodcasts.com.
We are currently operating a beta version of our website www.searchforvideo.com, which allows consumers to enter search queries and which retrieves video search results.

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

FUSA does not currently have any customers or revenues. Moreover, we have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30,2005, the Company generated no revenues and posted a net loss of $1,248,477 resulting primarily from stock based compensation paid to a consultant for marketing research services, but also from costs of general and administrative expenses, website development and interest expenses. The Company is considered a development stage company.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 98101. The Company's telephone number is 206-274-5107.

The Company's fiscal year end is December 31.

Sales and marketing. We expect sales and marketing expenses to between $250,000 and $300,000 by September of 2005, assuming that we receive sufficient funding to initiate our planned marketing campaign and enterprise sales efforts and to commence our marketing plan.

General and administrative. General and administrative expenses   were  $136,768
during the three month period ending June 30, 2005.   These   expenses consisted
primarily of salary, office rent, legal and accounting expense.

Financial Condition

For the period from April 1, 2005 through June 30, 2005, FUSA had a net loss of $1,212,616 and working capital of $48,196.

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

Liquidity and capital resources

Net cash used in operating activities for period from April 1, 2005 through June 30, 2005 was $153,795. As of June 30, 2005, we had $48,196 in cash. Net cash used in operating activities for the period ended June 30, 2005 was primarily the result of a net loss .

Net cash provided by financing activities was $80,000 for the period from April 1, 2005 through June 30, 2005. Net cash provided by financing activities for the period ended June 30, 2005 was attributable to the Company's ongoing private placement of common stock, conducted at a price of $20,000 per unit, a unit consisting of 60,000 shares of common stock and warrants to purchase 60,000 shares of common stock at an exercise price of $0.66 per share which are exercisable until December 31, 2006.

As of June 30, 2005 our principal commitments consisted of our obligations outstanding under accounts payable, our lease commitments and our salary commitments to our staff. We have no additional material commitments for capital expenditures currently, other than our obligations to issue stock based compensation or cash to our consultant. We expect no significant additional capital expenditures or lease commitments during the next fiscal quarter.

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

Cash requirements

Presently, without additional cash, we will not be able to fully implement our plan. Although we have working capital to meet our present level of expenditures for the foreseeable future, we will need additional working capital in order to implement our plan. Our continued operation is not dependent upon our ability to secure additional cash in the short term, but our contemplated business plan will require such cash. We need to raise additional funds, through the sale of our private placement in order to develop our plan as currently contemplated. There can be no assurance that we will be able to raise any additional monies through our private placement or by the placement of other debt or equity securities of the Company and therefore, no assurance that we will have sufficient cash to develop our business as currently planned.

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

                                     Part II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Beginning on January 2, 2005, we began to solicit subscriptions for our contemplated private placement of securities. As of June 30, 2005, we had sold $310,000 worth of securities in this private placement. The terms of this private placement provide for the sale of up to 60 units of our securities, each unit costing $20,000 and consisting of 60,000 shares of our common stock and warrants to purchase an additional 60,000 shares of our common stock at an exercise price of $0.66 and an expiration date of December 31, 2006. As of June 30, 2005, there were 44.5 units remaining in our private placement. The private placement is on-going.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On April 18, 2005, the Directors of the Company approved the 2005 Stock Option Plan (the "Plan"). All directors, employees, consultants, advisors of FUSA and its subsidiaries are eligible to participate in the Plan. It is a five-year plan that authorizes up to 2,000,000 option shares to be issued, of this amount up to 200,000 may be granted to non-employee directors. On April 21, 2005, the Company filed a registration statement on Form S-8, registering 1,500,000 shares of stock to be granted under its 2005 Stock Option Plan. On April 22, 2005, the Company's Board of Directors declared a three for one forward stock split in the form of a dividend payable May 13, 2005 to the shareholders of record on May 3, 2005. This split resulted in the issuance of approximately 36.8 million additional shares of common stock. As a result of the stock dividend of May 13, 2005, the total shares available for grant under the 2005 Stock Option Plan was increased to 6,000,000 and the total number of shares registered on Form S-8 was increased to 4,500,000.

Item 6. Exhibits and Reports on Form 8-K

During the period ending June 30, 2005, the Company filed four reports on Form 8-K on April 12, 2005, April 19, 2005, April 22, 2005 and April 28, 2005. The
report filed on April 12, 2005 concerned the appointment of Stephen Craig Pollard to the Company's board of directors. The report filed on April 19, 2005 announced the adoption of the Company's 2005 Stock Option Plan. The report filed on April 22, 2005, concerned the 3 for 1 stock dividend adopted on April 22, 2005 by the Company's board of directors. The report filed on April 28, 2005 announced the entering into by the Company of an Employment Agreement with Chief Executive Officer Jenifer Osterwalder and Consulting Agreements with Alex Rainard and Viatcheslav Shulyov.

(a) LIST OF EXHIBITS


    List of Exhibits

     3.1 Articles of Incorporation of the Company filed September 13, 2000 and Amendments thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

     3.2 By-Laws of the Company adopted September 13, 2000 , incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

     4.1 Form of Subscription Agreement between the Registrant and subscribers to its offering of 60 units sold at $20,000 each and containing 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock per unit, incorporated by reference to the Periodic Report filed by the Registrant on Form 10QSB filed on May 20, 2005.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) REPORTS ON FORM 8-K

During the period ending June 30, 2005, the Company filed four reports on Form 8-K on April 12, 2005, April 19, 2005, April 22, 2005 and April 28, 2005. The
report filed on April 12, 2005 concerned the appointment of Stephen Craig Pollard to the Company's board of directors. The report filed on April 19, 2005 announced the adoption of the Company's 2005 Stock Option Plan. The report filed on April 22, 2005, concerned the 3 for 1 stock dividend adopted on April 22, 2005 by the Company's board of directors. The report filed on April 28, 2005 announced the entering into by the Company of an Employment Agreement with Chief Executive Officer Jenifer Osterwalder and Consulting Agreements with Alex Rainard and Viatcheslav Shulyov.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FUSA Captial Corporation


                              /s/ Jenifer Osterwalder
                             ----------------------------------------
                             Jenifer Osterwalder
                             Chief Executive Officer
                             (Duly Authorized Officer and Principal
                             Financial and Accounting Officer)



Dated: August 15, 2005