Form 10QSB
period 2005-09-30
FUSA CAPITAL CORP
filed 2005-11-14
CIK 1131903

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No. 000-50274

                            FUSA Capital Corporation
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)






           Nevada                                      51-0520296
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

1420 Fifth Avenue, 22nd Floor, Seattle, WA                 98101
------------------------------------------          ------------------
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 58,277,564 common stock shares, par value $0.0001, as of September 30, 2005.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION.........................................  3

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet September 30, 2005
           (unaudited).....................................................4

         Unaudited Condensed Consolidated Statements of Operations for
         the three months ended September 30, 2005 and cumulative from inception on February 9, 2005 through September 30, 2005..........5

         Unaudited Condensed Consolidated Statement of Cashflows
         for the three months ended September 30, 2005 and cumulative from inception on February 9, 2005 through September 30, 2005.....6

         Consolidated Statement of Stockholders' equity from inception on February 9, 2005 through September 30, 2005 ...................7

         Notes to Financial Statements (unaudited) ........................8


Item 2.  Plan of operation .............................................. 10


Item 3   Controls and Procedures......................................... 12

PART II  OTHER INFORMATION............................................... 13

Item 1   Legal Proceedings............................................... 13

Item 2   Changes in Securities and Small Business Issuer
         Purchases of Equity Security...................................  13

Item 3   Defaults Upon Senior Securities................................  13

Item 4   Submission of Matters to a Vote of Security Holders............  13

Item 5   Other Information..............................................  13

Item 6   Exhibits and Reports on Form 8-K...............................  13

Signature................................................................ 14

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

Part I - Financial Information



                            FUSA CAPITAL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I   Financial Information                                             Page

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet
         September 30, 2005 (unaudited) .................................    4

         Unaudited Consolidated Condensed Statement of Operations for the three months ended September 30, 2005 and from inception on
         February 9, 2005  through September 30, 2005 ...................... 5

         Unaudited Consolidated Condensed Statement of Cash Flows for
         the period from inception on February 9, 2005
         through September 30, 2005 ........................................ 6

         Statements of Stockholders' equity for the period from
         from inception on February 9, 2005 through September 30, 2005 ..... 7

         Notes to Consolidated Financial Statements (unaudited) ............ 8

Item 2.  Plan of operation .................................................11

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                           Friday, September 30, 2005
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash                                                         $    270,650
    Accounts receivable                                                 6,451
    Prepaid Insurance                                                     813
    Prepaid Rent                                                        1,762
                                                                ----------------

         Total Current Assets                                         279,676
                                                                ----------------

Furniture and fixtures at cost, net                                    16,376
                                                                ----------------

OTHER ASSETS
    Lease Deposit                                                       3,525
                                                                ----------------
        Total Other Assets                                              3,525
                                                                ----------------
        Total Assets                                             $    299,577
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts payable                                          $     68,073
       Accrued Liabilities                                              2,000
       Notes payable                                                  405,131
                                                                ----------------

       Total Current Liabilities                                      475,204
                                                                ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value, 5,000,000
  shares authorized, none issued                                            -

Common stock, par value $.0001, 500,000,000
  shares authorized, 56,577,564 issued and outstanding                  5,828
Paid in capital                                                     3,203,466
(Deficit) accumulated during the development stage                 (3,384,920)
                                                                ----------------

Total Stockholders' Equity                                            (175,626)
                                                                ----------------

                                                                  $    299,577
                                                                ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)




                                                       Three months               February 9, 2005
                                                          Ended                     (Inception)
                                                       September 30,                   to
                                                           2005                 September 30, 2005
                                                --------------------------    ---------------------

REVENUES                                         $               -              $              -
                                                --------------------------    ---------------------

EXPENSES
   Selling, general and administrative                     195,766                       357,161
   Stock based compensation                              1,925,750                     2,992,250
   Interest expense                                          1,025                         2,199
   Depreciation Expense                                      1,434                         2,744
   Website development                                      12,466                        30,564
                                                --------------------------    ---------------------

   Total expenses                                        2,136,442                     3,384,920
                                                --------------------------    ---------------------

NET (LOSS)                                       $      (2,136,442)             $     (3,384,920)
                                                ==========================    =====================

NET (LOSS) PER SHARE                             $           (0.04)             $          (0.06)
                                                ==========================    =====================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             57,785,897                    52,909,744
                                                ==========================    =====================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                  Consolidated Condensed Statement of Cashflows


                                                                                February 9, 2005
                                                                                 (Inception) to
                                                                               September 30, 2005
                                                                           ------------------------
OPERATING ACTIVITIES
         Net (loss) from operations                                         $          (3,384,920)
                                                                           ------------------------

     Adjustments to reconcile net (loss) to net Cash
     (used) by operating activities:
         Common Stock issued for compensation                                           2,992,250
         Common Stock issued for services                                                   9,000
         Depreciation of fixed assets                                                       2,744

     Changes in operating assets and liabilities:
          (Increase) in accounts receivable                                                (6,451)
          Decrease (jncrease) in prepaid insurance                                           (813)
          (Increase) in prepaid rent                                                       (1,762)
          Increase in accounts payable                                                     56,133
          Increase in accrued liabilities                                                   2,000
          (Decrease) in accrued interest                                                   (1,736)
                                                                           ------------------------
      Total adjustments                                                                 3,051,365
                                                                           ------------------------

Net cash (used by) operating activities                                                  (333,555)
                                                                           ------------------------

INVESTING ACTIVITIES
         (Increase) in fixed assets                                                       (19,121)
         (Increase) in Lease deposits                                                      (3,525)
        Cash received in recapitalization of the company                                      184
                                                                           ------------------------

Net cash (used by) investing activities                                                   (22,462)
                                                                           ------------------------

FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                           310,000
         Increase in note payable                                                         316,667
                                                                           ------------------------

Net cash provided by financing activities                                                 626,667
                                                                           ------------------------

Net increase in cash                                                                      270,650
                                                                           ------------------------

Cash, Beginning of period                                                                       -
                                                                           ------------------------

Cash, End of period                                                         $             270,650
                                                                           ========================



SUPPLEMENTAL   DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING   ACTIVITIES
   Non-monetary net liabilities  assumed in a recapitalization of the Company on
   March 7, 2005
                                                                            $             102,140
                                                                                              184
                                                                           ------------------------
                                                                            $             101,956
                                                                           ========================

OTHER DISCLOSURES:
   Interest paid on note payable                                            $               1,201
                                                                           ========================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            FUSA CAPITAL CORPORATION
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                                                            (Deficit)
                                                                                           Accumulated
                                          Common Stock                                       During               Total
                                  -------------------------------         Paid-in          Development         Stockholders'
                                     Shares             Amount            Capital             Stage               Equity
                                 --------------    --------------     -----------------  ----------------    ----------------
      Inception, Feb 9, 2005,     27,000,000        $       2,700     $         6,300    $           -       $         9,000
      Stock issued for
      services @ $.0001 per
      share

      Net (Loss), for the
      period ended March 6,
      2005                                                                                     (11,605)              (11,605)
                                 --------------    --------------     -----------------  ----------------    ----------------

      Balance,
      March 6, 2005               27,000,000                2,700               6,300          (11,605)               (2,605)

      Recapitalization,
      March 7 2005 (restated)     27,447,564                2,745            (104,701)                              (101,956)

      March 9,
      2005
      Stock issued for cash @
      $.34 per share                 300,000                   30              99,970                                100,000

      March 31,
      2005
      Stock issued for cash @
      $.34 per share                 390,000                   39             129,961                                130,000

      April 5,
      2005
      Stock issued for cash @
      $.34 per share                  60,000                    6              19,994                                 20,000

      April 15,
      2005
      Stock issued for cash @
      $.34 per share                 120,000                   12              39,988                                 40,000

      April 21,
      2005
      Stock issued for cash @
      $.34 per share                  60,000                    6              19,994                                 20,000

      May 26 - June 9, 2005,
      Stock issued for
      compensation @ $.89 per
      share                        1,200,000                  120           1,066,380                              1,066,500


      Net (loss) for period                                                                 (1,236,872)           (1,236,872)
                                 --------------    --------------     -----------------  ----------------    ----------------

      Balance,                                      $       5,658     $     1,277,886    $  (1,248,477)      $        35,067
      June 30, 2005 (unaudited)   56,577,564

      July 29 - Septemeber 22,
      2005
      Stock issued for
      compensation @ average
      of $1.13 per share           1,700,000                  170           1,925,580                              1,925,750

                                                                                                                        -

      Net (loss) for period                                                                 (2,136,442)           (2,136,442)
                                 --------------    --------------     -----------------  ----------------    ----------------

      Balance September 30,
      2005
      (unaudited)                 58,277,564                5,828           3,203,466       (3,384,920)             (175,626)
                                 ==============    ==============     =================  ================    =================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005

Note 1 - Basis of presentation
------------------------------
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations and cash flows for the three months ended September 30, 2005 and from February 9, 2005 (inception) to September 30, 2005 have been made. Operating results for the period from inception, February 9, 2005 to September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-QSB for the quarter ended June 30, 2005.

On March 7, 2005 the Company acquired all of the issued and outstanding shares of common stock of FUSA Technology Investments, Inc, (FTIC) a development stage Nevada Corporation, formed on February 9, 2005, in exchange for 27 million restricted shares of common stock of the Company valued at par $2,700. This stock exchange transaction resulted in a change of control wherein the financial statements to be filed in the future will be those of the acquired company, FTIC, consolidated with its legal parent, FUSA Capital Corporation (FCC), as required for proper financial presentation. At the date of the stock exchange all of the net assets of FCC were acquired by FTIC at fair value which equaled FCC's book value.

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

Note 2 - Accounting policies and procedures
-------------------------------------------
Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents include funds held in a money market account. For the period September 30, 2005, the Company held $28,750 in cash equivalents.

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

Note 3 - Going concern
----------------------
The Company's condensed consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. Management's plan is to develop the video and audio search engine technology business.


Note 4 - Notes Payable
----------------------
Notes payable consists of the following at September 30, 2005:

--------------------------------------------------------------------------------
Demand note payable to unrelated party, interest at  6% per annum,     $ 25,130
 no fixed terms of repayment, unsecured
--------------------------------------------------------------------------------
Demand notes payable to unrelated parties, non-interest bearing,        380,001
 no fixed termsof repayment, unsecured
--------------------------------------------------------------------------------
Total Notes Payable                                                    $405,131
--------------------------------------------------------------------------------

Note 5 - Capital Stock
----------------------

Stock-based compensation

On April 26, 2005, the Company entered into two consulting agreements, and one employment agreement with the President /Chief Executive Officer of the Company with an indefinite term, unless terminated by either party.

One consulting agreement provides for compensation which, at the Company's discretion, may take the form of up to a total of 2,100,000 stock options with no exercise price or up to a total of $70,000 in cash payments. The compensation of either stock options or cash is payable by the Company in varying amounts upon the successful completion of six acceptable performance and project milestones through October 12, 2005. Under the agreement, the Company has no obligation to the consultant until it has accepted and approved the achievement of a milestone. During the period ended June 30, 2005 the Company approved the achievement of milestone 1, 2 and 3, entitling the consultant to receive 1.2 million stock options of Company stock with no exercise price. During the period ended September 30, 2005 the Company approved the achievement of milestones 4, 5 and 6, entitling the consultant to receive the final 900,000 stock options of Company stock with no exercise price.

These share issuances were accounted for in accordance with SFAS No. 123, which requires compensation expense to be measured at fair value. As such, the value of the underlying shares was determined based on the fair value of Company stock on the date that each of milestone 4, 5 and 6 was achieved and approved. The resulting value of the stock compensation award of $918,000 was recorded as stock compensation expense The second consulting agreement provides for compensation which, at the Company's discretion, may take the form of up to a total of 1,500,000 shares of Company stock or up to a total of $50,000 in cash payments. The compensation of either shares or cash is payable by the Company in varying amounts upon the successful completion of six acceptable performance and project milestones through October 12, 2005. Under the agreement, the Company has no obligation to the consultant until it has accepted and approved the achievement of a milestone. During the current period there were no milestones achieved under the terms of the agreement.

During the period ended September 30, 2005 the Company issued 725,000 shares of the Company's stock as stock compensation to officers of the company. In addition, the Company issued 75,000 shares to investor relations firms for services granted. The resulting value of $1,007,750 was recorded as stock compensation and included in share capital and additional paid in capital.


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

Overview

FUSA Capital Corporation , www.fusamedia.com, is a provider of proprietary Internet-based video and audio search engine solutions for consumers and digital content providers. FUSA operates Searchforvideo.com (Beta), a free web-based search engine and video portal that allows consumers to easily look for, find and play video clips available on the public web. FUSA also owns and operates the Searchforvideo.com Desktop (Beta), which offers consumers the ability to subscribe to online video clip channels including news, sports, entertainment, business and health. As soon as new video clips are discovered, they are automatically delivered to consumers with Searchforvideo Desktop (Beta) installed on their computers. Users can click to watch a video right away or keep an ordered playlist for viewing videos at a later time. As of the time of this posting, Searchforvideo.com utilizes over 2000 sources and provides links to over 1,000,000 video clips. FUSA's proprietary technology has five patents pending.

FUSA's projected revenue streams will come from advertising revenue from www.searchforvideo.com and from technology and consulting licensing agreements to the enterprise market.

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

On March 7, 2005, FUSA entered into a merger agreement with FUSA Technology Investments Corp., a Nevada corporation ("FTIC"). The purpose of the merger was to provide value to existing FUSA shareholders by providing the Company with the opportunity to enter the emerging growth field of video and audio search engine technology.
Specifically, as a result of the merger, FUSA has the opportunity to own, develop and market the incomplete video and audio search engine technology conceived by FTIC. This incomplete solution consisted primarily of the design requirements, specifications and know-how of Chief Executive Jenifer Osterwalder, together with an evaluation copy of a partially completed prototype of the search engine. This solution was soft launched in a beta format in September, 2005.

As a result of the merger, FUSA is now a technology company focused on the development and marketing of audio and video search engine technology. When completed, this technology will provide a complete video and audio search engine solution, consisting of multiple modules. The search engine solution modules will work together providing a comprehensive video and audio search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any Internet enabled device. The search engine solution can be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. We intend to market our search solution to companies who operate Internet websites with news, video clip, music and sports content. We also intend to license our technology to original equipment manufacturer ("OEM") customers for use in various electronic devices such as wireless phones, television set top boxes, PDA's, wireless MP3 players, personal video recorders, digital appliances, cars and kiosks. We also intend to offer consumers search engine capabilities through the development of various internet sites based on the following URLs which we
already       own:        www.searchforvideo.com;        www.searchforaudio.com;
www.searchfortv.com;        www.searchforipod.com;        www.searchfortivo.com;
www.searchformedia.com; www.searchforpodcasts.com.
Our search solution is not yet fully functional; we currently have no paying customers for our technology nor do we have any relationships in place with any OEMs.

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

FUSA does not currently have any customers or revenues. Moreover, we have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2005, the Company generated no revenues and posted a net loss of $3,384,920 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 98101. The Company's telephone number is 206-274-5107.

The Company's fiscal year end is December 31.

ITEM 3. Controls and Procedures


(a) Evaluation of disclosure controls and procedures.


Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.


Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.


(b) Changes in internal control over financial reporting.


There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.

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

None.

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



Dated: November 14, 2005