Form 10KSB/A
period 2004-12-31
FUSA CAPITAL CORP
filed 2006-02-01
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-50274

FUSA Capital Corporation
(Name of small business issuer in its charter)

Nevada	51-0520296
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 Fifth Avenue, 22nd Floor, Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:     (206) 274-5107

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
______________________________	__________________________

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.0001 par value, 200,000,000 shares authorized 58,202,564 shares issued and outstanding as of January 19, 2006.

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2004. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the bid price of $1.31 on January 18, 2006:

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans, "and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

NOTE: THIS 10KSB HAS BEEN AMENDED TO REFLECT CHANGES IN THE AUDIT REPORT OF OUR INDEPENDENT AUDITORS, BRAVERMAN INTERNATIONAL, PC AND THE ADDITION OF THE CORRECTED 2003 AUDIT REPORT BY OUR PREVIOUS AUDITORS, BECKSTEAD AND WATTS, LLP.

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
Miami, Florida

We have audited the accompanying balance sheet of Fusa Capital Corporation (formerly Galaxy Championship Wrestling, Inc. (a Nevada corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from September 13, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fusa Capital Corporation as of December 31, 2003 , were audited by other auditors whose report dated April 5, 2004 , expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusa Capital Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, and for the period from September 13, 2000 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Braverman International, P.C.
Prescott, Arizona
February 27, 2005

Beckstead and Watts. LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Galaxy Championship Wrestling, Inc.

We have audited the Balance Sheet of Galaxy Championship Wrestling, Inc. (the “Company’) (A Development Stage Company), as of December 31, 2003 (not included herein), and the related Statements of Operations, Stockholders’ (Deficit), and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Championship Wrestling, Inc. (A Development Stage Company) as of December 31, 2003 (not included herein), and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead and Watts. LLP

April 5, 2004

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2004

ASSETS

CURRENT ASSETS
Cash	$184
Prepaid expense	425

Total Current Assets	$609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,360
Notes payable	84,565
Accrued interest	798

Total Current Liabilities	86,723

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	-
Common stock, par value $.0001, 500,000,000 shares authorized, 9,149,188 issued and outstanding	915
Paid in capital	323,063
(Deficit) accumulated during the development stage	(410,092)

Total Stockholders' Equity (Deficit)	(86,114)

$609

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
( a Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended December 31,			Cumulative From September 13 2000 (Inception) To December 31,
	2004	2003		2004

REVENUE	$-		$-	$6,669

COSTS AND EXPENSES
Cost of services	-		-	2,665
General and administrative	66,564		16,417	390,149
Depreciation	807		3,206	8,485
Loss on disposition of fixed assets	8,260		-	15,462

TOTAL COSTS AND EXPENSES	75,631		19,623	416,761

NET (LOSS)	$(75,631)		$(19,623)	$(410,092)

BASIC NET (LOSS) PER COMMON SHARE	$(0.01)	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,148,188		9,148,188

* Less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
( a Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Paid-in	Subscriptions	Deferred	(Deficit) Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Compensation	Stage	(Deficit)
Inception

Donated Capital	-	$-	$125	$-	$-	$-	$125

September 13, 2000 Stock issued for cash and a vehicle @ $.004 per share	5,750,000	575	22,374				22,949

December 1, 2000 Stock issued for services @ $.10 per share	600,000	60	59,940				60,000

December 1, 2000 Stock issued for cash @ $.05 per share	1,303,000	130	65,020				65,150

Net (loss) September 13, 2004 (Inception) to December 31, 2000						(107,683)	(107,683)

Balance, December 31, 2000	7,653,000	765	147,459	-	-	(107,683)	40,541

December 1, 2001 Cash received for 504 offering				63,325			63,325

Net (loss) for the year ended December 31, 2001						(101,175)	(101,175)

Balance, December 31, 2001	7,653,000	765	147,459	63,325	-	(208,858)	2,691

May 1, 2002 Stock from 504 offering issued for cash @ $.10 per share	633,250	63	63,262	(63,325)	-

June 1, 2002 Stock issued for services @ $.10 per share	310,000	31	30,969				31,000

June 1, 2002 Stock issued for services @ $.10 per share	552,938	55	55,239		(10,000)		45,294

June 1, 2002 Donated capital			5,550				5,550

Net (loss) for the year ended December 31, 2002						(105,980)	(105,980)

Balance, December 31, 2002	9,149,188	915	302,478	-	(10,000)	(314,838)	(21,445)

December 2003 Deferred Compensation					10,000		10,000

Net (loss) for the year ended December 31, 2003						(19,623)	(19,623)

Balance, December 31, 2003	9,149,188	915	302,478	-	-	(334,461)	(31,068)

March 31, 2004 Contributed Capital for services			1,750				1,750

Debt from related Parties contributed to capital			38,835				38,835

April 6, 2004 Purchase Outstanding warrants			(20,000)				(20,000)

Net (loss) for the year ended December 31, 2004						(75,631)	(75,631)

Balance, December 31, 2004	9,149,188	$915	$323,063	$-	$-	$(410,092)	$(86,114)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
( a Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Cumulative From September 13 2000 (Inception)To December 31,
	2004	2003	2004

OPERATING ACTIVITIES
Net (loss) from operations	$(75,631)	$(19,623)	$(410,092)
Shares issued for Services		-	146,294
Contributed services	40,585		40,585
Depreciation	807	3,206	8,485
Loss on sale of fixed asset	8,260	-	15,462
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Decrease) in deposits		2,000	2,000
(Increase) in prepaid expenses	(425)	-	(425)
Increase (Decrease) in accounts payable	(11,140)	500	1,360
Increase in accrued interest	798		798

NET CASH (USED BY) OPERATING ACTIVITIES	(36,746)	(13,917)	(197,533)

INVESTING ACTIVITIES
Purchase of fixed assets			(10,448)
Sale of fixed assets			7,000
Decrease in note receivable		1,800
Decrease (Increase) in marketable security	100		-

NET CASH (USED BY) INVESTING ACTIVITIES	100	1,800	(3,448)

FINANCING ACTIVITIES
Issuance of common stock			136,475
Donated Capital			125
Decrease (increase) in deferred compensation		10,000
(Decrease) in note payable	(6,000)
Increase in notes payable	42,762	2,000	64,565
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,762	12,000	201,165

NET INCREASE IN CASH	116	(117)	184

CASH, BEGINNING OF PERIOD	68	185	-

CASH, END OF PERIOD	$184	68	184

NON-CASH TRANSACTIONS:
Stock issued for services			$146,294
Number of shares issued for services			1,462,938
Stock issued in exchange for fixed assets			$20,499
Number of shares issued for fixed assets			3,745,556

Outstanding warrants purchased by issuance of note payable	$20,000		$20,000

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

Reclassifications of reported amounts

Certain reclassifications have been made to the previously reported amounts to conform to the Company’s current presentation.

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first Interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn’t prescribe a specific valuation technique that is to be used.

Note 3 - Going concern

The Company's financial statements are prepared using the accounting principles generally accepted in The United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. Management’s plan is to develop the video and audio search engine technology business through a merger contemplated with FUSA Technology Investments, Corp.

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

Note 7 - Stockholders’ equity

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

During 2004, a related party (a company owned by FUSA’s president) which had provided management and office overhead for the Company, contributed to paid in capital as of December 31, 2004, $24,585 of such services. The balance of the total of contributed capital for 2004 of $16,000 came from the contribution from existing shareholders of $16,000 which was used to pay off two Company loans as part of the arrangement when the change in control of the Company in early 2004 was implemented.

Note 8- Deferred compensation

On June 10, 2002, the Company issued 552,938 shares of its $0.0001 par value common stock to Go Public First, Inc. for consulting services valued at $55,294, of which $10,000 is considered deferred compensation.  During the year ended December 31, 2003, the Company amortized $10,000 of consulting services and the balance of deferred compensation is $0.

Note 9- Warrants and options

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

The obligation for the remainder of the closed end lease is still the Company’s, however; the lease payments and operating costs are being paid by other parties. As of December 31, 2004 the following is the balance of annual lease payments:

2005	$5,251
2006	5,251
2007	3,939

Total	$14,441

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

A. Directors, Executive Officers and Significant Employees

The names, ages, and positions of the Company's current and former directors, executive officers, and significant employees are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE/UNTIL

Jerome Jolly	40	Former President, Treasurer, Secretary, and Director	September 2000/May 2004

Grady Johnson	63	Former Executive-VP, Treasurer, Director	September 2000/May 2004

Camila Maz	36	Sole Officer and Director	May 2004/March 2005

Jenifer Osterwalder	40	President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director.	March 2005/Present

Alexander Khersonski	33	Director	March 2005/Present

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

Item 10. Executive Compensation.

Summary Compensation Table

NAME	POSITION	COMPENSATION

Jerome Jolly	President, Treasurer, Secretary, and Director	None

Grady Johnson	Executive VP, Treasurer, and Director	None

Camila Maz	Sole Officer and Director	None

Jenifer Osterwalder	President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director.	None

Alexander Khersonski	Director	None

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

Title of Class	Name of Beneficial Owner	Number of Shares	% of Class

Common Stock	Camila Maz(3)	5,750,000	31.68%
Common Stock	Jenifer Osterwalder, President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director. (1)	300,000	1.65%
Common Stock	Alexander Khersonski Director (2)	0	0.00%
Common Stock	Tommy Jo St. John	2,700,000	14.88%
Common Stock	Officers and Directors as a Group	300,000	1.65%

Footnotes:
(1).	The address for Jenifer Osterwalder is 1304 - 1055 Homer Street, Vancouver BC, Canada, V6B1G3.
(2).	The address for Alexander Kheronski is 8110 Oak Street, Vancouver, BC V6P4A7.
(3).	The Address for Camila Maz is 2501 E. Commercial Blvd., Suite 212, Ft. Lauderdale, FL 33308.

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

3.2 (ii)	By-Laws of the Company adopted September 13, 2000 , incorporatedby reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Additional Exhibits

99.1	Proprietary Invention and Assignment Agreement between the Company and Jenifer Osterwalder, dated March, 30, 2005, previously filed with the SEC.

(b)	Items reported on Form 8-K.

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

FUSA Capital Corporation Inc.
(Registrant)

Signature	Title	Date

/s/ Jenifer Osterwalder	President, Principal Executive Officer, Director	February 1,2006
Jenifer Osterwalder

/s/ Jenifer Osterwalder	Principal Financial Officer	February 1,2006
Jenifer Osterwalder

/s/ Jenifer Osterwalder	Principal Accounting Officer	February 1,2006
Jenifer Osterwalder