Form 10KSB
period 2005-12-31
FUSA CAPITAL CORP
filed 2006-04-12
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $0.0001 par value, 500,000,000 shares authorized, 59,276,071 shares issued and outstanding, preferred stock 5,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding as of March 31, 2006.

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year: $182 for the year ended December 31, 2005. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask prices of $1.57 on March 31, 2006: $80,346,431

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "assumes," "believes," "anticipates," "plans, "and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to develop any significant revenue. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

FUSA Capital Corporation, a Nevada corporation, hereinafter referred to as the "Company" or "FUSA" was originally named Galaxy Championship Wrestling, Inc., ("Galaxy") which was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on September 13, 2000 (NV# C24685-2000). The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock. On May 7, 2004, the Company voted to change its name from Galaxy Championship Wrestling, Inc. to FUSA Capital Corporation. On June 7th, 2004, the shareholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of shares of common stock authorized to be issued to 500,000,000, having a $.0001 par value and 5,000,000 shares of Preferred Stock having a $.0001 par value. As of December 31, 2004, the Company had issued 9,149,188 shares of Common Stock to seventy-three (73) shareholders of record. As of March 23, 2005, the Company had issued 18,149,188 shares of Common Stock to eighty (80) shareholders of record.

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

On March 7, 2005, FUSA merged with FUSA Technology Investments Corp., a Nevada corporation ("FTIC"). The purpose of the merger was to provide value to existing FUSA shareholders by providing the Company with the opportunity to enter the emerging growth field of video and audio search engine technology. Specifically, as a result of the merger, FUSA obtained certain technology concepts related to search engine technology as developed by FTIC and its principals.

On April 22, 2005, the board of directors declared a 3 for 1 share dividend for shareholders of record as of May 3, 2005, meaning 2 new dividend shares were issued for every share held on the record date.

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

Our search solution is not yet fully functional. Currently, we have launched a beta version of our websites www.searchforvideo.com and www.searchforipod.com. We have also developed the SearchForMedia Video Portal Server, which is a software suite and service that provides customers with a turnkey media search engine and portal solution. Customers can deploy and manage the software solution in-house or use any or all of SearchForMedia's design, content, advertising or hosted services. We just begun to seek customers for our technology and we do not have any relationships yet in place with any enterprise customers. Although we have the capability of deriving significant revenue from our search engine portals, current user traffic levels are insufficient to produce revenue. Some of the largest, best known and most technologically sophisticated companies in the world compete in the search engine space. Google, Yahoo, Microsoft and Lycos are well-financed, established competitors in this space. In addition, a number of start-ups have entered the audio and video search subspecialty within the search engine space. Many of these start-ups are better financed than we are and may have established customer relationships.

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

FUSA currently has extremely limited customer relationships and no significant revenue. Moreover, we have limited capital resources. Since the inception of our video search business on February 9, 2005 through December 31, 2005, we have had no significant revenue and have had net losses of $4,091,157. The Company is considered a development stage company.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 98101. The Company's telephone number is 206-274-5107.

The Company's fiscal year end is December 31.

B.	Business of Issuer

(1)	Principal Products and Services and Principal Markets

Overview

FUSA Capital Corporation is a technology company that specializes in the development and marketing of search engine solutions for audio and video. The proliferation of audio and video files on the Internet, as well as in Intranets and corporate and university environments and on individual desktop computers, has created an enormous volume of available media sources. Audio and video files themselves contain vast amounts of valuable information and are readily in demand by consumers and businesses, both as sources of current news, information and entertainment, as well as sources of archival media. Any vast quantity of information is only useful as individual users can efficiently sort through and identify desired data. This identification traditionally takes place via the gradual collection of metadata about information sources, which is then quickly searched to obtain desired data. For instance, a newspaper article might be associated with metadata (or information about the data) as to its author, subject, number of words, keywords and date. Metadata has a long history of use in information management; library card catalogues containing author, title and subject information and a Dewey Decimal number were forms of metadata about books.

Because the Internet and information technology has created an exponential increase in the amount of available data that can be delivered to the individual user, metadata has been transformed from a helpful method to make book and periodical retrieval more efficient, to an absolutely essential element of the ability to find and consume information. Indeed, because of the amount of information currently available, the information has virtually no value to an individual user without appropriate metadata and a mechanism or search engine to comb through that metadata to find desired information.

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

FUSA believes it is near completing development on a powerful, complete, comprehensive solution for the gathering of metadata about audio and video sources and the useful searching and syndication of that metadata. Once fully developed, FUSA intends to develop and market its solution in three key markets: the enterprise market, the consumer market and the digital device market.

Current Operations

FUSA maintains its day-to-day operations from its development and marketing offices in Vancouver, British Columbia, Canada. There are 6 full-time staff members and 3 consultants who are actively engaged in the development of FUSA’s products and business. Current business consists primarily of:

Acquisition of New Video and Audio Content
Continued Development of the Core Search Engine and Related Proprietary Search Technology
Continued Development of the Search for Media Video Portal Server
Increased Traffic to FUSA’s portals
Securing of Additional Strategic Partners/Revenue Share Partners
Securing Customers for FUSA’s video server solutions

Marketing Activities

Our current marketing activities are focused on the acquisition of additional users for the FUSA search portals. We accomplish this primarily through the company’s internal SEO (Search Engine Optimization) efforts,the purchase of Internet advertising on other websites and via the search for marketing/revenue share partners who will help us to promote our portals.

Product Marketing Strategy

The Company's four point marketing plan covers methods of (a) Driving Traffic: driving traffic to the Company's websites of consumers looking for audio/video content, which will enable the Company intends to sell advertising on all FUSA sites. (b) Gathering Data: developing a valuable library of consumer usage data from our website that provides potential commercial licensors of the FUSA technology with current, cutting edge information about how their audio and video is being used by real consumers; (c) Enterprise Sales: using our technology and our collected user information to develop business alliance and customer relationships with major enterprises involved in the delivery of news, sports, music, entertainment and other audio and video content toward the licensing of the FUSA search solution by these enterprises.

(2)	Distribution Methods of the Products

We intend to distribute our products on the Internet for our consumer websites and downloadable products and through direct sales and business development efforts for our enterprise clients.

Consumer Websites

We are the owner of the distinctive and easy-to-remember URLs: www.searchforvideo.com; www.searchforaudio.com; www.searchfortv.com; www.searchforipod.com; www.searchfortivo.com; www.searchformedia.com; and www.searchforpodcasts.com. We believe that these websites, when sufficiently promoted and advertised, will become attractive websites for consumers to find relevant audio and video content that meets their needs. Although we have limited traffic currently of approximately 10,000 unique users per month, we believe that this number will reach 250,000 users per month by September 30, 2006, which we consider to be critical mass for the development of marketing relationships with other websites and for the generation of advertising revenue. We believe that consumer's use of the FUSA search technology through these sites will provide us with valuable data regarding actual consumer usage patterns for video and audio material on the Internet as well as catapult us into the position of a leading search engine for audio and video. This brand awareness and valuable consumer data will form the basis for our discussions with enterprises.. We also believe that revenues can be achieved through advertising on and links through our consumer websites that could provide an additional source of revenue for us.

Enterprise Clients

We intend to distribute our complete audio and video search engine solution to enterprise customers who operate websites in the areas of news, video clips, music and sports. Our method of distribution will be direct sales conducted in person by our chief executive officer as well as our Chief Technological Officer and our Vice-Presidents.

(3)	Status of Any Announced New Product or Service

On August 23, 2005, SearchforVideo was launched in beta for the first time, allowing users to access FUSA’s powerful video search technology. On August 25, 2005, the service was made available to mobile devices. On September 22, 2005, there was a substantial upgrade to the Search for Video Beta site. On October 4 ,2005, the beta version of the Search for Video desktop software tool was released. On December 13, 2005, the Search for Media Portal Server 2.0 was released. On January 25, 2006, Search for Video was given a substantial upgrade to Beta 2.0 status. On February 1, 2006, the Reel Time Lens feature, which allows customers to watch videos in real time videos being consumed by other viewers of searchforvideo, as well as the ability to watch videos, also in real time, that are being collected from other sites, was launched. On February 16, 2006, the SearchforIpod site was launched in beta. On April 5, 2006, the SearchforIpod on-line video player, which helps viewers evaluate video clips for Ipod download, was launched.

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

Competitive Position in our Industry.

Our position within the audio/video search engine industry can best be described as vulnerable new entrant. In addition to large, multi-national competitors such as Microsoft, Yahoo and Google, smaller competitors, such as singingfish.com, are providing functional audio/video search solutions on the Internet right now. All of these companies, and most competitors in the space, have substantially more cash, technological and human resources than we do. In addition, many of our competitors have already established sales relationships with enterprise customers, making our business development and sales efforts more difficult.

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

(7)	Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor

We protect or will protect our intellectual property through a combination of trade secrets, confidentiality agreements, trademarks, license agreements and patents. We have currently filed for trademark protection for several of our key trademarks. We have also filed preliminary patent applications on our key technologies. There can be no assurance that any of these preliminary patent applications will ever result in the issuances of any patents.

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

We will need to expend resources to continue to develop our audio/video search engine products. In addition, we may need to expend significant resources in customization or in meeting customer requirements as well as continuing to respond to competition and competitive developments in the market place. We believe that this development process will be continuous and on-going. We expect to spend approximately $1,000,000 on research and development over the next 12 months.

(11)	Impact of Environmental Laws

None.

(12)	Employees

The Company currently has 6 full-time employees and 3 consultants. The Company intends to expand its staff significantly over the next 12 months, including additional hires in technology, marketing and sales.

C.	Reports to Security Holders

(1)	Annual Reports

FUSA will furnish its shareholders with annual financial reports certified by FUSA's independent auditors.

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

Item 2. Description of Property.

The Company's executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 89101. The Company's telephone number is 206-274-5107. The Company conducts its operations from two separate office facilities in Vancouver, Canada. One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of December 31, 2005. The office in Seattle is leased under a month to month rental.

Item 3. Legal Proceedings.

FUSA is not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ending December 31, 2005, no matter was submitted for vote to holders of the Company’s securities.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's equity is currently traded on the OTCBB(R) under the symbol FSAC.OB. The following table displays the monthly high and low prices of the Company’s stock as listed on the OTCBB exchange during the period of March 7, 2005, the first date the Company was trading with its current business until April, 10, 2006.

Date	High	Low
Apr-06	1.70	1.40
Mar-06	2.37	1.36
Feb-06	3.83	1.54
Jan-06	1.59	1.11
Dec-05	1.26	0.77
Nov-05	1.19	0.95
Oct-05	1.41	1.02
Sep-05	1.62	1.10
Aug-05	1.55	0.92
Jul-05	1.14	1.00
Jun-05	1.15	0.74
16-May-05
3 FOR 1 STOCK DIVIDEND
3May-05	2.90	0.75
Apr-05	3.25	2.77
Mar-05	2.90	1.85

Outstanding Options, Conversions, and Planned Issuance of Common Stock

There Company has issued options to employees and consultants to purchase 200,000 shares of its common stock at a weighted average exercise price of $1.04 per share. The Company has issued warrants to purchase 930,000 shares of common stock. These warrants were issued to purchasers of the Company’s common stock in a private placement conducted in 2005. The weighted average exercise price of the warrants is $0.61 per share.

Security Holders

FUSA currently has 59,276,071 shares of Common Stock issued and outstanding held by eighty (80) shareholders of record as of March 31, 2006.

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

As of March 7, 2005, the Company issued 27,000,000 (post-dividend) shares to the shareholders of FTIC in the merger transaction through which FUSA began its search engine business.

On May 13, 2005, the Company paid a 3 for 1 stock dividend to shareholders of record as of May 3, 2005. This resulted in the issuance of approximately 38,600,000 additional shares of common stock.

Between March 2005 and June 2005, the Company issued 930,000 shares of common stock in a private placement financing.

In August, 2005, the Company issued 2,100,000 shares of common stock to a consultant for marketing services.

In 2005, the Company issued officer and director Stephen Craig Pollard 600,000 shares of common stock as compensation.

Item 6. Management's Analysis of Financial Condition and Plan of Operation.

A.	Management's Analysis of Financial Condition

This section should be read in conjunction with the audited financial statements included in Part F/S of this filing.

In the approximately eleven (11) months of operation from February 9, 2005 (Date of Inception of present business) to December 31, 2005, the Company generated limited revenues of $182 in interest and incurred a cumulative net loss of $4,091,157. The Company's loss resulted primarily from costs of stock-based compensation, start-up activities, including consulting fees and other general and administrative expenses.

As noted by the Auditors, the Company has limited operations and has only commenced planned principal operations as of February 9, 2005, which raises substantial doubt about its ability to continue as a going concern. Due to the Company's lack of any current revenue source, the Company is dependent upon its ability to secure equity and/or debt financing. There are no assurances that the Company will be successful in securing such funding. It is important to note that without additional capital, it would be unlikely for the Company to continue as a going concern and it may be forced to terminate business operations.

Over the next twelve months, the Company plans to take the following material steps to further implement our business plan:

(1)	Plan of Operation:

FUSA is a start up software company. The company is considered high-risk for many reasons. Although we have indications of interest from investors interested in purchasing our common stock we have not negotiated terms with any such investors.

We intend to spend about $1 million US on marketing and business development this year. Most of our marketing efforts initially will be aimed toward getting consumers to visit our website and begin searching for audio and video. Our business plan is dependent on a high volume of visitors to our site in a short period of time. We intend to continue marketing our website to potential visitors throughout the next 12 months.

In September, 2006, we believe that we will have enough visits our site, and therefore enough customer usage data and evidence of interest and usability, to begin producing some advertising revenue as well as some minor sales on the enterprise level. We intend to have trained a sales force by this time and to be ready to concentrate on negotiating licensing transactions with some of the largest entertainment and news companies in the world. Our strategy involves enticing potential enterprise clients with the richness of our consumer data, the substantial interest and use we hope to have already generated with our website and size of potential revenue returns that our software can provide to these clients via enhancements in the way that they market video and audio content.

It is anticipated that additional sales persons we will hire probably cost us $65,000 USD per year in salary plus 5% commissions. We hope to be able to hire an additional sales person by late summer or early fall, with roughly the same salary requirements. We anticipate spending about $2,000,000 on operations and salaries and costs related to marketing and research and development. In addition to the payments for office space, we believe that we will have to spend around $100,000 USD for our servers and network administration costs.

Our 12 month plan is to complete our search engine software, have it utilized by consumers on our websites and then license our software to content enterprises..

(2)	Material Steps Required to Implement the Twelve-Month Plan:

Our twelve-month plan requires us to accomplish the following steps:

1.	Complete full-featured release of Search for Video website and tools.
2.	Complete full release of Search for Ipod website and tools.
3.	Complete full featured release of Search for Video desktop tool.
4.	Drive traffic of at least 100,000 unique visitors per month to our websites.
5.	Hire additional sales and marketing staff.
6.	Continue to develop technical team.
7.	Compile usage statistics for our websites.
8.	Identify most likely customers amongst content providers.
9.	Develop rapport with likely content customers.
10.	Present content customers with sales presentation.
11.	Hire full-time key market business development executive.
12.	Develop beta test with additional content customers.
13.	Deploy several customer beta tests.
14.	Evaluate beta tests.
15.	Negotiate and sign license agreements with one or more content customers.
16.	Add at least one more site under the “searchfor” umbrella
17.	Increasing aggregated video and audio content references to at least 5,000,000 clips.
18.	Architect subsequent versions and upgrades to core technology.
19.	Begin development on subsequent versions and upgrades to core technology.

(3)	Estimated Costs and Timetable for Completion of Steps:

The following lists costs and dates for the completion of various steps in our twelve-month plan. Costs include an initial cost plus any amounts that will be incurred through 12/31/06 in maintaining or finishing the indicated milestone, such as maintenance or salary costs.

Date	Milestone(s)	Cost
5/30/06	Search engine complete	$200,000
	Websites fully operational
	Engine Fully Deployed

09/30/06	Drive Additional Traffic	$1,000,000
	Hire Additional Sales Persons

10/30/06	Develop technical team	$250,000
	Compile usage statistics
	Identify customers
	Develop customer rapport

11/30/06	Sales Presentation	$250,000
	Hire second sales person
	Develop beta test
	Deploy beta test

12/15/06	Evaluate beta test	$100,000
	Sign license agreements
	Identify Enterprise customers
	Develop Enterprise beta test
	Deploy beta test

12/31/06	Evaluate Enterprise beta test	$200,000
	Sign Enterprise license agreements
	Architect upgrades
	Begin upgrade development

Management's Analysis of Financial Performance

The Company had no significant operations from the period January 1, 2004 until December 31, 2004. It financed its operations, which were limited to securing a business combination and its public reporting requirements, loans obtained from an unrelated third party. We began our current business on February 9, 2005. Moreover, we have limited capital resources currently. In the approximately eleven (11) months of operation from February 9, 2005 (Date of Inception of present business) to December 31, 2005, the Company generated limited revenues of $182 in interest and incurred a cumulative net loss of $4,091,157. The Company's loss resulted primarily from costs of stock-based compensation, start-up activities, including consulting fees and other general and administrative expenses.

The Company is considered a development stage company.

The Company is authorized to issue 500,000,000 shares of its $0.0001 par value Common Stock and 5,000,000 shares of its $0.0001 Preferred Stock. During September 2000, the Company issued 5,750,000 shares of its $0.001 par value common stock to a former officer and current director in exchange for cash and a vehicle in the amount of $22,949. During December 2000, the Company issued 600,000 shares of its $0.001 par value common stock in exchange for consulting services valued. The consulting services were valued at $60,000.

During the period February 9, 2005 through March 31, 2005, the Company conducted a private placement under pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, and issued a total of 930,000 shares of its $0.001 par value common stock in exchange for cash of $310,000, and 930,000 warrants with a weighted average exercise price of $.61 per share exercisable immediately, which expire on December 31,2006. The Company also borrowed funds of $985,133 from third parties. In addition, the Company issued 2,700,000 shares in exchange for consulting services and 125,000 shares for investor relations services during the period.

FUSA financed its operations during the period from February 9, 2005 to December 31, 2005 primarily by issuing capital stock to unaffiliated investors in exchange for cash and services in a private placement, As of December 31, 2005, FUSA has received $182 in interest revenue.

As of December 31, 2005, FUSA had $381,964 in current assets and $ 1,158,841 in current liabilities. The current assets consisted of $342,094 in cash, $28,750 in restricted cash and $11,120 in prepaid expenses. The current liabilities consisted of accounts payable and accrued liabilities of $173,708 and $985,133 in advances payable. In February, 2006, the Company issued 1,073,507 shares of common stock as repayment of the advances payable.

B.	Plan of Operation

The Company believes that it has insufficient resources to support its operations for the next twelve to eighteen months. This conclusion is based upon the fact that fixed costs for the Company could be substantial in implementing its vision as currently contemplated. Although the Company has indications from investors that they will invest in common stock of the Company, there is no legal obligation for them to do so and such a financing may not occur. Currently, the Company does not currently have sufficient resources to complete its current plans without securing additional financing. However, without realizing revenues, the Company will face financial difficulties and need to raise additional capital. It is the intent of the Company, in the next twelve months, to raise funds and then subsequently to generate revenues sufficient to operate and grow as a going concern. The Company's audited financial statements clearly indicate concern on the part of the auditor as to the viability of the Company as a going concern. If the Company does not realize significant revenues in the near-term or does not secure additional capital, it may be difficult to continue operations.

FUSA believes that it has insufficient resources to support its operations for the next twelve to eighteen months. Without realizing revenues or additional borrowings, FUSA will face financial difficulties and needs to raise additional capital. It is the intent of FUSA, in the next twelve months, to generate investment and revenues sufficient to operate and grow as a going concern.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FUSA Capital Corporation
Seattle, Washington

We have audited the accompanying balance sheet of FUSA Capital Corporation (a Nevada corporation in the development stage) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from February 9, 2005 (date of inception), to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FUSA Capital Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period from February 9, 2005 (date of inception), to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is in the development stage, has not commenced operations, has sustained a significant loss as of December 31, 2005, and had a deficit in working capital and stockholders’ equity at that date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 3 and 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman International, P.C.
Prescott, Arizona
March 31, 2006

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31,2005

ASSETS

CURRENT ASSETS
Cash	$342,094
Restricted cash	28,750
Prepaid expenses	11,120

Total Current Assets	381,964

Property and equipment, net	30,252

Lease deposits	7,603

Total Assets	$419,819

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$173,708
Advances payable	985,133

Total Current Liabilities	1,158,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	-
Common stock, par value $.0001, 500,000,000 shares authorized, 58,202,564 issued and outstanding	5,820
Paid in capital	3,346,315
(Deficit) accumulated during the development stage	(4,091,157)

Total Stockholders' Equity (Deficit)	(739,022)

$419,819

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2005

REVENUES- Interest	$182

EXPENSES
Selling, general and administrative	1,601,798
Research and development	2,254,152
Beneficial conversion expense	230,900
Interest	1,631
Depreciation and amortization	2,858

Total expenses	4,091,339

NET (LOSS)	$(4,091,157)

NET (LOSS) PER COMMON SHARE, BASIC	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,323,695

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in	(Deficit) Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances March 6, 2005	27,000,000	2,700	6,300	(11,605)	(2,605)

Restated Recapitalization, March 7 2005	27,447,564	2,744	(104,701)	-	(101,957)

Shares issued for cash in a private placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash @ $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000

Offering costs			(4,000)		(4,000)
Benefical conversion feature- 930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation

June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for compensation to non-employees

April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005 to December 31, 2005				(4,079,552)	(4,079,552)

Balances December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157)	$(739,022)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2005

OPERATING ACTIVITIES
Net (loss) from operations	$(4,091,157)

Adjustments to reconcile net (loss) to net Cash (used) by operating activities:
Common stock issued for compensation	2,861,250
Common stock issued for services	9,000
Stock options issued for services	46,941
Beneficial conversion feature on warrant issuance	230,900
Depreciation and amortization	2,858
Loss on disposal of property and equipment	4,486

Changes in operating assets and liabilities:
Increase in prepaid expenses	(11,120)
Increase in accounts payable and accrued liabilities	160,031
Increase in lease deposits	(7,603)

Total adjustments	3,296,743

Net cash (used by) operating activities	(794,415)

INVESTING ACTIVITIES
(Increase) in property and equipment	(37,593)

Net cash (used by) investing activities	(37,593)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	184
Proceeds from issuance of common stock	310,000
Offering costs from issuance of stock	(4,000)
Increase in advances payable	896,667

Net cash provided by financing activities	1,202,851

Net increase in cash	370,844

Cash, beginning of period	-

Cash, end of period	$370,844

Cash Summary, December 31,2005
Cash	$342,094
Restricted Cash	28,750

Total	$370,844

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$102,140
Less cash received	184
Total non-monetary net liabilities assumed	$101,956

Interest paid	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated financial statements

Note 1 - Basis of presentation

On March 7, 2005 the Company acquired all of the issued and outstanding shares of common stock of FUSA Technology Investments, Inc, (FTIC) a development stage Nevada Corporation, formed on February 9, 2005, in exchange for 27 million restricted shares of common stock of the Company at par value of $2,700. This stock exchange transaction resulted in a change of control wherein the consolidated financial statements are those of the acquired company, FTIC, consolidated with its legal parent, FUSA Capital Corporation (FCC), as required for proper financial presentation. At the date of the stock exchange all of the net assets of FCC were acquired by FTIC at fair value which equaled FCC’s book value.

The historical transactions of the acquired company will be carried forward, similar to the accounting treatment given in a recapitalization. In effect, the acquired company is considered the acquirer for accounting purposes only, not since its shareholders received less shares of the Company’s common stock than were outstanding prior to the exchange, but for the reason that the Company’s Board of Directors resigned and were replaced by the FTIC Board. All transactions between the companies have been eliminated in consolidation. Both companies have a December 31 year end and in accordance with FAS No. 7, they were in the development stage having no substantial earned revenues as of December 31, 2005.

As of December 31, 2005 the Company was in the process of developing software to integrate into a search engine using principally video and audio as its primary source for users to quickly locate what is on the world wide web. At that date the search engine was in Beta 2 testing and users are able to test it and comment on it.

On April 22, 2005, the Company's Board of Directors declared a three for one forward stock split in the form of a dividend payable May 13, 2005 to the shareholders of record on May 3, 2005. This split resulted in the issuance of approximately 36.8 million additional shares of common stock, and was accounted for by the transfer of approximately $3,676 from paid in capital to par value. Retroactive effect of this split has been reflected in the accompanying financial statements for the periods presented.

Note 2 - Significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Restricted cash

At December 31, 2005 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Financial instruments

The fair value of cash, accounts payable and accrued liabilities are comparable to the carrying amounts thereof given their short-term maturity.

Concentrations of credit risk

The Company is subject to concentrations of credit risk on their temporary cash investments due to the use of a limited number of banking institutions. The Company mitigates this risk by placing temporary cash investments with major financial institutions, which have all been accorded high ratings by primary rating agencies.

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct-response advertising costs requiring capitalization. Non direct and related costs incurred during 2005 within this category, which are included in selling, general and administrative expense, amounted to approximately $180,000.

Stock-based compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation to employees. Under APB No. 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the first quarter 2006 consolidated financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006. The Company will adopt SFAS 123R using the modified prospective method effective January 1, 2006. Under this transition method the Company will begin recording stock option expense prospectively, starting in first quarter 2006.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software technology to be used in our search engine, were expensed as technological feasibility of the software had not been reached as of December 31, 2005.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method and the half year convention. Estimated useful lives for property and equipment categories are as follows:

Furniture and fixtures	7 years
Computer systems	5 years
Leasehold improvements	Lease term

Long lived assets are tested for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. The determination of any impairment loss includes a comparison of estimated undiscounted future cash flows anticipated to be generated during the remaining life of the asset or group of assets to the net carrying value of the asset or group of assets. Where the net carrying amount of the asset or the group of assets is less than the undiscounted future cash flows, an impairment loss is recognized.

Income taxes

Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax asset if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During 2005, the currency exchange transactions resulted in a gain of $11,688. As of December 31, 2005 the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of December 31, 2005 has a deficiency in working capital and a deficit in stockholders’ equity as of that date, however, as disclose in Note 11, the Company did convert all of the advances included in working capital to equity, thereby subsequently eliminating both deficits.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, completion of the technology and achievement of profitable operations thereby, it would be unlikely for the Company to continue as a going concern. Management’s plan is to complete the development of its video and audio search engine technology and to utilize it as an internet service for profit.

Note 4 - Related party transactions

During the year, in lieu of paying its technology officer’s his earned compensation directly of $182,686, it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through December 31, 2005, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of December 31, 2005 follows:

	Cost	Accumulated Depreciation and amortization	Net book value

Furniture and fixtures	$7,470	$697	$6,773
Computer systems	17,019	1,922	15,097
Leasehold improvements	8,621	239	8,382

	$33,110	$2,858	$30,252

Note 6 - Advances payable

Advances payable at December 31, 2005 of $985,131 consists of advances from unrelated parties that are non-interest bearing, unsecured, and have no fixed terms of repayment and are repayable or convertible into the common stock of the Company.

Note 7 - Commitments and contingencies

Operating Leases

The Company conducts its operations from two separate office facilities in Vancouver, Canada and one office in Seattle, Washington. One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of December 31, 2005.

The office in Seattle is leased under a month to month rental.

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of December 31, 2005:

2006	$28,311
2007	28,311
2008	23,593

Lease and rental expense totaled $30,223 for 2005.

Note 8 - Stock-based compensation

Shares issued for services

On April 26, 2005, the Company entered into two consulting agreements, and one employment agreement with the President /Chief Executive Officer of the Company with an indefinite term, unless terminated by either party.

One consulting agreement provided for compensation which, at the Company’s discretion, may take the form of up to a total of 2,100,000 shares of Company stock or up to a total of $70,000 in cash payments. The compensation of either stock options or cash was payable by the Company in varying amounts upon the successful completion of six acceptable performance and project milestones. Under the agreement, the Company had no obligation to the consultant until it had accepted and approved the achievement of a milestone. During 2005, the Company approved the achievement of all six milestones entitling the consultant to receive 2.1 million shares of Company stock.

These share issuances were accounted for in accordance with SFAS No. 123, which requires compensation expense to be measured at fair value. As such, the value of the underlying shares was determined based on the fair value of Company stock on the date that each of the milestones was achieved and approved. The total value of the stock compensation awarded under this agreement was $1,984,500. As this stock compensation pertained solely to software development, the total amount was included as research and development expense and as a corresponding component of stockholders’ equity as of December 31, 2005.

The second consulting agreement provided for compensation which, at the Company’s discretion, may take the form of up to a total of 1,500,000 shares of Company stock or up to a total of $50,000 in cash payments. The compensation of either shares or cash is payable by the Company in varying amounts upon the successful completion of six acceptable performance and project milestones. Under the agreement, the Company has no obligation to the consultant until it has accepted and approved the achievement of a milestone. During 2005, there were no milestones achieved under the terms of the agreement.

During 2005, the Company issued 600,000 shares of the Company’s stock as compensation to an officer of the company. In addition, the Company issued 125,000 shares to two investor relations firms for services rendered in addition to cash compensation. The resulting value of stock compensation of $876,750 was included in selling, general and administration expense and also included as a component of stockholders’ equity as of December 31, 2005.

Stock options issued for services

On April 18, 2005 the Company adopted a non-qualified stock option plan the features of which follows:

1.
All directors, employees, consultants, advisors of FUSA and its subsidiaries are eligible to participate in the Plan. It is a five-year plan with a 6 million share authorization of which options to purchase 600,000 shares are available for grants to Non-Employee Directors.

2.
Upon the effectiveness of the Plan, all Non-Employee Directors will be granted options to purchase 120,000 shares and yearly grants of options to purchase 22,500 shares. New Non-Employee Directors upon their appointment to the Board of Directors will receive options to purchase 120,000 shares. In addition, the Chairman of the Audit Committee will receive initial and annual grants of options to purchase 7,500 shares.

3.	The maximum number of shares of Common Stock that may be subject to options granted under the Plan to any individual shall not exceed 2,400,000.

4.
Only stock options and dividend equivalents rights (which may be granted simultaneously with the granting of the stock options) may be offered under the Plan. Restricted stock is not authorized to be issued under the Plan.

5.	Options may be issued as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified stock options.

6.
The Plan requires stockholder approval in order to: reduce the exercise price of outstanding options or effect repricing through cancellation and re-grants of new options, increase the number of shares issued under the Plan, materially increase the benefits accruing under the plan, materially modify the requirements as to eligibility for participation, decrease the exercise price of an option to less than 85% of fair market value on the grant date and extend the term of the option.

7.	The Plan is administered by the Compensation/Stock Option Committee, which is comprised solely of at least one independent, non-employee director.

8.
Options granted under the Plan will have a maximum term of ten years and unless otherwise determined by the Compensation/Stock Option Committee at the time of grant will be subject to a vesting period of four years.

9.
The total number of Options authorized under the plan shall be increased or adjusted consistent with any stock splits, stock dividends or other dividends under the supervision of the board of directors.

Under this plan, the Company issued 120,000 fully vested stock options with an exercise price of $.93 to a Director.

On September 28, 2005, the Company entered into an eleven month consulting agreement ending on August 15th, 2006. Under the terms of the agreement, the consultant was granted 80,000 stock options with an exercise price equal to $1.20. These options vest monthly in equal installments of 7,273 starting on October 1, 2005. At December 31, 2005, there were 21,819 vested options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions, noted in the following table. These assumptions are based on various factors including the expected volatility of the Company’s stock price and expected future exercising patterns.

For the period from inception on February 9 - December 31, 2005
Dividend yield	Nil
Expected volatility	58%
Risk free interest rate	4.15%
Expected life of options	2 years
Weighted average grant date fair value	$.33

The following table represents stock option activity for the period from inception on February 9, 2005 to December 31, 2005:

	Number of shares	Weighted Average Exercise Price

Outstanding options at beginning of period	-	-
Granted	200,000	$1.04
Exercised	-	-

Outstanding options at end of period	200,000	$1.04

Outstanding exercisable, December 31, 2005, vested	141,819	$.97

The following table summarizes non-vested stock option activity for the period from inception on February 9, 2005 to December 31, 2005:

	Number of shares	Weighted Average Exercise Price

Non vested stock options at beginning of period	-	-
Granted	200,000	$1.04
Vested	141,819	$.97

Non vested stock options December 31, 2005	58,181	$1.20

Note 9-Income taxes

The provision for current income taxes is as follows as of December 31, 2005:

Federal tax benefit at statutory rates-34%	$(1,390,993)
Permanent differences	95,996
Valuation allowance	1,294,997
Income tax expense	$0

A deferred tax asset of $1,294,997 was recognized for the net operating loss carry-forward of $3,808,000 for the period from inception on February 9, 2005 through December 31, 2005, which expires in year 2025 if not utilized earlier. A valuation allowance of $1,294,997 was used to offset the deferred tax to zero, since it is more likely than not that this deferred tax asset will not be utilized as a future benefit at the present time. Incentive stock option awards and warrants totaling $280,837 were considered to be non-deductible permanent difference for federal income tax purposes, pursuant to FAS 123 (R), and were the major component of permanent differences shown above. The entire net operating loss is attributed to the parent, FCC, since it incurred all of the expenses and resulting losses for 2005.

The Company operates in Vancouver, Canada in the province of British Columbia, and is subject to Canadian income taxes because its central management and control reside there. Accordingly, the Company will report its U.S. income or loss to Canada due to these circumstances. No province income taxes are applicable.

FCC, the legal parent, has not filed any income tax returns since inception of the Company in 2000. There have been at least two Section 382 limitations on the use of any net operating losses carried forward prior to the acquisition of FTIC, which approximate a total of $400,000 as of December 31, 2004. The actual benefit of any of these net operating losses in any subsequent year has not been definitely determined or included in the deferred tax asset of $1,294,997, nor the valuation allowance of the same amount.

Note 10 - Common stock purchase warrants

On June 1, 2005, FCC issued stock purchase warrants to shareholders in connection with a private placement of the common stock of the Company. Of the total warrants issued of 930,000, 300,000 had an exercise price of $.50 per share and the balance had an exercise price of $.66 per share. The value of the shares underlying the warrants on the dates the proceeds from the offering were received, considered the commitment date, were $230,900 more than the total exercise price of all warrants issued. Accordingly, this amount was charged against operations as a beneficial conversion feature which was also added to paid in capital for the same amount in accordance with EITF 98-5. All of the warrants are exercisable immediately through December 31, 2006, were issued without additional consideration and as of December 31, 2005, were outstanding. The weighted average exercise price for the 930,000 warrants is $.61 per share.

Note 11 - Subsequent events

Transfer of technology

Subsequent to December 31, 2005, the Company formalized the transfer of the original technology from FTIC to itself, and agreed to assume all outstanding expenses and obligations of FTIC then in existence or incurred thereafter.
`
Conversion of advances

On February 2, 2006, all of the advances included as debt on the accompanying consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On May 24, 2004, based upon the recommendation of and approval by our board of directors, the Company dismissed Beckstead and Watts, LLP ("Beckstead and Watts") as its independent auditor and engaged Braverman International., P.C. (formerly Braverman and Company, P.C. to serve as its independent auditor for the fiscal year ending December 31, 2004. The Board has since re-appointed Braverman International, P.C. to serve as its independent auditor for the fiscal year ending December 31, 2005. Beckstead and Watts' reports on the Company's financial statements for each of the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, however, the audit reports contained going concern qualifications.

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

In addition, the Company believes there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B. The Company has provided Beckstead and Watts with a copy of the foregoing statements and requested that Beckstead and Watts provide it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy of Beckstead and Watts' letter is filed as an exhibit to the Company's report on Form 8-K as previously filed with the Commission on May 24, 2004.

On May 24, 2004, the board of directors of the Company engaged the accounting firm of Braverman International., P.C. as principal auditor for the fiscal year ended December 31, 2004. Subsequently, the Company engaged Braverman International, P.C. as principal auditor for the fiscal year ended December 31, 2005. The Company has not consulted Braverman International P.C. during the Company's two most recent fiscal years.

On March 23, 2006, the Company's principal auditor, Braverman International, P.C. of Prescott, Arizona resigned. During our two recent fiscal year ended December 31, 2005, and the subsequent interim period through the date of resignation, there were no disagreements with Braverman International,P.C. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope of procedure.

During the past two years the auditor's report has not contained an adverse opinion, a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

The resignation was due to a misunderstanding and communications between the Company and Braverman International, P.C.

On March 27, 2006, Braverman International, P.C. of Prescott, Arizona confirmed that the client-auditor relationship between FUSA Capital Corporation and Braverman International, P.C., had been reinstated effective March 27, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

To improve our control of the public reporting process, and internal controls, we plan to establish a reporting review committee with participants from throughout the Company. This committee will review all publicly filed documents before they are released to more thoroughly review and ensure the accuracy, correctness, and appropriateness of the filing. Our financial officer is increasing her level of continuing education and relying less upon the review by our auditors. We also intend to retain accounting specialists when we encounter areas outside our normal accounting and financial practices.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

A. Directors, Executive Officers and Significant Employees

The names, ages, and positions of the Company's current and former directors, executive officers, and significant employees are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE/UNTIL

Jerome Jolly	40	Former President, Treasurer, Secretary, and Director	September 2000/May 2004

Grady Johnson	63	Former Executive-VP, Treasurer, Director	September 2000/May 2004

Camila Maz	36	Sole Officer and Director	May 2004/March 2005

Jenifer Osterwalder	40	President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director.	March 2005/Present

Stephen Craig Pollard	45	Former Director and Current Vice President	April 2005/

Alexander Khersonski	33	Director	March 2005/Present

Jenifer Osterwalder has served as Executive Officer, Secretary, Principal Accounting Officer and Director since March 7, 2005. From January 2005 - March 2005, Jenifer was employed by FUSA Technology Investments Corp of Vancouver, BC, Canada as President, CEO, Secretary and Treasurer and Director. From January 2000 - January 2005 Jenifer was a consultant to Five Seas Securities of Vancouver, BC, Canada holding a position of Investment Banker. From August 2004 - December 2004 Jenifer was a consultant to International Conference Services of Vancouver, BC, Canada holding the position as Manager. From January 2003 - December 2003, Jenifer was a consultant to Terrikon Corporation of Vancouver, BC, Canada holding the position of Investment Liason and Marketing Director. Jenifer Osterwalder received her BSBA from Ohio State University of Columbus, Ohio marketing and logistics.

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

Stephen Craig Pollard served as a director from April 2005 until December 2005. He has served as a Vice-President since April 2005. From March of 2000 to March of 2005, Mr. Pollard was employed by Globalstar Canada Satellite Co. of Ontario, Canada, most recently as the Manager of Data Services Canada.

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

Item 10. Executive Compensation.

Summary Compensation Table

NAME	POSITION	COMPENSATION

Jerome Jolly	President, Treasurer, Secretary, and Director	None

Grady Johnson	Executive VP, Treasurer, and Director	None

Camila Maz	Sole Officer and Director	None

Jenifer Osterwalder	President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director.	Approximately $85,000 per year

Alexander Khersonski	Director	Options to purchase 120,000 shares of common stock at $0.93 per share

In addition, affiliate Tommy Jo St. John has served in the capacity of Chief Technological Officer of the Corporation since March 7, 2005. Although Mr. St. John himself does not directly receive payment for services, a company we believe to be wholly or partially owned and controlled by him, Newport Technologies, received payments of $182,686 for the fiscal year ending December 31, 2005.

In the future, the Board of Directors may set annual bonuses based on profitability and performance of the Company.

Employment Contracts

The Company has no employment agreements with any of its officers or directors except chief executive officer Jenifer Osterwalder. Key features of this agreement include:

*	Annual base salary of $51,000 USD with potential for 150% of base salary in additional bonus. This base salary has been raised to approximately $85,000 USD.

*	Termination without cause or for good reason of the employment shall result in severance of up to 150% of base salary plus acceleration of all options

*	Four Weeks Vacation per year

*	Up to 3,000,000 option shares subject to vesting to be determined

*	Acceleration of options on terminations for cause or upon certain constructive termination events

*	Indemnification for any expenses, litigation, court costs, etc. arising out of the performance of Chief Executive Officer duties to the fullest extent permissible under law.

*	A commitment of the Company to secure director’s and officer’s insurance

As of March 31, 2006, Ms. Osterwalder has not been issued any stock options nor has the company secured director’s and officer’s insurance.

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

Title of Class	Name of Beneficial Owner	Number of Shares	% of Class
Common Stock	Stephen Craig Pollard (4)	600,000	1.01%
Common Stock	Jenifer Osterwalder, President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director. (1)	None.	0.0%
Common Stock	Alexander Khersonski Director (2)	0	0.00%
Common Stock	Tommy Jo St. John (3)	8,100,000	13.66%
Common Stock	Officers and Directors as a Group	8,700,000	14.68%

Footnotes:
(1).	The address for Jenifer Osterwalder is 1304 - 1055 Homer Street, Vancouver BC, Canada, V6B1G3.
(2).
Alexander Khersonski has options to purchase 120,000 shares of the Company’s common stock at a purchase price of $0.93 per share. The address for Alexander Kheronski is 8110 Oak Street, Vancouver, BC V6P4A7.

(3).	The Address for Tommy Jo St. John is 134 Abbott Street, Suite 202, Vancouver BC, V6B2K4.
(4)	The Address for Stephen Craig Pollard is134 Abbott Street, Suite 202, Vancouver BC, V6B2K4..

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

During the year, in lieu of paying its technology officer Tommy Jo St. John his earned compensation directly of $182,686, it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through December 31, 2005, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Director Alexander Khersonski was issued options to purchase 120,000 of the Company’s common shares at an exercise price of $0.93 per share in the fiscal year ending December 31, 2005.

Director Stephen Craig Pollard was compensated by the grant of 600,000 shares of common stock in the fiscal year ending December 31, 2005.

Chief Executive Officer Jenifer Osterwalder’s base annual salary was raised from $51,000 to $85,000.

Item 13. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.1 (i)
Articles of Incorporation of the Company filed September 13, 2000 and Amendments thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

3.2 (ii)	By-Laws of the Company adopted September 13, 2000 , and incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Items reported on Form 8-K.

There were no reports made by the issuer on Form 8-K during the quarter ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. Total annual audit fees billed for professional services rendered by Braverman International, P.C. during the 2005 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Braverman International, P.C. in connection with statutory and regulatory filings or engagements for 2005, totaled $18,523. Audit fees billed for our fiscal year ending December 31, 2004 were $10,575.

Audit-related Fees. Total annual audit fees billed during the 2005 fiscal year for assurance and related services by Braverman International, P.C that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported in the paragraph above under "Audit Fees" were $0.

Tax Fees. The total fees billed during the 2005 for professional services rendered by Braverman International, P.C for tax compliance, tax advice, and tax planning services were $0

All Other Fees. There were no fees billed by Braverman International, P.C. during our 2005 fiscal year for any other services rendered to the Company other than the amounts set forth above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Capital Corporation Inc.
(Registrant)

Signature	Title	Date

/s/ Jenifer Osterwalder	President, Principal Executive Officer, Director	April 11,2006
Jenifer Osterwalder

/s/ Jenifer Osterwalder	Principal Financial Officer	April 11,2006
Jenifer Osterwalder

/s/ Jenifer Osterwalder	Principal Accounting Officer	April 11,2006
Jenifer Osterwalder