Form 10QSB
period 2006-03-31
FUSA CAPITAL CORP
filed 2006-05-12
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No. 000-50274

FUSA Capital Corporation
(Exact name of Registrant as specified in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1420 Fifth Avenue, 22nd Floor, Seattle, WA	98101
(Address of principal executive offices)	(Zip/Postal Code)

(206) 274-5107
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES  [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 58,676,071 common stock shares, par value $0.0001, as of March 31, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	0

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheet March 31, 2006 (unaudited)	0

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and cumulative from inception on February 9, 2005 through March 31, 2006	0

	Unaudited Condensed Consolidated Statement of Cashflows for the three months ended March 31, 2006 and cumulative from inception on February 9, 2005 through March 31, 2006	0

	Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through March 31, 2006	0

	Notes to Financial Statements (unaudited)	0

Item 2.	Plan of operation	0

Item 3	Controls and Procedures	0

PART II	OTHER INFORMATION	0

Item 1	Legal Proceedings	0

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	13

Signature		14

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

Part I - Financial Information

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$320,999	$342,094
Restricted cash- Note 2	28,750	28,750
Prepaid expenses	500	11,120

Total Current Assets	350,249	381,964

Property and equipment - Note 5	28,656	30,252

Lease deposits	7,603	7,603

Total Assets	$386,508	$419,819

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities,	$62,492	$173,708
Advances payable	-	985,133

Total Current Liabilities	62,492	1,158,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000 shares authorized, 59,676,071 issued and outstanding (2005- 58,202,564 issued and outstanding)	5,967	5,820
Paid in capital	4,734,297	3,346,315
Deficit accumulated during the development stage	(4,416,248)	(4,091,157)

Total Stockholders' Equity (Deficit)	324,016	(739,022)

	$386,508	$419,819

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

	Three months	February 9, 2005
	Ended	(Inception) to
	March 31, 2006	March 31, 2006
	(unaudited)
REVENUES
Sales	$1,019	$1,019
Interest	-	182
	1,019	1,201

EXPENSES
Selling, general and administrative	300,074	1,901,872
Research and development- Note 4	24,440	2,278,592
Beneficial conversion expense	-	230,900
Interest	-	1,631
Depreciation and amortization	1,596	4,454

Total expenses	326,110	4,417,449

NET LOSS	$(325,091)	$(4,416,248)

NET LOSS PER COMMON SHARE, BASIC	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,184,902	55,137,564

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in	(Deficit) Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	27,000,000	2,700	6,300	(11,605)	(2,605)
Restated Recapitalization, March 7 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash @ $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)
Benefical conversion feature-930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation
June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for compensation to non-employees
April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643
Loss for the period from March 6, 2005 to December 31, 2005				(4,079,552)	(4,079,552)

Balances, December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157)	$(739,022)

Stock options issued for compensation to non-employees
January 1, 2006 7,273 options vested @ FMV of $.41 per share			2,996		2,996

Shares issued for cash in a private placement
February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000

Shares exchanged for debt
February 2, 2006 Stock issued for debt @ $.91 per share	1,073,507	107	985,026		985,133
Loss for the period ended March 31, 2006				(325,091)	(325,091)

Balances, March 31, 2006	59,676,071	5,967	4,734,297	(4,416,248)	324,016

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2006
for the period from February 9, 2005 ( Inception) to March 31, 2005

	Three months	February 9, 2005
	Ended	(Inception) to
	March 31, 2006	March 31, 2006
	(Unaudited)
OPERATING ACTIVITIES
Net loss from operations	$(325,091)	$(4,416,248)
Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued for compensation	-	2,861,250
Common stock issued for services	-	9,000
Stock options issued for services	-	46,941
Beneficial conversion feature on warrant issuance	-	230,900
Depreciation and amortization	1,596	4,454
Loss on disposal of property and equipment	-	4,486

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	10,620	(500)
Decrease (increase) in accounts payable and accrued liabilities	(108,220)	51,812
Increase in lease deposits	-	(7,603)
Total adjustments	(96,004)	3,200,740

Net cash (used by) operating activities	(421,095)	(1,215,509)

INVESTING ACTIVITIES
(Increase) in property and equipment	-	(37,593)
Net cash (used by) investing activities	-	(37,593)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	184
Proceeds from issuance of common stock	400,000	710,000
Offering costs from issuance of stock	-	(4,000)
Increase (decrease) in advances payable	-	896,667
Net cash provided by financing activities	400,000	1,602,851

Net increase (decrease) in cash	(21,095)	349,749

Cash, beginning of period	370,844	-

Cash, end of period	$349,749	$349,749

Cash Summary, March 31
Cash	$320,999	$320,999
Restricted Cash	28,750	28,750

Total	$349,749	$349,749

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-102,140
Less cash received	-	184
Total non-monetary net liabilities assumed	$-	$101,956

Interest paid	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to InterimConsolidated Financial Statements
March 31, 2006
(Unaudited)

Note 1 - Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared by FUSA Capital Corporation ( the “ Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At March 31, 2006 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to InterimConsolidated Financial Statements
March 31, 2006
(Unaudited)

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization. Non direct and related costs incurred during the three months ended March 31, 2006 within this category, which are included in selling, general and administrative expense, amounted to approximately $76,000 ( 2005-nil).

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of March 31, 2006.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to InterimConsolidated Financial Statements
March 31, 2006
(Unaudited)

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months ended March 31, 2006, the currency exchange transactions resulted in a gain of 3,379 ( 2005- nil). As of March 31, 2006, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of March 31, 2006.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to InterimConsolidated Financial Statements
March 31, 2006
(Unaudited)

Note 4 - Related party transactions

During the period, in lieu of paying its technology officer’s his earned compensation directly of $18,559, it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through March 31, 2006, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of March 31, 2006 follows:

	Cost	Accumulated Depreciation and Amortization	Net book value

Furniture and fixtures	$7,470	$724	$6,746
Computer systems	17,019	2,772	14,247
Leasehold improvements	8,621	958	7,663

	$33,110	$4,454	$28,656

Note 6 - Commitments and contingencies

Operating Leases

The Company conducts its operations from two separate office facilities in Vancouver, Canada and one office in Seattle, Washington. One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of March 31, 2006.
The office in Seattle is leased under a month to month rental.

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of March 31, 2006 for the fiscal years ended:

2006	$21,233
2007	28,311
2008	23,593

Note 7 - Issuance of Common Stock

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

In April 2006, the company issued 400,000 shares of common stock for proceeds of $ 400,000.

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

Overview

FUSA Capital Corporation , www.fusamedia.com, is a provider of proprietary Internet-based video and audio search engine solutions for consumers and digital content providers. FUSA operates Searchforvideo.com (Beta), a free web-based search engine and video portal that allows consumers to easily look for, find and play video clips available on the public web. FUSA also owns and operates the Searchforvideo.com Desktop (Beta), which offers consumers the ability to subscribe to online video clip channels including news, sports, entertainment, business and health. As soon as new video clips are discovered, they are automatically delivered to consumers with Searchforvideo Desktop (Beta) installed on their computers. Users can click to watch a video right away or keep an ordered playlist for viewing videos at a later time. FUSA also operates SearchforIpod.com, a free web-based vehicle where viewers can watch and/or download publicly-available free video clips directly to their video Ipods. As of the time of this posting, Searchforvideo.com utilizes over 6000 sources and provides links to over 1,000,000 video clips. FUSA's proprietary technology has five patents pending.

FUSA’s projected revenue streams will come from advertising revenue from www.searchforvideo.com and from www.searchforipod.com and from technology and consulting licensing agreements to the enterprise market.

The original business of the Company, as Galaxy, was a development stage company that had a primary business to develop, produce, and market live entertainment in the forum of professional wrestling. Galaxy never developed a significant business in this field and ceased efforts toward establishing operations in the professional wrestling field on March 31, 2004.

On March 31, 2004, the controlling shareholders of Galaxy sold 5,750,000 shares of common stock of the Company to Camila Maz in a private transaction, thus effecting a change of control in the Company. On May 7, 2004, President and Director Jerome Jolly resigned as an Officer and Director, Secretary and Treasurer Grady Johnson also resigned as an Officer and Director. Concurrently, Ms. Maz was appointed as the Sole Director and Officer of the Company. On May 24, 2004, the Company dismissed its auditors and engaged the accounting firm of Braverman International P.C. as the Company’s auditors. During the period from March 31, 2004 until December 31, 2004, the Company engaged in no significant business activities and had no revenues. From March 31, 2004 until March 7, 2005 the Company was engaged in the search for a business combination.

On March 7, 2005, FUSA entered into a merger agreement with FUSA Technology Investments Corp., a Nevada corporation (“FTIC”). The purpose of the merger was to provide value to existing FUSA shareholders by providing the Company with the opportunity to enter the emerging growth field of video and audio search engine technology. Specifically, as a result of the merger, FUSA has the opportunity to own, develop and market the incomplete video and audio search engine technology conceived by FTIC. This incomplete solution consisted primarily of the design requirements, specifications and know-how of Chief Executive Jenifer Osterwalder, together with an evaluation copy of a partially completed prototype of the search engine. This solution was soft launched in a beta format in September, 2005.

As a result of the merger, FUSA is now a technology company focused on the development and marketing of audio and video search engine technology. When completed, this technology will provide a complete video and audio search engine solution, consisting of multiple modules. The search engine solution modules will work together providing a comprehensive video and audio search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any Internet enabled device. The search engine solution can be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. We intend to market our search solution to companies who operate Internet websites with news, video clip, music and sports content. We also intend to offer consumers search engine capabilities through the development of various internet sites based on the following URLs which we already own: www.searchforvideo.com; www.searchforaudio.com; www.searchfortv.com; www.searchfortivo.com; www.searchformedia.com; www.searchforpodcasts.com. Our search solution is not yet fully functional. Currently, we have launched a beta version of our websites www.searchforvideo.com and www.searchforipod.com. We have also developed the SearchForMedia Video Portal Server, which is a software suite and service that provides customers with a turnkey media search engine and portal solution. Customers can deploy and manage the software solution in-house or use any or all of SearchForMedia's design, content, advertising or hosted services. We just begun to seek customers for our technology and we do not have any significant relationships yet in place with any enterprise customers.

Some of the largest, best known and most technologically sophisticated companies in the world compete in the search engine space. Google, Yahoo, Microsoft and Ask are well-financed, established competitors in this space. In addition, a number of start-ups have entered the audio and video search subspecialty within the search engine space. Many of these start-ups are better financed than we are and may have established customer relationships. Although our position is one of vulnerable, new entrant, we believe that the possibility of commercial success for us exists in this field because:

1.  No established or emerging company in this space has developed a market dominant audio/video search engine product.

2.  Because of the size and diversity of the audio/video search engine market, we believe that the market will support a number of different solutions based on the preferences of individual corporate licensors.

3.  We believe our technology is competitive with any publicly available audio/video search engine technology.

4.  Our “agnostic” independent, non-affiliated status in this field is attractive to customers who may not wish to align themselves with search engine vendors who have competitive products to their own or whose corporate parents are direct or indirect competitors.

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

FUSA does not currently have any customers or significant revenues. Moreover, we have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2006, the Company generated no revenues and posted a net loss of $4,416,248 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

The Company’s executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 98101. The Company’s telephone number is 206-274-5107.

The Company’s fiscal year end is December 31.

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
OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Between March and April 2005, we sold 930,000 shares of common stock in a private placement at $0.34 per share, which included an additional issuance of 930,000 warrants to purchase our common stock.

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

In April 2006, the company issued 400,000 shares of common stock for proceeds of $ 400,000.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

On March 30, 2006, the Company filed a report on Form 8-K under Item 4.01 which reported a change in the registrant’s certifying accountant. On March 23, 2006, the Company's principal accountant, Braverman International, P.C. of Prescott, Arizona resigned. The resignation was due to a misunderstanding in communications between the Company and Braverman International, P.C. On March 27, 2006, Braverman International, P.C. of Prescott, confirmed that the client-auditor relationship between FUSA Capital Corporation and Braverman International, P.C., had been reinstated effective March 27, 2006.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

On March 30, 2006, the Company filed a report on Form 8-K under Item 4.01 which reported a change in the registrant’s certifying accountant. On March 23, 2006, the Company's principal accountant, Braverman International, P.C. of Prescott, Arizona resigned. The resignation was due to a misunderstanding in communications between the Company and Braverman International, P.C. On March 27, 2006, Braverman International, P.C. of Prescott, confirmed that the client-auditor relationship between FUSA Capital Corporation and Braverman International, P.C., had been reinstated effective March 27, 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Captial Corporation

/s/ Jenifer Osterwalder

Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: May 11, 2006