Form 10QSB
period 2006-06-30
FUSA CAPITAL CORP
filed 2006-07-27
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50274

FUSA Capital Corporation
(Exact name of Registrant as specified in its charter)

Nevada	510520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1420 Fifth Avenue, 22nd Floor, Seattle, WA	98101
(Address of principal executive offices)	(Zip/Postal Code)

(206) 274-5107
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 59,419,405 common stock shares, par value $0.0001, as of June 30, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements:	4

	Condensed Consolidated Balance Sheet June 30, 2006 (unaudited)	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and cumulative from inception on February 9, 2005 through June 30, 2006..	5

	Unaudited Condensed Consolidated Statement of Cashflows for the three months ended June 30, 2006 and cumulative from inception on February 9, 2005 through June 30, 2006..	6

	Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through June 30, 2006	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	13

Item 3	Controls and Procedures	15

PART II	OTHER INFORMATION	15

Item 1	Legal Proceedings	15

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders..	15

Item 5	Other Information	15

Item 6	Exhibits and Reports on Form 8-K	16

Signature		17

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

Part I - Financial Information

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$119,128	$342,094
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	590	11,120

Total Current Assets	148,468	381,964

Property and equipment-Note 5	33,271	30,252

Lease deposits	7,603	7,603

Total Assets	$189,342	$419,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,075	$173,708
Advances payable	-	985,133

Total Current Liabilities	43,075	1,158,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000
Shares authorized, 59,419,405 issued and outstanding (2005-58,202,564 issued and outstanding)	5,401	5,820
Paid in capital	4,275,591	3,346,315
Deficit accumulated during the development stage	(4,134,725)	11,194

Total Stockholders’ Equity (Deficit)	146,267	(739,022)

	$189,342	$419,819

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 for the period from February 9, 2005 (Inception) to June 30, 2005 for the period February 9, 2005 (Inception) to June 30, 2006

	Three months	Three months	Six months	February 9, 2005	February 9, 2005
	ended	ended	ended	(Inception) to	(Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

REVENUE
Sales	$5,750	$-	$6,769	$-	$6,769
Interest	428		428	-	610
	6,178	-	7,197	-	7,379

EXPENSES
Selling, general and administrative	294,971	136,768	595,045	136,768	2,196,843
Research and development-Note 4	(572,935)	1,073,725	(548,495)	1,073,725	1,705,657
Beneficial conversion expense	-	-	-	-	230,900
Interest	-	813	-	813	1,631
Depreciation and amortization	2,629	1,310	4,215	1,310	7,073

Total Expenses	(275,345)	1,212,616	50,765	1,212,616	1,142,104

NET INCOME (LOSS)	$281,523	$(1,212,616)	$(43,568)	$(1,212,616)	$(4,134,725)

NET LOSS PER COMMON SHARE, BASIC	$0.00	$(0.02)	$(0,00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,260,516	55,927,564	59,522,709	49,984,052

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2006
for the period from February 9, 2005 (Inception) to June 30, 2005 for the period from February 9, 2005 (Inception) to June 30, 2006

	Six months	February 9, 2005	February 9, 2005
	Ended	(Inception) to	(Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006
OPERATING ACTIVITIES
Net loss from operations	$(43,568)	$(1,212,616)	$(4,134,725)

Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	(732,000)	1,066,500	2,129,250
Common stock issued for services	14,000	-	23,000
Stock options issued for services	8,728	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	4,215	1,310	7,073
Loss on disposal of property and equipment	-	-	4,486

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	10,530	139	(590)
Decrease (increase) in accounts payable and accrued liabilities	(127,647)	(9,128)	32,395
Increase in lease deposits	-	-	(7,603)

Total adjustments	(822,164)	1,058,821	2,474,580

Net cash (used by) operating activities	(865,732)	(153,795)	(1,660,146)

INVESTING ACTIVITIES
(Increase) in property and equipment	(7,234)	(17,471)	(44,827)

Net cash (used by) investing activities	(7,234)	(17,471)	(44,827)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	650,000	80,000	960,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	(55,820)	896,667

Net cash provided by financing activities	650,000	24,180	1,852,851

Net increase (decrease) in cash	(222,966)	(147,086)	147,878

Cash, beginning of period	370,844	195,280	-

Cash, end of period	$147,878	$48,194	$147,878

Cash Summary, June 30
Cash	$119,128	$195,280	$119,128
Restricted Cash	28,750	-	28,750

Total	$147,878	$195,280	$147,878

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$102,140	$102,140
Less cash received	-	184	184
Total non-monetary net liabilities assumed	$-	$101,956	$101,956

Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)

Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature- 930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation
June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees
April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643
Loss for the period from March 6, 2005 to December 31, 2005				(4,079,552)	(4,079,552)

Balances, December 21, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for Compensation to non-employees
January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728
Shares issued for services to non- employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000

Shares issued for cash in a private placement
February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000

Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(600)	(731,400)		(732,000)

Loss for the period ended June 30, 2006				(43,568)	(43,568)

Balances, June 30, 2006	59,419,405	5,401	4,275,591	(4,134,725)	146,267

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1 - Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared by FUSA Capital Corporation (the “ Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

The results of operations for the six months ended June 30, 2006 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At June 30, 2006 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
(Unaudited)

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization. Non direct and related costs incurred during the six months and three months ended June 30, 2006 within this category, which are included in selling, general and administrative expense, amounted to approximately $91,000 ( 2005-nil) and $17,000 (2005-nil) respectively.

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

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the first quarter 2006 consolidated financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006. The Company will adopt SFAS 123R using the modified prospective method effective January 1, 2006. Under this transition method the Company began recording stock option expense prospectively, starting in first quarter 2006.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of June 30, 2006.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months and six months ended June 30, 2006, the currency exchange transactions resulted in a (loss) gain of ( $2,426) (2005 -nil)and $3,379 (2005- nil). As of June 30, 2006, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of June 30, 2006.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 4 - Related party transactions

During the period, in lieu of paying its technology officer’s his earned compensation directly of $81,273, it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through June 30, 2006, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of June30, 2006 follows:

	Cost	Accumulated Depreciation and amortization	Net book value

Furniture and fixtures	$7,470	$1,230	$6,240
Computer systems	24,253	4,166	20,087
Leasehold improvements	8,621	1,677	6,944

	$40,344	$7,073	$33,271

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 7 - Issuance of Common Stock

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

During the period, the company issued 733,334 shares of common stock for proceeds of $ 650,000.

During the period, the company issued 10,000 shares of common stock for services rendered. The resulting value of stock compensation of $ 14,000 has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at June 30, 2006.

In addition, the company cancelled 600,000 shares of common stock which had previously been issued for services rendered. The previously recorded value of stock compensation of $ 722,000 has been credited to research and development expenses and and has included as component of shareholders’ equity as at June 30, 2006.

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

Overview

FUSA Capital Corporation (OTCBB:FSAC - News) is a leading innovator of video and audio search engine technologies for online and mobile consumers as well as digital content providers. FUSA operates SearchforVideo.com, a free web-based search engine and video portal that allows consumers to easily locate and view video clips as well as assist video iPod users to find content already formatted for use with their device. The company's proprietary technology has three patents pending and draws upon millions of video clips from more than 10,000 independent sources. For more information visit: www.fusamedia.com.

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

FUSA does not currently have any customers or revenues. Moreover, we have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2006, the Company generated no significant revenues and posted a net loss of $4,134,725 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

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

In February 2006, the company issued 400,000 shares of common stock for proceeds of $ 400,000.

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

(b) REPORTS ON FORM 8-K

On May 12, 2006 and June 9, 2006, the registrant filed reports on form 8-K and 8-K/A respectively reporting the dismissal of Braverman International PC ("Braverman International") as the company’s independent auditor and engagement of Moore & Associates, Chartered to serve as its independent auditor for the fiscal year ending December 31, 2006. Braverman International’s reports on the Company's financial statements for each of the fiscal years ended December 31, 2004 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, however, the audit reports contained going concern qualifications.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Captial Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: July 27, 2006