Form 10QSB
period 2006-09-30
FUSA CAPITAL CORP
filed 2006-11-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
[X] YES  [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 59,688,749 common stock shares, par value $0.0001, as of September 30, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheet September 30, 2006 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and cumulative from inception on February 9, 2005 through September 30, 2006.	6

	Unaudited Condensed Consolidated Statement of Cashflows for the three months ended September 30, 2006 and cumulative from inception on February 9, 2005 through September 30, 2006..	7

	Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through September 30, 2006	8

	Notes to Financial Statements (unaudited)	9

Item 2.	Plan of operation	14

Item 3	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders.	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17

Signature		18

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

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

FUSA Capital Corporation
(A Development Stage Company)
1420 Fifth Avenue, 22nd Floor
Seattle WA 98101

We have reviewed the accompanying balance sheet of FUSA Capital Corporation (A Development Stage Company). as of September 30, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of FUSA Capital Corporation (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
November 6, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$20,975	$342,094
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	500	11,120

Total Current Assets	50,315	381,964

Property and equipment-Note 5	31,313	30,252

Lease deposits	7,603	7,603

Total Assets	$89,141	$419,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,953	$173,708
Advances payable	-	985,133

Total Current Liabilities	43,953	1,158,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000 Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000 Shares authorized, 59,555,415 issued and outstanding (2005-58,202,564 issued and outstanding)	5,954	5,820
Paid in capital	4,377,038	3,346,315
Deficit accumulated during the development stage	(4,337,804)	11,194

Total Stockholders’ Equity (Deficit)	45,188	(739,022)

	$89,141	$419,819

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2006 for the period from February 9, 2005 (Inception) to September 30, 2005 for the period from February 9, 2005 (Inception) to September 30, 2006

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	February 9, 2005 (Inception) to September 30, 2005	February 9, 2005 (Inception) to September 30, 2006

REVENUE
Sales	$2,181	$-	$8,950	$-	$8,950
Interest	253		681	-	863
	2,434	-	9,631	-	9,813

EXPENSES
Selling, general and administrative	156,896	1,203,517	751,941	1,364,913	2,353,739
Research and development-Note 4	46,659	930,466	(501,836)	2,015,064	1,752,316
Beneficial conversion expense	-	-	-	-	230,900
Interest	-	1,025	-	2,199	1,631
Depreciation and amortization	1,958	1,434	6,173	2,744	9,031

Total Expenses	(205,513)	2,136,442	256,278	3,384,920	4,347,617

NET INCOME (LOSS)	$(203,079)	$(2,136,441)	$(246,647)	$(3,384,920)	$(4,337,804)

NET LOSS PER COMMON SHARE, BASIC	$0.00	$(0.04)	$(0,00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,510,078	59,785,897	59,419,405	59,522,709

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2006
for the period from February 9, 2005 (Inception) to September 30, 2005 for the period from February 9, 2005 (Inception) to September 30, 2006
	Nine months Ended September 30, 2006	February 9, 2005(Inception) to September 30, 2005	February 9, 2005 (Inception) to September 30, 2006

OPERATING ACTIVITIES
Net loss from operations	$(246,647)	$(3,384,920)	$(4,337,804)

Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	(732,000)	2,992,250	2,129,250
Common stock issued for services	14,000	9,000	23,000
Stock options issued for services	8,728		55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	6,173	2,744	9,031
Loss on disposal of property and equipment	-	-	4,486

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	10,620	(2,575)	(500)
Decrease (increase) in accounts payable and accrued liabilities	(126,759)	56,397	33,272
Increase in accounts receivable		(6,451)	-
Increase in lease deposits	-	(3,525)	(7,603)
Total adjustments	(819,238)	3,047,840	2,477,505
Net cash (used by) operating activities	(1,065,885)	(337,080)	(1,860,299)

INVESTING ACTIVITIES
(Increase) in property and equipment	(7,234)	(19,121)	(44,827)

Net cash (used by) investing activities	(7,234)	(19,121)	(44,827)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	184	184
Proceeds from issuance of common stock	752,000	310,000	1,062,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	316,667	896,667
Net cash provided by financing activities	752,000	626,851	1,954,851

Net increase (decrease) in cash	(321,119)	270,650	49,725

Cash, beginning of period	370,844	-	-

Cash, end of period	$49,725	$270,650	$49,725

Cash Summary, September 30
Cash	$20,975	$270,650	$20,975
Restricted Cash	28,750	-	28,750

Total	$49,725	$270,650	$49,725

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$102,140	$102,140
Less cash received	-	184	184
Total non-monetary net liabilities assumed	$-	$101,956	$101,956
Interest paid	$-	$1,201	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)

Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature - 930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation
June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees
April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643
Loss for the period from March 6, 2005to December 31, 2005				(4,079,552)	(4,079,552)

Balances, December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for Compensation to non-employees
January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @FMV of $.40 per share			8,728		8,728

Shares issued for services to non-employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000

Shares issued for cash in a private placement
February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000

Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended September 30, 2006				(246,647)	(246,647)

Balances, September 30, 2006	59,555,415	5,954	4,377,038	(4,337,804)	45,188

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
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

The results of operations for the nine months ended September 30, 2006 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At September 30, 2006 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
(Unaudited)

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization. Non direct and related costs incurred during the nine months and three months ended September 30, 2006 within this category, which are included in selling, general and administrative expense, amounted to approximately $98,000 ( 2005-nil) and $7,000 (2005-nil) respectively.

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of September 30, 2006.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months and nine months ended September 30, 2006, the currency exchange transactions resulted in a (loss) gain of ( $2,264) (2005 -nil)and $(5,643) (2005- nil). As of September 30, 2006, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of September 30, 2006.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 4 - Related party transactions

During the period, in lieu of paying its technology officer’s his earned compensation directly of $81,273, it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through September 30, 2006, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of September 30, 2006 follows:

	Cost	Accumulated Depreciation and amortization	Net book value

Furniture and fixtures	$7,470	$1,497	$5,973
Computer systems	24,253	5,379	18,874
Leasehold Improvements	8,621	2,155	6,466

	$40,344	$9,031	$31,313

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

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of September 30, 2006 for the fiscal years ended:

2006	$7,078
2007	28,311
2008	23,593

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 7 - Issuance of Common Stock

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

During the period, the company issued 942,678 shares of common stock for proceeds of $ 752,000.

During the period, the company issued 10,000 shares of common stock for services rendered. The resulting value of stock compensation of $ 14,000 has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at September 30, 2006.

In addition, the company cancelled 600,000 shares of common stock which had previously been issued for services rendered. The previously recorded value of stock compensation of $ 722,000 has been credited to research and development expenses and included as a component of shareholders’ equity as at September 30, 2006.

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

Overview

FUSA Capital Corporation is a leading innovator of video and audio search engine technologies for online consumers as well as digital content providers. FUSA operates SearchforVideo.com, a free web-based search engine and video portal that allows consumers to easily locate, view and share millions of video clips from thousands of sources across the Internet. For more information visit: www.fusamedia.com.

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
Specifically, as a result of the merger, FUSA has the opportunity to own, develop and market the incomplete video and audio search engine technology conceived by FTIC. This incomplete solution consisted primarily of the design requirements, specifications and know-how of Chief Executive Jenifer Osterwalder, together with an evaluation copy of a partially completed prototype of the search engine. Currently, there is a fully functional video search solution available to consumers at thew www.searchforvideo.com website.

As a result of the merger, FUSA is now a technology company focused on the development and marketing of audio and video search engine technology. When completed, this technology will provide a complete video and audio search engine solution, consisting of multiple modules. The search engine solution modules will work together providing a comprehensive video and audio search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any Internet enabled device. The search engine solution can be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. We intend to market our search solution to companies who operate Internet websites with news, video clip, music and sports content. We also intend to offer consumers search engine capabilities through the development of various internet sites based on the following URLs which we already own: www.searchforvideo.com; www.searchforaudio.com; www.searchfortv.com; www.searchforipod.com; www.searchfortivo.com; www.searchformedia.com; www.searchforpodcasts.com. We have also developed the SearchForMedia Video Portal Server, which is a software suite and service that provides customers with a turnkey media search engine and portal solution. Customers can deploy and manage the software solution in-house or use any or all of SearchForMedia's design, content, advertising or hosted services. We are seeking customers for our technology and we do not have any relationships yet in place with any enterprise customers.

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

We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to Septmber 30, 2006, the Company generated no significant revenues and posted a net loss of $4,337,804 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities Recent Sales of Unregistered Securities

During the period, the company issued 942,678 shares of common stock for proceeds of $ 752,000.

During the period, the company issued 10,000 shares of common stock for services rendered. The resulting value of stock compensation of $ 14,000 has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at September 30, 2006.

In addition, the company cancelled 600,000 shares of common stock which had previously been issued for services rendered. The previously recorded value of stock compensation of $ 722,000 has been credited to research and development expenses and included as a component of shareholders’ equity as at September 30, 2006.

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

Dated: November 10, 2006