Form 10KSB
period 2006-12-31
FUSA CAPITAL CORP
filed 2007-04-02
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-50274

FUSA Capital Corporation
(Name of small business issuer in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 Fifth Avenue, 22nd Floor, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (206) 274-5107

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]    No [X]

Revenues for the fiscal year ended December 31, 2006 were $14,113.

As at March 15, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity was approximately $53,245,622.71

As at March 15, 2007, the registrant had outstanding 59,913,749 shares of common stock, par value $0.0001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of audio and video search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web. It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future.

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on September 13, 2000 as Galaxy Championship Wrestling, Inc., a media and entertainment company focused on developing, producing and marketing live entertainment in the professional wrestling sphere.

On March 31, 2004, unable to generate sufficient revenues to sustain our professional wrestling business, we ceased operations in this field and began exploring other business opportunities.

Also on March 31, 2004 our controlling shareholders entered into a certain private stock purchase agreement, wherein they sold an aggregate of 5,750,000 of our common shares, representing a sixty-two and seventeen twentieths percent (62.85%) controlling interest, to an unrelated third party.

By certificate of amendment filed June 17, 2004, we changed our name from Galaxy Championship Wrestling, Inc. to FUSA Capital Corporation.

During the period from March 31, 2004 until March 7, 2005 we had no meaningful operations and did not carry on any active business, focusing instead on identifying and evaluating the merits of alternative potential business and acquisition opportunities which might allow us to restart operations.

On March 7, 2005 we entered into a certain plan and agreement of reorganization with FUSA Technology Investments Corp. (“FTIC”), a Nevada corporation engaged in the emerging growth field of audio and video search engine technology, whereby we acquired all of the issued and outstanding capital stock of FTIC in addition to obtaining certain intellectual property concepts related to search engine technology as developed by FTIC and its principals.

On April 22, 2005, our board of directors declared a three-for-one common stock dividend, wherein each holder of record of our common shares as of May 3, 2005 received two additional shares for each common share then held. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-KSB for the fiscal year ended December 31, 2006 are stated on a post-dividend basis. Per share amounts have also been restated to reflect the common share dividend.

Our principal executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101. Our phone number is (206) 274-5107.

PRINCIPAL PRODUCTS AND SERVICES

The proliferation of audio and video files on the internet, as well as in intranets, corporate and university environments and on individual desktop computers, has created an enormous volume of available media sources. Audio and video files themselves contain vast amounts of valuable information and are readily in demand by consumers and businesses as sources of current news, information and entertainment, as well as sources of archival media. Any sizable quantity of information is only as useful as individual users can efficiently sort through and identify desired data. This identification traditionally takes place via the gradual collection of metadata about information sources, which is then quickly searched to obtain desired data. For example, a newspaper article might be associated with metadata (or information about the data) as to its author, subject, number of words, keywords and date. Metadata has a long history of use in information management; library card catalogues containing author, title and subject information and a Dewey Decimal number were forms of metadata about books.

Because the internet and information technology has created an exponential increase in the amount of available data that can be delivered to the individual user, metadata has been transformed from a helpful method to make book and periodical retrieval more efficient, to an absolutely essential element of the ability to find and consume information. Indeed, because of the amount of information currently available, such information has virtually no value to an individual user without appropriate metadata and a mechanism or search engine to comb through that metadata to find desired information

Our technology provides customers and consumers with comprehensive audio and video search engine solutions, consisting of multiple modules. The search engine solution modules work together providing a complete audio and video search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any internet enabled device. Our search engine solution can be deployed as a stand-alone server for corporate use or in a cluster of servers in a high volume public search engine environment. We have also developed the SearchForMedia Video Portal Server, a software suite and service that provides customers with a turnkey media search engine and portal solution. Customers can deploy and manage the software solution in-house or use any or all of SearchForMedia’s design, content, advertising or hosted services.

During the fiscal year ended December 31, 2006 we unveiled a redesigned beta version of our www.searchforvideo.com website, with more features and content and now available with both Spanish and German language video search capabilities. We also launched video iPod® channels, a searchforvideo RSS (Really Simple Syndication) channel directory, and introduced enhanced video submission tools and advanced editorial tools for improved video discovery and display.

In May 2006, we announced the SFV Online Video Syndication Program (the “SFV Program”), a program designed specifically for online publishers, webmasters and bloggers interested in providing their audiences or communities with updated links to free video content on targeted topics. The SFV Program enables users with a web presence to create custom video headline zones by following a simple three-step process using our SFV Program tools. Users can specify video categories, keywords, format size, font, color and the number of video results to display as part of their custom video headline zones. The basic version of our SFV Program is free, with a paid for service available for larger partners who have broader customization and syndication requirements.

In June 2006 we announced the formation of a new editorial team, dedicated to identifying a broader range of unique online videos, and to providing a more detailed description of our content to the user community. As a result of our new editorial team we were able, in August 2006, to add a new viral video guide to our www.searchforvideo.com site, making it even easier for users to uncover funny, bizarre and entertaining videos from across the web.

Also, during the fiscal year ended December 31, 2006 we were selected by AtomShockwave™, Corp. to power its new online video directory, AddictingClips™, and added feature video content from both Forbes.com™ and the Discovery Networks®.

OPERATIONS

At present we maintain day-to-day operations from our development and marketing offices in Vancouver, British Columbia, Canada. We have 5 full-time staff members and 3 consultants actively engaged in the development of our products and business, consisting primarily of:

•	the acquisition of new audio and video content;

•	the continued development of our core search engine and related proprietary search technology;

•	the continued development of our SearchforMedia Video Portal Server;

•	increasing user traffic levels to our portals;

•	securing additional strategic partners/revenue share partners; and

•	securing partnerships with content owners.

RESEARCH AND DEVELOPMENT

We need to expend additional resources to continue to develop our audio and video search engine products and services. Moreover, we may need to expend significant resources in customization or in meeting customer requirements as well as continuing to respond to competition and competitive developments in the marketplace. During the fiscal years ended December 31, 2006 we incurred a gain of $464,023 on our research and development activities net of a $722,000 credit for the cancellation of 600,000 common shares previously issued under a consulting agreement for services. From February 9, 2005 (inception) through the fiscal year ended December 31, 2005 we incurred research and development expenses of $2,254,152. We believe that our research and development expenses will be continuous and on-going.

PRINCIPAL MARKETS

We market our search engine solutions to companies operating internet websites with news, video clip, music and sports content and we offer consumers direct search engine capabilities through our various internet websites.

We have just begun to seek customers for our technology and although we have some content relationships in place, we are not yet generating substantial revenues from our customers. Although we have the capability of deriving significant revenue from our search engine portals, current user traffic levels are insufficient to produce significant revenue.

ADVERTISING AND MARKETING

In October 2006, we announced our own advertising platform for online video publishers at www.searchforvideo.com, to provide various ways for online video publishers to promote their content on our website, including featured publisher placement, featured video clip placement and keyword paid placement.

Our marketing activities focus around the acquisition of additional users for our search engine portals. We accomplish this primarily through internal search engine optimization efforts and relationships with content owners.

We have developed a three point marketing plan covering methods of:

•	Driving Traffic - Driving traffic of consumers looking for audio/video content to our websites, which will ultimately enable us to sell advertising on all of our websites;

•
Gathering Data - Developing a valuable library of consumer usage data from our websites that will provides potential commercial licensors of our technology with current, cutting edge information about how their audio and video content is being used by real consumers;

•	Content Partnerships - Developing relationships and partnerships with a variety of content owners who want their content promoted through the company’s various websites.

DISTRIBUTION

We distribute our products and services via the internet for our consumer websites and downloadable products, and through direct sales and business development efforts.

Consumer Websites

We are the owner of numerous distinctive and easy-to-remember group of URLs including:

•	www.searchforvideo.com;

•	www.searchforaudio.com;

•	www.searchfortv.com;

•	www.searchforipod.com;

•	www.searchformedia.com;

•	www.searchforpodcasts.com; and

•	www.newstowatch.com

We believe that these websites, when sufficiently promoted and advertised, will become attractive websites for consumers to find relevant content that meets their needs. We believe that consumers’ use of our search technology through these sites will provide us with valuable data regarding actual consumer usage patterns for material on the internet as well as catapult us into the position of a suite of leading search engines. This brand awareness and valuable consumer data will form the basis for our discussions regarding revenue opportunities through advertising and content partnerships.

COMPETITION

Overview

Some of the largest, best known and most technologically sophisticated companies in the world compete in the search engine space. Google™, Yahoo!®, AOL®, Microsoft®, AltaVista® and Lycos® represent some of our most well-financed and established competitors. Additionally, we face competition from a number of start-ups and new market entrants in the audio/video search subspecialty within the search engine space.

The search engine industry can really be divided into two separate industries. These are, broadly speaking, the web portal/web service or consumer directed search engine tool and the software based enterprise licensed search tool. All search engines have in common their primary function of connecting people with useful information. Our industry has functioned traditionally through three primary revenue/business models, consisting of search portal advertising, keyword advertising and software solution sales. As the audio/video search engine business is just developing, it will probably foster the development of additional revenue models. For instance, relationships between audio search engines and music download services may provide a more direct model for search engine revenue than currently exists, meaning that music download sites may wish to sponsor audio search engines and then seamlessly integrate purchase capabilities for those search result songs which exist in their libraries.

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

Our Competitive Position

Many websites are currently offering functional, beta versions of audio/video search engines that produce inconsistent results, as this technology has not yet been deployed on any large scale. While the search engine industry itself is robust, competitive and well developed, the audio/video search engine industry is relatively new, and, although our position is one of vulnerable, new entrant, we believe that the possibility of commercial success for us exists in this field because:

•
due to the size and diversity of the audio/video search engine market, we believe that the market will support a number of different solutions based on the preferences of individual corporate licensors;

•	we believe our technology is competitive with any publicly available audio/video search engine technology;

•
our “agnostic” independent, non-affiliated status in this field is attractive to customers who may not wish to align themselves with search engine vendors who have competitive products to their own or whose corporate parents are direct or indirect competitors; and

•
as has been established by the success of Google, search engine technology is sufficiently powerful and disruptive that it can create enormous value in a short period of time, displacing large, well-financed and established market leaders.

We believe that our competitive position versus other new entrants to the space is strong because of the flexibility, simplicity and ease of deployment of our technology as well as our relatively low overhead, anticipated responsiveness to customer demands and our expertise in the area of Real Simple Syndication (an HTML programming language which is optimal for the deployment of this kind of search engine technology). We will rely on what we believe to be our superior technology and our management’s experience to compete within the search engine industry. However, we may not be able to effectively compete in this intensely competitive industry as many of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we are not and do not anticipate becoming dependant upon any single or group of major customers. This may, however, change should we be selected by a substantial media concern as the preferred search engine across its properties as such a relationship might involve a substantial degree of dependence, but no such relationships exist to date.

REGULATIONS

We are subject to a number of United States and foreign laws and regulations that affect companies conducting business on the internet, and which could subject us to claims or other remedies based on the nature and content of the audio or video data searched for or displayed by our search engine solutions and could consequently limit our ability to provide audio or video content regarding regulated industries and products.

The laws relating to the liability of providers of online services for the activities of their users and other third parties are currently unsettled both within the United States and abroad, and are being tested by a number of claims, including actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched for or the content generated by users. From time to time we may receive notices from individuals who do not want their names or websites to appear in our audio/video web search results. It is also possible that we may be held accountable for obscene or libelous material provided over the web should such audio or video content appear in our web search results. Any such complaints, should they arise, may result in liability to us, could be potentially costly, encourage similar such lawsuits, distract management and harm our reputation and possibly our business. Furthermore, the application to us of existing federal, state and international laws regulating obscenity or obscene materials, including metadata results which could be perceived as obscene, could also cause us significant liability or technological problems and costs associated with identifying and complying with any applicable laws and regulations.

Several other federal laws could also have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under the age of 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of complying with these laws may increase in the future as a result of changes in interpretation, and any failure on our part to comply with these laws may subject us to significant liabilities.

Likewise we are also subject to federal, state and foreign laws regarding privacy and protection of user data. The interpretation and application of data protection laws in Europe and other foreign jurisdictions is still uncertain and in flux. It is possible that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is inconsistent with our planned data protection practices. Complying with these varying international requirements could cause us to incur additional costs and force us to change our business practices. Moreover, any failure by us to protect our users’ privacy and data, in addition to the possibility of fines, could result in an order requiring that we change our planned data practices, which in turn could have a material adverse effect on our business.

In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many states within the United States and foreign countries throughout the world. We face risks from proposed legislation that could be passed in the future which may subject us to additional compliance costs or may materially impact our ability to conduct our business as currently planned.

INTELLECTUAL PROPERTY

Overview

We rely for our business on a combination of pending trademarks and trade secrets in order to protect our intellectual property. Our pending trademarks and trade secrets are among the most important assets we possess in our ability to generate revenue and profits and we will depend significantly on these intellectual property assets in being able to effectively compete in our markets.

We cannot be certain that the precautions we have taken to safeguard pending trademarks and trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

Trademarks

We have applied for registration of a number of our trademarks with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, all of our registrations are in the preliminary stages of the application process or remain pending.

Trade Secrets

Whenever we deem it important for purposes of maintaining competitive advantages, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom may require to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have executed non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2006, we had five full-time and no part-time employees, and three consultants. We intend to expand our staff over the next twelve months, including additional hires in technology, marketing and sales.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington, 89101. Our telephone number is 206-274-5107. We lease this space on a month-to-month basis.

We had previously leased space in Vancouver under a long-term lease. We were able to terminate this lease and now lease space on a month-to-month basis in Vancouver.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FSAC”, and on the Frankfurt Stock Exchange under the symbol “F3S”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period
	High*	Low*
Fiscal year ended 2005
Quarter ended
March 31, 2005**	$0.517	$0.933
June 30, 2005	$0.817	$1.350
September 30, 2005	$0.920	$1.570
December 31, 2005	$0.890	$1.410

Fiscal year ended 2006
Quarter ended
March 31, 2006	$1.120	$3.500
June 30, 2006	$1.010	$1.780
September 30, 2006	$0.590	$1.180
December 31, 2006	$0.830	$1.660

*	All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005.

STOCKHOLDERS

As of March 15, 2007, there were approximately 60 holders of record of our common shares.

DIVIDENDS

From our inception we have never declared or paid any cash dividends on shares of our common stock and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The decision to declare any future cash dividends will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deem relevant. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit our ability to pay dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
Issued for cash
2/16/2006	Common Stock	Hypo Bank	400,000	$400,000	(A)(1)
5/24/2006	Common Stock	Hypo Bank	200,000	$150,000	(A)(2)
6/5/2006	Common Stock	UBS	133,334	$100,000	(A)(2)
8/16/2006	Common Stock	Investor’s Link Ventures	42,670	$32,000	(A)(2)
8/23/2006	Common Stock	Investor’s Link Ventures	93,340	$70,000	(A)(2)
10/20/2006	Common Stock	Investor’s Link Ventures	133,334	$100,000	(A)(2)
12/18/2006	Common Stock	Investor’s Link Ventures	133,334	$100,000	(A)(2)

*	There were no underwriter discounts or commissions associated with these sales of common stock for cash.

(1)	Valued at $1.00 per common share.

(2)	Valued at $0.75 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued as compensation to independent contractors
5/24/2006	Common Stock	Jonathan Dariyanani, Esq.	10,000	14,000	(B)(1)
12/22/2006	Common Stock	Alexander Khersonski	25,000	24,000	(B)(2)

(1)	Issued as compensation for legal services. Valued at $1.40 per common share.

(2)	Issued as compensation for services as a member of the board of directors. Valued at $0.96 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued upon conversion of debt
2/2/2006	Common Stock	Unrelated Third-Parties	1,073,507	$985,133	(B)(1)

(1)	Issued upon conversion of all advances payable included as debt on our December 31, 2005 consolidated balance sheet. Valued at $0.91 per common share.

General Footnotes

(A)
We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirors relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirors.

(B)
We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act based on the following factors: (i) the number of offerees, (ii) the absence of general solicitation, (iii) representations obtained from the acquirors relative to their sophistication (or from offeree representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Notes 4 and 3 of each of our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, raising substantial doubt as to our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our consolidated financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, and make our estimates and assumptions based on actual historical experience which we believe to be reasonable under the circumstances at that time. Actual results may differ materially from our current estimates.

Research and Development Costs

We account for research and development expenses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2,“Accounting for Research and Development Costs”. Our research and development costs, which include expenses relating to the development of software to be used in our search engine technology, are expensed in the period in which they are incurred.

We capitalize the cost of materials and equipment acquired for research and development activities that have alternative future uses, such as computer equipment, in the period in which they are acquired.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment are provided over the estimated useful lives of the related assets using the straight-line method and the half-year convention.

Impairment Long-lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. The determination of any impairment loss includes a comparison of estimated undiscounted future cash flows anticipated during the remaining life of the asset or group of assets to the net carrying value of the asset or group of assets.  Where the net carrying value is less than the undiscounted future cash flows, an impairment loss is recognized.

Income Taxes

We determine deferred tax liabilities and assets based on the differences between the book values and the tax bases of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax asset if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency Transactions

We incur a substantial number of operational transactions in Canada which we carry out in Canadian currency through a bank account maintained for that purpose. Included among such transactions are payment of salaries, rent, consulting and other related expenses. At the time of such payment each Canadian disbursement is translated into U.S. dollar equivalents and an exchange gain or loss on currency is recorded.

OVERVIEW

FUSA Capital Corporation is a development stage technology company focused on the refinement and marketing of a comprehensive suite of audio and video search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web. It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future.

PLAN OF OPERATIONS

Over the next six to twelve months we intend to focus on expanding the number of websites that the company develops, operates and markets. It is believed that this will increase the company’s overall value by increasing its assets and marketability via the additional websites. It is also believed that this direction will give the company an increased ability to better monetize our traffic.

By September 30, 2007, we believe that we will have enough visits to our sites, and therefore enough customer usage data and evidence of interest and usability, to begin producing advertising revenue. Our strategy involves enticing potential clients with the richness of our consumer data and the substantial traffic on our websites interest and use we hope to have already generated with our websites and size of potential revenue returns that our software can provide to these clients via enhancements in the way that they market video and audio content.

We also anticipate spending approximately $2,000,000 on operations and salaries and costs related to marketing and research and development over the course of the next twelve months. In addition to the payments for office space, we believe that we will have to spend approximately $100,000 for our servers and network administration costs.

Our twelve-month plan requires us to accomplish the following steps:

•	Increase traffic to all websites by focusing on retention of current users and driving traffic for significant increases in new users to all websites.

•	Continue to develop our technical team;

•	Compile usage statistics for our websites;

•	Identify our most likely customers from amongst content providers;

•	Develop rapport with likely content customers;

•	Present content customers with sales presentation;

•	Add at least one additional site under the “searchformedia” umbrella; and

•	Architect and begin development of subsequent versions and upgrades to core technology.

RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE FISCAL YEAR ENDED DECEMBER 31, 2006

Revenues

Our revenues increased $13,931 from $182 for the eleven months ended December 31, 2005 to $14,113 for the fiscal year ended December 31, 2006. This increase was primarily attributable to earned interest.

Research and Development

Research and development expenses decreased $1,790,129 from $2,254,152 for the eleven months ended December 31, 2005 to ($464,023) for the fiscal year ended December 31, 2006. This decrease was primarily attributable to the cancellation of stock compensation previously issued for development services.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses decreased $697,155, from $1,601,798 for the eleven months ended December 31, 2005 to $904,643 for the fiscal year ended December 31, 2006. This decrease is primarily attributable to a decrease in the amount of administrative overhead.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2006 we had $68,923 of cash on hand.

Our net loss decreased $3,655,750 from $4,091,157 for the eleven months ended December 31, 2005 to $435,407 for the fiscal year ended December 31, 2006, and our working capital deficit decreased $819,450, from ($739,022) for the eleven months ended December 31, 2005 to $80,428 for the fiscal year ended December 31, 2006.

Net cash used in operating activities increased $422,765, from $794,414 for the eleven months ended December 31, 2005 to $1,217,179 for the fiscal year ended December 31, 2006. This increase was primarily the result of the cancellation of 600,000 shares of common stock previously issued for services rendered.

Net cash provided by financing activities decreased $250,581, from $1,202,851 for the eleven months ended December 31, 2005 to $952,000 for the fiscal year ended December 31, 2006. Net cash provided by financing activities for was primarily attributable to interest earned.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have obtained verbal commitments from our security holders to make further investments in our company; however, there can be no assurance that those further investments, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of our products or services, or locating a strategic partner willing to finance our further development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing products and services.

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-KSB, you should carefully consider the following cautionary statements and risk factors.

GENERAL BUSINESS RISKS

We are a development stage company and based on our historical operating losses and negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

We have a history of operating losses and negative cash flows from operating activities. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. There can be no assurance that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

Our accumulated deficit makes it more difficult to borrow funds.

As of the fiscal year ended December 31, 2006, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our consolidated accumulated deficit was $4,526,564. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

From inception, we have historically generated minimal revenues while sustaining considerable operating losses and we anticipate incurring continued operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

From inception, we have generated minimal revenues and experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows in the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for (i) infrastructure, (ii) sales and marketing, (iii) research and development, and (iv) general business enhancements. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segment from new market entrants as well as a number of established companies with greater resources and existing customer bases.

The market for search engine solutions rapidly evolves and is intensely competitive as established companies and new market entrants are regularly introducing new or enhanced search technologies. Competition in our market segment is based primarily upon:

•	brand recognition;

•	ease of use and access;

•	availability of financial resources;

•	the quality of search results, in terms of speed and relevance; and

•	reviews received from independent reviewers who publish in magazines, websites, newspapers and other industry publications;

To remain competitive in our market segments we rely heavily upon what we believe to be the superior quality of our products and services, our marketing and sales abilities, technology, product and service development capabilities and our management’s experience. However, we may not be able to effectively compete in this intensely competitive market, as some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources, affording them the ability to undertake more extensive marketing campaigns and adopt more aggressive pricing policies, than we can. Moreover, we believe that competition from new entrants will increase as the market for search engine solutions expands. If our products and services are not successful, our business, financial condition and results of operations will be negatively affected.

Our intellectual property may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our business.

Our intellectual properties are the most important assets that we possess in our ability to generate revenues and profits and we rely very significantly on these intellectual property assets in being able to effectively compete in industry. However, our intellectual property rights may not provide meaningful protection from unauthorized use by others, which could result in an increase in competing services and a reduction in our own revenues. Moreover, if we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case. We may not have adequate remedies if our proprietary content is appropriated.

If our products and services infringe upon the proprietary rights of others, lawsuits may be brought requiring us to pay large legal expenses and judgments, redesign some or all of our products and services or discontinue our use of certain technologies and practices.

We are not aware of any circumstances under which our products or services infringe upon any valid existing proprietary rights of third parties. Infringement claims, however, could arise at any time, whether or not meritorious, and could result in time consuming and costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign some or all of our products and services or discontinue our use of certain technologies and practices. Any of these outcomes, individually or collectively, would negatively affect on our business, financial condition and results of operations.

If we are unable to successfully break into the search engine industry, implement our growth strategy or manage our business as it does grow, our future operating results could suffer.

As a development stage company we face several challenges in entering the search engine industry, particularly users’ lack of awareness of our company, competing for market share with established consumer retail product manufacturers and difficulties in competing for, hiring and retaining representative personnel in each of our respective potential markets. In addition, we face several challenges common to any new market entrant, including problems typically associated with unfamiliarity of local market conditions and market demographics. Each new market we enter may also have different competitive conditions, consumer tastes and discretionary spending patterns, which may require us to adjust our growth strategy or modify the way in which we manage our business. To the extent that we are unable to break into or meet the challenges associated with establishing ourselves in a new market, our future operating results could suffer and our financial condition and business may be negatively affected. See “Business—Marketing and Advertising”.

We are subject to a variety of United States and foreign laws which could subject us to claims or other remedies based on the nature and content of the information searched for or displayed by our products and services.

The laws relating to the liability of providers of online services are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both United States and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the information searched for or displayed by our products and services.

In addition, compliance with these laws is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under the age of 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of complying with these laws may increase in the future as a result of changes in interpretation, and any failure on our part to comply with these laws may subject us to significant liabilities.

We face substantial competition in attracting and retaining qualified senior management and highly skilled key personnel and may be unable to develop and grow our business if we cannot attract and retain as necessary, or if we were to lose our existing, senior management and key personnel.

As a development stage company, our success, to a large extent, depends upon our ability to attract, hire and retain highly qualified and knowledgeable senior management and key personnel who possess the skills and experience necessary to satisfy our business and client service needs. Our ability to attract and retain such senior management and key personnel will depend on numerous factors, including our ability to offer salaries, benefits and professional growth opportunities that are comparable with and competitive to those offered by more established internet and media search engine companies. We may be required to invest significant time and resources in attracting and retaining, as necessary, additional senior management and highly skilled key personnel, and many of the companies with which we will compete for any such individuals have greater financial and other resources, affording them the ability to undertake more extensive and aggressive hiring campaigns, than we can. Furthermore, an important component to the overall compensation offered to our senior management and key personnel may be equity. If our stock prices do not appreciate over time, it may be difficult for us to attract and retain senior management and highly skilled key personnel. Moreover, should we lose any members of our senior management or key personnel, we may be unable to prevent the unauthorized disclosure or use of our trade secrets, including our technical knowledge, practices, procedures or client. The normal running of our operations may be interrupted, and our financial condition and results of operations negatively affected, as a result of any inability on our part to attract or retain the services of qualified and experienced senior management and highly skilled key personnel, any member of our existing senior management or key personnel leaving and a suitable replacement not being found, or should any of our former senior management or key personnel disclose our trade secrets.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “FSAC”, there is currently a volatile and thinly traded market for our common stock which may not be maintained. Failure to develop maintain adequate trading volumes and price stability in the stock will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products introduced or announced by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock trades on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the prospective investor with current bid and ask quotations for the penny stock;

•	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•	provide investors monthly account statements showing the market value of each penny stock held in the their account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

We do not intend to pay any common stock dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock and, because we have very limited resources and a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them. If you require dividend income, you should not rely on an investment in our common stock.

Future issuances of our common stock may depress our stock price and dilute your interest.

We may issue additional shares of our common stock in future financings or grant stock options to our employees, officers, directors and consultants under our stock incentive plan. Any such issuances could have the affect of depressing the market price of our common stock and, in any case, would dilute the percentage ownership interests in our company by our shareholders. In addition, we could issue serial preferred stock having rights, preferences and privileges senior to those of our common stock, including the right to receive dividends and/or preferences upon liquidation, dissolution or winding-up in excess of, or prior to, the rights of the holders of our common stock. This could depress the value of our common stock and could reduce or eliminate amounts that would otherwise have been available to pay dividends on our common stock (which are unlikely in any case) or to make distributions on liquidation.

ITEM 7. FINANCIAL STATEMENTS.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the Year Ended December 31, 2006, and for the period from February 9, 2005 (Inception) through the Year Ended December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, and for the period from February 9, 2005 (Inception) through the Year Ended December 31, 2005	F-6

Consolidated Statements of Stockholders’ Equity (Deficit)	F-7

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fusa Capital Corporation.

We have audited the accompanying balance sheet of Fusa Capital Corporation as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Fusa Capital Corporation as of December 31, 2005, were audited by other auditors whose report dated March 31, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FUSA Capital Corporation. as of December 31, 2006 and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not commence planned principal operations as of December 31, 2006 and its lack of revenues raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 20, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

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

Braverman International, P.C.
Prescott, Arizona
March 31, 2006

FUSA CAPITAL CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$68,923	$342,094
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	500	11,120

Total Current Assets	98,173	381,964

Property and equipment-Note 4	29,344	30,252

Lease deposits	2,155	7,603

Total Assets	$129,672	$419,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49,244	$173,708
Advances payable	-	985,133

Total Current Liabilities	49,244	1,158,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000 Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000 Shares authorized, 59,847,083 issued and outstanding -2006 (2005-58,202,564 issued and outstanding)	5,983	5,820
Paid in capital	4,601,009	3,346,315
Deficit accumulated during the development stage	(4,526,564)	(4,091,157)

Total Stockholders’ Equity (Deficit)	80,428	(739,022)

	$129,672	$419,819

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31, 2006	February 9, 2005 (Inception) to December 31, 2006	February 9, 2005 (Inception) to December 31, 2006

REVENUE
Sales	$13,150	$-	$13,150
Interest	963	182	1,145
Total	14,113	182	14,295

EXPENSES
Selling, general and administrative	904,643	1,601,798	2,506,441
Research and development - Note 4	(464,023)	2,254,152	1,790,129
Beneficial conversion expense	-	230,900	230,900
Interest	-	1,631	1,631
Depreciation and amortization	8,900	2,858	11,758

Total Expense	449,520	4,091,339	4,540,859

NET INCOME (LOSS)	$(435,407)	$(4,091,157)	$(4,526,564))

NET LOSS PER COMMON SHARE, BASIC	$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,424,256	54,232,695

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006	February 9, 2005 (Inception) to December 31, 2005	February 9, 2005 (Inception) to December 31, 2006

OPERATING ACTIVITIES
Net loss from operations	$(435,407)	$(4,091,157)	$(4,526,564)

Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	(732,000)	2,861,250	2,129,250
Common stock issued for services	38,000	9,000	47,000
Stock options issued for services	8,728	46,941	55,669
Beneficial conversion feature on warrant issuance	-	230,900	230,900
Depreciation and amortization	8,900	2,858	11,758
Loss on disposal of property and equipment	-	4,486	4,486

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	10,620	(11,120)	(500)
Decrease (increase) in accounts payable and accrued liabilities	(121,468)	160,031	38,563
Decrease (increase) in lease deposits	5,448	(7,603)	(2,155)

Total adjustments	(781,772)	3,296,743	2,514,971

Net cash (used by) operating activities	(1,217,179)	(794,414)	(2,011,593)

INVESTING ACTIVITIES
(Increase) in property and equipment	(7,992)	(37,593)	(45,585)

Net cash (used by) investing activities	(7,992)	(37,593)	(45,585)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	184	184
Proceeds from issuance of common stock	952,000	310,000	1,262,000
Offering costs from issuance of stock	-	(4,000)	(4,000)
Increase (decrease) in advances payable	-	896,667	896,667

Net cash provided by financing activities	952,000	1,202,851	2,154,851

Net increase (decrease) in cash	(273,171)	370,844	97,673

Cash, beginning of period	370,844	-	-

Cash, end of period	$97,673	$370,844	$97,673

Cash Summary, September 30
Cash	$68,923	$342,094	$68,923
Restricted Cash	28,750	28,750	28,750

Total	$97,673	$370,844	$97,673

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$102,140	$102,140
Less cash received	-	184	184
Total non-monetary net liabilities assumed	$-	$101,956	$101,956

Interest paid	$-	$1,631	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)

Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement

March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000

March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000

April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000

April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000

April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-

930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation

June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500

July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000

September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000

September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500

October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750

November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees

April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005 to December 31, 2005				(4,079,552)	(4,079,552)

Balances, December31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157)	$(739,022)

Stock options issued for Compensation to non-employees

January 1, 2006 7,273 options vested@ FMV $.41 per share			2,996		2,996

April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728

Shares issued for services to non-employees

May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000

December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement

February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000

May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000

June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000

August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000

August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000

October 20, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000

December 18,2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000

Shares exchanged for debt

February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006
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

As of December 31, 2006 the Company was in the process of developing software to integrate into a search engine using principally video and audio as its primary source for users to quickly locate what is on the world wide web. At that date the search engine was in Beta 2 testing and users are able to test it and comment on it.

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

Note 1 - Significant accounting policies

Consolidated financial statements

In March 2005, the subsidiary was dissolved, however, its operating results were included in the accompanying consolidated financial statements for the year ended December 31, 2005. Accordingly, all intercompany transactions have been eliminated as of that date.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses duringt the reporting period. Actual results could differ from these estimates.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

Restricted cash

At December 31, 2006 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct-response advertising costs requiring capitalization. Non direct and related costs incurred during the year December 31, 2006 within this category, which are included in selling, general and administrative expense, amounted to approximately $113,251. Non direct and related costs incurred during 2005 within this category amounted to approximately $180,000.

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

Research and development costs

Pursuant to SFAS No. 2,“Accounting for Research and Development Costs,” our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of December 31, 2006.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the year ended December 31, 2006, and 2005, the currency exchange transactions resulted in a gain of $ 30 and $11,688, respectively. As of December 31, 2006, and 2005, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date, was converted into a U. S. dollar equivalent amount.

Note 2 - Going concern

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of December 31, 2006.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

Note 3 - Related party transactions

During the year ended December 31, 2006, in lieu of paying its technology officer’s his earned compensation directly of $90,518 (2005 - $ 182,686), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through December 31, 2006, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

A director of the Company received 25,000 shares in the year 2006 with fair market value of $ 24,000 for services rendered. Compensation expense related to the share issue is included in selling and administrative expenses.

Note 4 - Property and equipment

A summary of property and equipment as of December 31, 2006 follows:

	Cost	Accumulated depreciation and amortization	Net book value

Furniture and fixtures	$8,228	$1,872	$6,356
Computer systems	24,253	6,773	17,480
Leasehold improvements	8,621	3,113	5,508

	$41,102	$11,758	$29,344

A summary of property and equipment as of December 31, 2005 follows:

	Cost	Accumulated Depreciation and amortization	Net book value
Furniture and fixtures	$7,470	$697	$6,773
Computer systems	17,019	1,922	15,097
Leasehold improvements	8,621	239	8,382

	$33,110	$2,858	$30,252

Note 5 - Advances payable

Advances payable at December 31, 2005 of $ 985,131 consists of advances from unrelated parties that are non-interest bearing, unsecured and have no fixed terms of repayment, and are repayable or convertible into the common stock of the Company.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

During the year ended December 31, 2006, all of the advances payable were converted in common stock of the Company.

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

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of December 31, 2006 for the fiscal years ended:

2007	$28,311
2008	23,593

Lease and rental expense included in selling and administrative expenses for the year totaled $61,370 (2005 - $ 30,223).

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

Note 7 - Issuance of Common Stock

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

During the year, the company issued 1,209,346 shares of common stock for proceeds of $ 952,000.

During the year, the company issued 10,000 shares of common stock for services rendered. The resulting value of stock compensation of $ 14,000 has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2006.

During the year, the company issued 25,000 shares of common stock to a director of the company for services rendered. The resulting value of stock compensation of $ 24,000 has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2006.

In addition, the company cancelled 600,000 shares of common stock which had previously been issued for services rendered. The previously recorded value of stock compensation of $ 722,000 has been credited to research and development expenses and included as a component of shareholders’ equity as at December 31, 2006.

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

For the period from inception on February 9 - December 31, 2005
Dividend yield	Nil
Expected volatility	58%
Risk free interest rate	4.15%
Expected life of options	2 years
Weighted average grant date fair value	$.33

The following table represents stock option activity for the period from inception on February 9, 2005 to December 31, 2005:

	Number of shares	Weighted Average Exercise Price
Outstanding options at beginning of period	-	-
Granted	200,000	$1.04
Exercised	-	-

Outstanding options at end of period	200,000	$1.04

Outstanding exercisable, December 31, 2005, vested	141,819.97

Note 8 - Deferred Tax Assets

The provision for current income taxes is as follows as of December 31, 2006 and 2005:

2005
Federal tax benefit at statutory rates-34%	$(1,390,993)
Permanent differences	95,996
Valuation allowance	1,294,997
Income tax expense	$0

The following table summarizes the significant components of the Company’s deferred tax assets:

Deferred tax Assets	2005
Non-capital loss carryforward	$1,294,997
Less: valuation allowance	(1,294,997)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry.

Note 9 - Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2006, the Company has a net operating loss carryforward which expires commencing in 2025, totaling approximately $4,526,000 the benefit of which has not been recorded in the financial statements. Because of the change of control of the company and the issuance of more than 50% of stock in a three year testing period, the net operating loss carryforward may be limited in the annual amount that be used against future taxable income of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, Jenifer Osterwalder, as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of her evaluation our Chief Executive Officer and Principal Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2006.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2006:

Name	Age	Position
Jenifer Osterwalder	41	Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and Director.

Tommy Jo St. John	32	Chief Technology Officer

David Clarke	46	Vice President, Business Development

Alexander Khersonski	34	Director

Jenifer Osterwalder - Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and Director

Jenifer Osterwalder has served as our Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and as a director since March 7, 2005. Previously, from January 2005 to March 2005, Ms. Osterwalder served as President, Chief Executive Officer, Treasurer, Secretary and as a director FUSA Technology Investments Corp. From January 2000 to January 2005 she served as an consultant investment banker to Five Seas Securities, Ltd., a securities firm in British Columbia, Canada. From August 2004 to December 2004 Ms. Osterwalder served as a consultant Manger to International Conference Services, Ltd., a conference and destination management firm in British Columbia, Canada. From January 2003 to December 2003, she served as a consultant Investment Liaison and Marketing Director for Terrikon Corporation, in British Columbia, Canada. Ms. Osterwalder received her Bachelor of Science in Business Administration in marketing and logistics from Ohio State University.

David Clarke - Vice President, Business Development

David Clarke has served as our Vice President, Business Development since August, 2006 Previously, from June 2004 to July, 2006, Mr. Clarke served as a director with Rocketinfo, a leading RSS company providing aggregated news and weblog content search solutions. From May 2000 to May 2004, he served as an independent marketing and business development consultant.

Tommy Jo St. John - Chief Technology Officer

Tommy Jo St. John has served as our Chief Technology officer since March 7, 2005. In addition, Mr. St. John serves as the Principal of Newport Technologies, an information technology consulting firm. He has served in that position since June of 2000.

Alexander Khersonski - Director

Alexander Khersonski has served as one of our directors since March 7, 2005. In addition, Mr. Khersonski currently serves as a Senior Accountant for Service Corporation International (formerly Alderwood Group, Inc.), a provider of funeral, cremation and cemetery services throughout North America, a position which he has held since November 2004. From August 2004 to October 2004 Mr. Khersonski served as Assistant Controller for Scorpio Mining Corporation, a publicly traded mineral exploration company in British Columbia, Canada. From September 2003 to July 2004 he served as a Corporate Accountant in client services at Dawn Pacific Management Corporation, an accounting and regulatory maintenance services firm in British Columbia, Canada. From January 2000 to August 2000 he served as a consultant to ICC International Business Services Ltd., in British Columbia, Canada. Additionally, from September 2000 to August 2003 Mr. Khersonski served as a Senior Accountant for the Jewish Community Centre of Greater Vancouver. Mr. Khersonski received holds a Certified General Accountant Designation from the Certified General Accountants Association of British Columbia, Canada. He received his Bachelor of Science in economics and management from Chelyabinsk State Technical University, Chelyabinsk, Russia.

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Alexander Khersonski, a member of our board, qualifies as an audit committee financial expert (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B).

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: FUSA Capital Corporation., 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101.

COMPLIANCE WITH SECTION 16(A)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Jenifer Osterwalder	1	2	-

Alexander Khersonski	1	2	-

Tommy Jo St. John	1	2	-

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2006	$100,000	-	-	-	-	-	-	$100,000
Chief Executive Officer	2005	$ 85,000	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

Ms. Osterwalder is employed pursuant to a month to month employment agreement, which commenced on April 26, 2005. The agreement originally provided for an annual base salary of $51,000 with a potential for an annual bonus equal to 150% of the base salary, however, in 2006 the annual base salary was increased to $85,000. The agreement also provides for the issuance of options to purchase up 3,000,000 common shares subject to vesting to be determined by the board of directors. Since the agreement was entered into, the Board of Directors elected to grant Ms. Osterwalder options to purchase 5,000,000 common shares in lieu of the 3,000,000 that had been specified in her employment agreement. In the event Ms. Osterwalder is terminated by us, other than for cause, we are required to pay her severance of up to 150% of her base salary plus the acceleration of all then outstanding options.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2006.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Alexander Khersonski	$25,000	-	-	-	-	-	$25,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	454,549	$0.74	5,545,451
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2006. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 59,913,749 shares of common stock currently outstanding (reflects a three-for-one common stock dividend of our common shares that occurred on April 22, 2005) and no additional shares potentially acquirable within sixty days. The address of each person listed is care of FUSA Capital Corporation., 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101.

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	5,900,000	9.8%

Tommy Jo St. John (2)	7,510,000	12.5%

David Clark	-	- %

Alexander Khersonski (3)	170,000	0.3%

All officers and directors as a group (4 persons)	13,580,000	22.7%

(1)	Consists of stock options to acquire up to 5,000,000 shares of common stock, none of which are presently exercisable and 900,000 shares of common stock directly owned.

(2)	Consists of 7,510,000 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 100,000 shares of common stock, none of which are presently exercisable and 55,000 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
During the year ended December 31, 2006, in lieu of paying our Chief Technology Officer, Tommy Jo St. John, his earned compensation of $90,518 directly, we paid it instead to a consulting company owned by Mr. St John. This amount relates principally to Mr. St John’s efforts, through December 31, 2006, in furthering the development of our audio and video search engine technology.

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1
Plan and Agreement of Reorganization by and between FUSA Capital Corporation and FUSA Technology Investment Corporation, dated March 7, 2005, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 8, 2005.

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.1
Proprietary Information and Invention Assignment Agreement by and between FUSA Capital Corporation and Jenifer Osterwalder, dated March 30, 2005, incorporated by reference to Exhibit 99.1 on Form 10-KSB filed March 30, 2005.

10.2	2005 Stock Option Plan, dated April 18, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed April 19, 2005.

31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007. FILED HEREWITH

32.1
Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2007. FILED HEREWITH.

32.2
Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2007. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2005
Audit fees	$36,500	$18,523
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$36,500	$18,523

All audit fees are approved by our board of directors. Braverman International, P.C. (“Braverman”) were our principal accountants for the eleven months ended December 31, 2005, and Moore & Associates, Chartered (“Moore”) were our principal accountants for the fiscal year ended December 31, 2006, neither provided any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by Moore and Braverman, during the fiscal year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $36,500 and $18,523, respectively.

Audit-Related Fees

Audit-related fees billed by Moore and Braverman during the fiscal year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore and Braverman during the fiscal year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Moore and Braverman during the fiscal year ended December 31, 2006 and the eleven months ended December 31, 2005, for services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2007	FUSA CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer & Principal Financial Officer