Form 10QSB
period 2007-03-31
FUSA CAPITAL CORP
filed 2007-05-09
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
[X] YES  [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 59,913,749 common stock shares, par value $0.0001, as of March 31, 2007.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheet March 31, 2007 (unaudited)	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and cumulative from inception on February 9, 2005 through March 31, 2007.	5

	Unaudited Condensed Consolidated Statement of Cashflows for the three months ended March 31, 2007 and cumulative from inception on February 9, 2005 through March 31, 2007.	6

	Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through March 31, 2007	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	13

Item 3	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders.	18

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

Signature		20

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

 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying un audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The following interim un audited financial statements of FUSA Capital Corporation (the “Company”) for the three-month period ended March 31, 2007 are included with this Quarterly Report on Form 10-QSB:

Condensed Consolidated Balance Sheet March 31, 2007 (unaudited)

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and cumulative from inception on February 9, 2005 through March 31, 2007.

Unaudited Condensed Consolidated Statement of Cashflows for the three months ended March 31, 2007 and cumulative from inception on February 9, 2005 through March 31, 2007.

Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through March 31, 2007

Notes to Financial Statements (unaudited)

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$86,341	$68,923
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	3,000	500

Total Current Assets	118,091	98,173

Property and equipment-Note 5	32,643	29,344

Lease deposits	2,155	2,155

Total Assets	$152,889	$129,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47,355	$49,244

Total Current Liabilities	47,355	49,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-
Common stock, par value $.0001, 500,000,000
Shares authorized, 60,047,083 issued and outstanding (2006-59,847,083 issued and outstanding)	6,003	5,983
Paid in capital	4,750,989	4,601,009
Deficit accumulated during the development stage	(4,651,458)	(4,526,564)

Total Stockholders’ Equity (Deficit)	105,534	80,428

	$152,889	$129,672

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended March 31, 2007 and March 31, 2006 for the period February 9, 2005 (Inception) to March 31, 2007

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	February 9, 2005 (Inception) to March 31, 2007

REVENUE
Sales	$-	$1,019	$13,150
Interest	-	-	1,145
	-	1,019	14,295

EXPENSES
Selling, general and administrative	104,844	300,074	2,611,285
Research and development-Note 4	17,608	24,440	1,807,737
Beneficial conversion expense	-	-	230,900
Interest	-	-	1,631
Depreciation and amortization	2,442	1,596	14,200

Total Expenses	124,894	326,110	4,665,753

NET INCOME (LOSS)	$(124,894)	$(326,110)	$(4,651,458)

NET LOSS PER COMMON SHARE, BASIC	$(0,00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,980,416	59,184,902

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTEIRM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2007 and March 31, 2006 for the period from February 9, 2005 (Inception) to March 31, 2007

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	February 9, 2005 (Inception) to March 31, 2007

OPERATING ACTIVITIES
Net loss from operations	$(124,894)	$(325,091)	$(4,651,458)

Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	2,442	1,596	14,200
Loss on disposal of property and equipment	-	-	4,486

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(2,500)	10,620	(3,000)
Decrease (increase) in accounts payable and accrued liabilities	(1,889)	(108,220)	36,674
Decrease (increase) in lease deposits	-	-	(2,155)

Total adjustments	(1,947)	(96,004)	2,513,024

Net cash (used by) operating activities	(126,841)	(421,095)	(2,138,434)

INVESTING ACTIVITIES
(Increase) in property and equipment	(5,741)	-	(51,326)

Net cash (used by) investing activities	(5,741)	-	(51,326)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	150,000	400,000	1,412,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	150,000	400,000	2,304,851

Net increase (decrease) in cash	17,418	(21,095)	115,091

Cash, beginning of period	97,673	370,844	-

Cash, end of period	$115,091	$349,749	$115,091

Cash Summary, March 31,
Cash	$86,341	$320,999	$86,341
Restricted Cash	28,750	28,750	28,750

Total	$115,091	$349,749	$115,091

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000
Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)
Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)
Beneficial conversion feature-930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation
June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees
April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643
Loss for the period from March 6, 2005 to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for Compensation to non-employees
January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728

Shares issued for services to non-employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement
February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000

Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private placement
February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
Loss for the period ended March 31, 2007				(124,894)	(124,894)

Balances, March 31, 2007	60,047,083	6,003	4,750,989	(4,561,458)	105,534

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007

Note 1 - Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared by FUSA Capital Corporation ( the “Company” pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At March 31, 2007 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization. Non direct and related costs incurred during the year March 31, 2007 within this category, which are included in selling, general and administrative expense, amounted to approximately $21,476 ( 2006-76,000).

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of March 31, 2007.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the year ended March 31, 2007, the currency exchange transactions resulted in a (loss) gain of $ (25) (2006 -3,379). As of March 31, 2007, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of March 31, 2007.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007

Note 4 - Related party transactions

During the period March 31, in lieu of paying its former technology officer his earned compensation directly of $1,358 (2006- $ 18,559), it paid it to a consulting company owned by the former officer. This amount relates principally to his efforts through March 31, 2007, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of March 31, 2007 follows:

		Cost	Accumulated Depreciation and Amortization	Net Book Value

Furniture and fixtures	$8,228	$2,166	$6,062	$6,356
Computer systems	28,601	6,809	21,792	17,480
Leasehold improvements	8,621	3,832	4,789	5,508

	$45,450	$12,807	$32,643	29,344

Note 6 - Commitments and contingencies

Operating Leases

The Company conducts its operations from two separate office facilities in Vancouver, Canada and one office in Seattle, Washington. One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of March 31, 2007. The office in Seattle is leased under a month to month rental.

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of March 31, 2007 for the fiscal years ended:

2007	$21,233
2008	23,593

Lease and rental expense included in selling and administrative expenses for the year totaled $5,276 ( 2006- $ 16,542)

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Interim Notes to  Consolidated Financial Statements
March 31, 2007

Note 7 - Issuance of Common Stock

During the period, the company issued 200,000 shares of common stock for cash consideration of $ 150,000.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web. It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future.

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

Our principal executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101. Our phone number is (206) 274-5107.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2007, the Company generated no significant revenues and posted a net loss of $4,651,458 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $4,651,458 for the period from inception to March 31, 2007.

Our financial statements included in this report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of business.

Cash and Working Capital

The Company's cash balance as of March 31, 2007 was $115,091, as compared to the cash balance of $349,749 as of March 31, 2006.

Three Month Period Ending March 31, 2007

Operating expenses for the three month period ended March 31, 2007 totaled $124,894 and from inception to the period ended March 31, 2007 totaled $4,665,753. The company experienced a net loss of $124,894 and $4,651,458 for the three month period ended March 31, 2007 and from inception to period ended March 31, 2007, respectively, against $14,295 revenue from operations and interest in the entire period and no revenue in the three month period ending March 31, 2007. The major expenses during this three month period were for general and administrative expenses and legal and accounting fees.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended March 31, 2007.

Liquidity and Capital Resources

For the three month period ended March 31, 2007, net cash used in operating activities, consisting mostly of loss from operations was $126,841. For the period from inception to March 31, 2007, net cash used in operating activities, consisting mostly of loss from operations was $2,138,434.

For the period from inception to March 31, 2007, net cash resulting from financing activities was in the amount of $2,304,851.

Our capital resources have been limited. We have not yet generated significant revenues, and to date have relied on the sale of equity and related party loans for cash required for our activities. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2006. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

PLAN OF OPERATION

Over the next six to twelve months we intend to focus on expanding the number of websites that the company develops, operates and markets. It is believed that this will increase the company’s overall value by increasing its assets and marketability via the additional websites. It is also believed that this direction will give the company an increased ability to better monetize our traffic.

By September 30, 2007, we believe that we will be in a position to begin producing advertising revenue. Our strategy involves using multiple advertising streams in order to maximize revenue. Combined with anticipated high traffic and rich consumer usage data it is the intention to escalate revenues over time.

We also anticipate spending approximately $2,000,000 on operations and salaries and costs related to marketing and research and development over the course of the next twelve months. In addition to the payments for office space, we believe that we will have to spend approximately $100,000 for our servers and network administration costs.

Our twelve-month plan requires us to accomplish the following steps:

•	Increase traffic to all websites by focusing on retention of current users and driving traffic for significant increases in new users to all websites.

•	Continue to develop our technical team;

•	Compile usage statistics for our websites;

•	Identify our most likely customers amongst content providers;

•	Develop rapport with likely content customers;

•	Present content customers with sales presentation;

•	Add at least one additional site under the “searchformedia” umbrella; and

•	Architect and begin development of subsequent versions and upgrades to core technology.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities Recent Sales of Unregistered Securities

During the period, the company issued 200,000 shares of common stock for cash consideration of $150,000

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

3.2	By-Laws of the Company adopted September 13, 2000 , incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

On March 1, 2007, the Company filed a report on form 8-K relating to the adoption of it’s 2007 Stock Option and Compensation Award Plan (the "Plan").

Key features of the Plan include the following:

o	All directors, employees, consultants, advisors of FUSA and its subsidiaries are eligible to participate in the Plan. It is a ten-year plan with a 7 million share authorization.

o	Options may be issued as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified stock options.

o
President and CEO Jenifer Osterwalder was granted options to purchase 5,000,000 shares of common stock under the Plan at an exercise price of $1.05 per share and with a term of five years, such options being subject to vesting over a period of two years.

o
Director Alexander Khersonski was granted options to purchase 100,000 shares of common stock under the Plan at an exercise price of $1.05 per share and with a term of five years, such options being subject to vesting over a period of two years.

o
Options granted under the Plan will have a maximum term of ten years and unless otherwise determined by the Compensation/Stock Option Committee at the time of grant will be subject to a vesting period of four years.

o
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

Dated: May 8, 2007