Form 10QSB
period 2007-06-30
FUSA CAPITAL CORP
filed 2007-07-30
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
[X] YES  [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 59,913,749 common stock shares, par value $0.0001, as of June 30, 2007.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet March 31, 2007 (unaudited) and December 31, 2006	4

	Interim Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and cumulative from inception on February 9, 2005 through June 30, 2007.	5

	Interim Consolidated Statement of Cashflows for the six months ended June 30, 2007 and June 30, 2006 and cumulative from inception on February 9, 2005 through June 30, 2007.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through June 30, 2007	7

	Notes to Financial Statements (unaudited)	9

Item 2.	Plan of operation	13

Item 3	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders.	18

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

Signature		19

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2005

	June 30	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$56,658	$68,923
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	3,000	500

Total Current Assets	88,408	98,173

Property and equipment-Note 5	30,202	29,344

Lease deposits	-	2,155

Total Assets	$118,610	$129,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,782	$49,244

Total Current Liabilities	44,782	49,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000
Shares authorized, 60,297,083 issued and outstanding (2006-59,847,083 issued and outstanding)	6,028	5,983
Paid in capital	4,900,964	4,601,009
Deficit accumulated during the development stage	(4,833,164)	(4,526,564)

Total Stockholders’ Equity (Deficit)	73,828	80,428

	$118,610	$129,672

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and six months ended June 30, 2007 and June 30, 2006 for the period February 9, 2005 (Inception) to June 30, 2007

	Three months	Three months	Six months	Six months	February 9, 2005
	ended	ended	ended	ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

REVENUE
Sales	$4,916	$5,750	$4,916	$6,769	$18,066
Interest	663	428	663	428	1,808
	5,579	6,178	5,579	7,197	19,874

EXPENSES
Selling, general and administrative	154,570	294,961	259,414	595,045	2,765,855
Research and development-Note 4	30,272	(572,935)	47,880	(548,495)	1,838,009
Beneficial conversion expense	-	-	-	-	230,900
Interest	-	-	-	-	1,631
Depreciation and amortization	2,443	2,629	4,885	4,215	16,643

Total Expenses	187,285	(275,345)	312,179	50,765	4,853,038

NET INCOME (LOSS)	$(181,706)	$ $ 281,523	$(306,600)	$43,568	$(4,833,164)

NET LOSS PER COMMON SHARE, BASIC	$0.00	$(0.00)	$(0,00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,130,416	59,260,516	60,097,083	59,522,709

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2007 and June 30, 2006
for the period from February 9, 2005 (Inception) to June 30, 2007

	Six months	Six months	February 9, 2005
	Ended	Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

OPERATING ACTIVITIES
Net loss from operations	$(306,600)	$(43,568)	$(4,833,164)

Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	(732,000)	2,129,250
Common stock issued for services	-	14,000	47,000
Stock options issued for services	-	8,728	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	4,885	4,125	16,643
Loss on disposal of property and equipment	-	-	4,486

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(2,500)	10,530	(3,000)
Decrease (increase) in accounts payable and accrued liabilities	(4,462)	(127,647)	34,101
Decrease in lease deposits	2,155	-	-

Total adjustments	78	(822,164)	2,515,049

Net cash (used by) operating activities	(306,522)	(865,732)	(2,318,115)

INVESTING ACTIVITIES
(Increase) in property and equipment	(5,743)	(7,234)	(51,328)

Net cash (used by) investing activities	(5,743)	(7,234)	(51,328)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	650,000	1,562,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	300,000	650,000	2,454,851

Net increase (decrease) in cash	(12,265)	(222,966)	85,408

Cash, beginning of period	97,673	370,844	-

Cash, end of period	$85,408	$148,878	$85,408

Cash Summary, June 30
Cash	$56,658	$119,128	$56,658
Restricted Cash	28,750	28,750	28,750

Total	$85,408	$147,878	$85,408

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000
Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)

Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement

March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)
Beneficial conversion feature- 930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation

June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees

April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643
Loss for the period from March 6, 2005 to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
Shares	Amount	Capital	Stage	Equity

Stock options issued for Compensation to non-employees

January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728

Shares issued for services to non-employees

May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement

February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000

Shares exchanged for debt

February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private placement

February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
May 20, 2007 Stock issued for cash @ $.60 per share	250,000	25	149,975		150,000
Loss for the period ended June 30, 2007				(306,600)	(306,600)

Balances, June 30, 2007	60,297,083	6,028	4,900,964	(4,833,164)	73,828

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 1 – Interim Reporting

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

The results of operations for the six months ended June 30, 2007 are not indicative of the results that may be expected for the full year.

Note 2 – Significant accounting policies

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

Restricted cash

At June 30, 2007 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
(Unaudited)

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the six months and three months ended June 30, 2007 within this category, which are included in selling, general and administrative expense, amounted to approximately $46,900 ( 2006-$91,000)  and $25,425 (2006-$17,000) respectively.

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of June 30, 2007.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months and six months ended June 30, 2007, the currency exchange transactions resulted in a (loss) gain of ( $2,426) (2005 –nil)and $3,379 (2005- nil). As of June 30, 2007, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of June 30, 2007.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 4 – Related party transactions

During the period, in lieu of paying its technology officer’s his earned compensation directly of $1,358 ( 2006- $ 81,273), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through June 30, 2007, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

	Cost	Accumulated Amortization	Net Book Value
			June 30	December
			2007	2006

Computer equipment	$28,601	$8,239	$20,362	$17,480
Furniture and fixtures	8,228	2,460	5,768	6,356
Leasehold improvements	8,621	4,549	4,072	5,508
	$45,450	$15,248	$30,202	$29,344

Note 6 – Commitments and contingencies

Operating Leases

The Company conducts its operations from two separate office facilities in Vancouver, Canada and one office in Seattle, Washington.  One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of March 31, 2006.

The office in Seattle is leased under a month to month rental.

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of June 30, 2007 for the fiscal years ended:

2007	$14,155
2008	23,593

Note 7 – Issuance of Common Stock

During the period, the company issued 450,000 shares of common stock for cash consideration of $ 300,000.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of audio and video search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web.  In addition, the company also operates the beta websites www.newstowatch.com, www.podanza.com and www.iheard.com, each of which presents innovative search technology to consumers to enable them to easily find the content of their choice.  It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future.

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

Since April, 2005 we have been actively engaged in the business of developing innovative multimedia search engine technologies for consumers and digital content providers. We operate a portfolio of consumer search services including the video search engine www.searchforvideo.com, news discovery service www.newstowatch.com, internet radio search engine www.iheard.com and podcast search engine www.podanza.com.

Our principal executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101. Our phone number is (206) 274-5107.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2007, the Company generated no significant revenues and posted a net loss of $4,833,164 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of June 30, 2007 was $56,658, as compared to the cash balance of $68,923 as of December 31, 2006.

Three Month Period Ending June 30, 2007

Operating expenses for the three month period ended June 30, 2007 totaled $187,285 and from inception to the period ended June 30, 2007 totaled $4,853,038. The company experienced a net loss of $181,706 and $4,833,164 for the three month period ended June 30, 2007 and from inception to period ended June 30, 2007, respectively, against $19,874 revenue, $18,066 from operations and $1808 from interest in the entire period and $5579, consisting of $4916 in revenues from sales and $663 in interest for the three month period ending June 30, 2007. The major expenses during this three month period were for general and administrative expenses and legal and accounting fees.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended June 30, 2007.

Liquidity and Capital Resources

For the three month period ended June 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $306,522. For the period from inception to June 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $2,318,115.

For the period from inception to June 30, 2007, net cash resulting from financing activities was in the amount of $2,454,851.

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

PLAN OF OPERATION

Over the next six to twelve months we intend to focus on continuing to develop and expand our proprietary search engine technology which is at the core of our consumer search offerings as well as expanding the number of websites that the company develops, operates and markets. It is believed that this will increase the company’s overall value by increasing its assets and marketability via the additional websites and by enhancing the company’s intellectual property position.  It is also believed that this direction will give the company an increased ability to better monetize our traffic.

By December 31, 2007, we believe that we will have enough visits to our sites, and therefore enough customer usage data and evidence of interest and usability, to begin producing advertising revenue. Our strategy involves enticing potential clients with the richness of our consumer data and the substantial traffic on our websites interest and use we hope to have already generated with our websites and size of potential revenue returns that our software can provide to these clients via enhancements in the way that they market video and audio content.

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

Our twelve-month plan requires us to accomplish the following steps:

· Increase traffic to all websites by focusing on retention of current users and driving traffic for significant increases in new users to all websites.

· Continue to add cutting edge video content through additional relationships with video publishers;

· Release fully-completed versions of our www.podanza.com, www.newstowatch.com and www.iheard.com search engine websites currently in beta release

· Continue to develop our technical team;

· Continue to Compile usage statistics for our websites;

· Continue to Identify our most likely customers from amongst content providers;

· Continue to Develop rapport with likely content customers;

· Present content customers with sales presentation;

· Add at least one additional site under the “searchformedia” umbrella; and

· Architect and begin development of subsequent versions and upgrades to core technology.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities Recent Sales of Unregistered Securities

During the period, the company issued 450,000 restricted shares of common stock for cash consideration of $ 300,000.

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

Dated: July 27, 2007