Form 10QSB
period 2007-09-30
FUSA CAPITAL CORP
filed 2007-11-13
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet June 30, 2007 (unaudited) and December 31, 2006	4

	Interim Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and cumulative from inception on February 9, 2005 through September 30, 2007.	5

	Interim Consolidated Statement of Cashflows for the nine months ended September 30, 2007 and September 30, 2006 and cumulative from inception on February 9, 2005 through September 30, 2007.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through September 30, 2007	7

	Notes to Financial Statements (unaudited)	9

Item 2.	Plan of operation	14

Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Security	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders.	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signature		20

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Unaudited)

	September 30	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$62,188	$68,923
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	39,948	500

Total Current Assets	130,886	98,173

Property and equipment-Note 5	27,759	29,344

Lease deposits	-	2,155

Total Assets	$158,645	$129,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,792	$49,244

Total Current Liabilities	64,792	49,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 5,000,000 Shares authorized, none issued	-	-
Common stock, par value $.0001, 500,000,000 Shares authorized, 60,947,083 issued and outstanding (2006-59,847,083 issued and outstanding)	6,093	5,983
Paid in capital	5,100,899	4,601,009
Deficit accumulated during the development stage	(5,013,139)	(4,526,564)

Total Stockholders’ Equity (Deficit)	93,853	80,428

	$158,645	$129,672

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2007 and September 30, 2006 for the period February 9, 2005 (Inception) to September 30, 2007
(Unaudited)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	February 9, 2005 (Inception) to September 30,
	2007	2006	2007	2006	2007

REVENUE
Sales	$12,140	$2,181	$17,056	$8,950	$30,206
Interest	392	253	1,055	681	2,200
	12,532	2,434	18,111	9,631	32,406

EXPENSES
Selling, general and administrative	149,867	156,896	409,281	751,941	2,915,722
Research and development-Note 4	40,198	46,659	88,078	(501,836)	1,878,207
Beneficial conversion expense	-	-	-	-	230,900
Interest	-	-	-	-	1,631
Depreciation and amortization	2,442	1,958	7,327	6,173	19,085

Total Expenses	192,507	205,513	504,686	256,278	5,045,545

NET INCOME (LOSS)	$(179,975)	$ $(203,079)	$(486,575)	$(246,647)	$(5,013,139)

NET LOSS PER COMMON SHARE, BASIC	$0.00	$(0.00)	$(0,00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,813,750	59,510,078	60,335,972	59,419,405

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2007 and September 30, 2006 for the period from February 9, 2005 (Inception) to September 30, 2007
(Unaudited)
	Nine months Ended September 30,	Nine months Ended September 30,	February 9, 2005 (Inception) to September 30,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss from operations	$(486,575)	$(246,647)	$(5,013,139)

Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	(732,000)	2,129,250
Common stock issued for services	-	14,000	47,000
Stock options issued for services	-	8,728	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	7,327	6,173	19,085
Loss on disposal of property and equipment	-	-	4,486
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(39,448)	10,620	(39,948)
Decrease (increase) in accounts payable and accrued liabilities	15,548	(126,759)	54,112
Decrease in lease deposits	2,155	-	-

Total adjustments	(14,418)	(819,238)	2,500,554

Net cash (used by) operating activities	(500,993)	(1,065,885)	(2,512,585)

INVESTING ACTIVITIES
(Increase) in property and equipment	(5,742)	(7,234)	(51,328)

Net cash (used by) investing activities	(5,742)	(7,234)	(51,328)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	500,000	752,000	1,762,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	500,000	752,000	2,654,851

Net increase (decrease) in cash	(6,735)	(321,119)	90,938

Cash, beginning of period	97,673	370,844	-

Cash, end of period	$90,938	$49,725	$90,938

Cash Summary, September 30
Cash	$62,188	$20,975	$62,188
Restricted Cash	28,750	28,750	28,750

Total	$90,938	$49,725	$90,938

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956
Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Paid-in	Deficit During Development Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)
Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement

March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000

March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000

April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000

April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000

April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-

930,000 warrants issued in above PPM			230,900		230,900
Shares issued as compensation

June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees

April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005 to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)(Continued)

Common Stock		Paid-in	Deficit During Development Accumulated	Total Stockholders’
Shares	Amount	Capital	Stage	Equity

Stock options issued for Compensation to non-employees
January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728
Shares issued for services to non-employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement

February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133
Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)
Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private placement

February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000

May 20, 2007 Stock issued for cash @ $.60 per share	250,000	25	149,975		150,000

July 10, 2007 Stock issued for cash @ $.40 per share	250,000	25	99,975		100,000

August 22, 2007 Stock issued for cash @ $.25 per share	400,000	40	99,960		100,000
Loss for the period ended September 30, 2007				(486,575)	(486,575)

Balances, September 30, 2007	60,947,083	6,093	5,100,899	(5,013,139)	93,853

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
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

The results of operations for the nine months ended September 30, 2007 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At September 30, 2007 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the nine months and three months ended September 30, 2007 within this category, which are included in selling, general and administrative expense, amounted to approximately $71,389 ( 2006-$98,000)  and $24,489 (2006-$7,000) respectively.

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of September 30, 2007.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months and nine months ended September 30, 2007, the currency exchange transactions resulted in a (loss) gain of  $1,992 (2006 –(2,264)) and $435 (2006- $ (5,643)). As of September 30, 2007, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated significant revenues. It has incurred a significant operating loss as of September 30, 2007.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

Note 4 – Related party transactions

During the period, in lieu of paying its technology officer’s his earned compensation directly of  $1,358 ( 2006- $ 81,273), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through September 30, 2007, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

			Net Book Value
		Accumulated	September 30	December
	Cost	Amortization	2007	2006

Computer equipment	$28,601	$9,669	$18,932	$17,480
Furniture and fixtures	8,228	2,754	5,474	6,356
Leasehold improvements	8,621	5,268	3,353	5,508
	$45,450	$17,691	$27,759	$29,344

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

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of September 30, 2007 for the fiscal years ended:

2007	$7,078
2008	23,593

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

Note 7 – Issuance of Common Stock
During the period, the company issued 1,100,000 shares of common stock for cash consideration of $500,000.

Note 8- Technology License Agreement

During the period, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of search engine related technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web.  In addition, the company also operates the websites www.newstowatch.com, www.podanza.com and www.iheard.com, each of which presents innovative search technology to consumers to enable them to easily find the content of their choice.  It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future.

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

On August 23, 2007, we entered into a Technology License Agreement with Minerva Technologies Pvt. Ltd., an Indian corporation ("Minerva"), whereby we received a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software ("ASES") Technology and MyWorld Service powered by its Artificial Intelligence Text Mining (AITM) engine in exchange for 23,000,000 of our common shares.

Our principal executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101. Our phone number is (206) 274-5107.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2007, the Company generated no significant revenues and posted a net loss of $5,013,139 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of September 30, 2007 was $62,188, as compared to the cash balance of $68,923 as of December 31, 2006.

Three Month Period Ending September 30, 2007

Operating expenses for the three month period ended September 30, 2007 totaled $192,507 and from inception to the period ended September 30, 2007 totaled $5,045,545. The company experienced a net loss of $179,975 and $5,013,139 for the three month period ended September 30, 2007 and from inception to period ended September 30, 2007, respectively, against $32,406 in revenue, $30,206 from operations and $2,200 from interest in the entire period and $12,532 in revenue, consisting of $12,140 in revenues from sales and $392 in interest for the three month period ending September 30, 2007. The major expenses during this three month period were for general and administrative expenses, research and development expenses on our websites and legal and accounting fees.

Revenues increased during the period as compared with comparable periods in 2006.  In contrast to our performance over the same 9 month period ending September 30, 2006, where revenues from operations were $8,950, revenues from operations in the nine month period ending September 30, 2007 were $17,056, representing a 91% increase.  For the three month period ending September 30, 2006, our revenues from operations were $2,181 as compared to $12,140 for the three month period ending September 30, 2007, an increase of 457%.

Expenses present a mixed picture when compared with comparable periods in 2006.  In contrast to our performance over the same 9 month period ending September 30, 2006, where expenses were $256,278, expenses in the nine month period ending September 30, 2007 were $504,686, representing a 97% increase.  This increase is almost entirely attributable to the cancellation of previously issued stock based compensation.  Excluding this cancellation, expenditures for both general administrative expenses and research and development were higher in the 2006 period.  For the three month period ending September 30, 2006, our expenses were $205,513 as compared to $192,507 for the three month period ending September 30, 2007, a decrease of 6%.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended September 30, 2007.

Liquidity and Capital Resources

For the nine month period ended September 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $500,993. For the period from inception to September 30, 2007, net cash used in operating activities, consisting mostly of loss from operations was $2,512,585.

For the period from inception to September 30, 2007, net cash resulting from financing activities was in the amount of $2,654,851.  Cash proceeds from the sale of common stock during the three month period ending September 30, 2007 were $200,000.

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

By December 31, 2007, we believe that we will have enough visits to our sites, and therefore enough customer usage data and evidence of interest and usability, to begin producing advertising revenue. Our strategy involves continued high-value content aggregation, technology enhancements and continued efforts in increasing traffic to our websites. By focusing on these core activities we are confident in our ability to generate revenue from advertising.

We have already begun to produce a small amount of revenue, which has been increasing over time.  Although we have no assurance that our rate of revenue growth will continue, if we were to project 12 month gross revenues based on revenue growth during the three month period ending September 30, 2007, we would have revenues of $2,097,895.  This is not to say that we are projecting we will reach $2,000,000 in revenues within the next 12 months, but instead to suggest that because we are just beginning to monetize the traffic in our consumer search engine network, we could grow substantially as that traffic continues to yield revenue.

We also anticipate spending approximately $2,000,000 on operations and salaries and costs related to marketing and research and development over the course of the next twelve months. In addition to the payments for office space, we believe that we will have to spend approximately $75,000 for our servers and network administration costs.

Our twelve-month plan requires us to accomplish the following steps:

· Increase traffic to all websites by focusing on retention of current users and driving traffic for significant increases in new users to all websites.

· Continue to add high-value content for all websites including a continued emphasis on forming additional partnership relationships with video publishers;

· Continue to develop our www.podanza.com, www.newstowatch.com and www.iheard.com search engine websites to maximize their reach, technology, offerings and impact

· Continue to develop our technical team;

· Continue to compile usage statistics for our websites;

· Continue to identify our most likely customers from amongst content providers;

· Continue to develop rapport with likely content customers;

· Present content customers with sales presentation;

· Add at least one additional site under the company’s network of websites; and

· Architect and begin development of subsequent versions and upgrades to core technology.

· Finalize our technology development plan with respect to how our newly acquired technology from Minerva can improve our offerings or allow us to pursue new avenues and new products within our consumer search network.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities Recent Sales of Unregistered Securities

During the nine month period ending September 30, 2007, the company issued 1,100,000 restricted shares of common stock for cash consideration of $500,000.  During the three month period ending September 30, 2007, we sold a total of 650,000 shares, 250,000 shares at $0.40 per share and 400,000 shares at $0.25 per share.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On August 23, 2007, we entered into a Technology License Agreement with Minerva Technologies Pvt. Ltd. Whereby we licensed on a acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software and the MyWorld AITM search engine technology.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company.

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
10.1
Technology License Agreement between the Company and Minerva Technologies Pvt. Ltd. Dated August, 23, 2007, incorporated by reference to the Company’s Current Report on Form 8K, previously filed with the SEC on August 27, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K
On August 27, 2007, the Company filed a current report on Form 8K regarding the Company’s August 23, 2007 Technology License Agreement with Minerva Technologies Pvt. Ltd., whereby FUSA received a perpetual, fully-paid, royalty free exclusive license to technology MINERVA has related to the Argon Search Engine Software (“ASES”) Technology and MyWorld Service powered by its Artificial Intelligence Text Mining (AITM) engine.

The license is restricted to the Internet search engine field of use.  As consideration for the license, FUSA agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of FUSA.  Minerva may, at its discretion, grant FUSA the right to use the licensed technology outside of the field of Internet search for a per seat license royalty or for an additional payment of 5,000,000 common shares of FUSA stock, at FUSA’s option.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Captial Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: November 6, 2007