Form 10KSB
period 2007-12-31
FUSA CAPITAL CORP
filed 2008-03-31
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Revenues for the fiscal year ended December 31, 2007 were $34,553.

As at March 24, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity was approximately $7,591,556.

As at March 24, 2008, the registrant had outstanding 69,813,749 shares of common stock, par value $0.0001, of which there is only a single class.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website newstowatch.com.  Newstowatch.com is a breaking news discovery service that programatically reads thousands of current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.

NewsToWatch makes it easy for users to participate in shaping the news. Along with the algorithmic news editor, users influence the rank and importance of news stories by their consumption and contributing new stories into the newstowatch news network.  We also operate the consumer media search websites searchforvideo.com, podanza.com and iheard.com.  It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future.

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

On March 7, 2005 we entered into a certain plan and agreement of reorganization with FUSA Technology Investments Corp. ("FTIC"), a Nevada corporation engaged in the emerging growth field of audio and video search engine technology, whereby we acquired all of the issued and outstanding capital stock of FTIC in addition to obtaining certain intellectual property concepts related to search engine technology as developed by FTIC and its principals.

On April 22, 2005, our board of directors declared a three-for-one common stock dividend, wherein each holder of record of our common shares as of May 3, 2005 received two additional shares for each common share then held. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-KSB for the fiscal year ended December 31, 2007 are stated on a post-dividend basis. Per share amounts have also been restated to reflect the common share dividend.

Since April, 2005, we have been engaged continuously in the development and operation of consumer focused media search engine technologies and portals.

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

Because the Internet and information technology has created an exponential increase in the amount of available data that can be delivered to the individual user, metadata has been transformed from a helpful method to make book and periodical retrieval more efficient, to an absolutely essential element of the ability to find and consume information. Indeed, because of the amount of information currently available, such information has virtually no value to an individual user without appropriate metadata and a mechanism or search engine to comb through that metadata to find desired information

Our technology provides customers and consumers with comprehensive search engine solutions, consisting of multiple modules. The search engine solution modules work together providing a complete search engine system to discover, scrape, index and generate metadata in RSS (Really Simple Syndication) format for syndication to any internet enabled device.

We have developed and relaunched our consumer website, NewstoWatch.com, with significant technological upgrades. We believe these technological upgrades and site feature enhancements provide us with an opportunity to gain traffic and exposure with its unique combination of software and community participation.  Newstowatch.com is a breaking news discovery service that programatically reads tens of thousands current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.

NewstoWatch makes it easy for users to participate in shaping the news. Along with the algorithmic news editor, users influence the rank and importance of news stories by their consumption and contributing new stories into the NewstoWatch news network.

In November, 2007, we partnered with MediaScrape.com, an on-line television news network that broadcasts BBC and Fox News content among many other global news partners, to provide increased access for our customers to the latest video news streams from around the world.  In October 2007, we added the news and public affairs programming of LinkTV and from Voxant’s TheNewsRoom.com to searchforvideo.com.

In October, to capture the growing market for Internet radio consumption, we launched www.iheard.com, which provides consumers with an interface and powerful search tools to access thousands of Internet radio stations from around the world across multiple genres.

In September we also launched www.podanza.com, a site which utilizes our core media search engine technology to provide consumers easy access to a wide variety of podcast programming.  The site aggregates podcast content from over 5,000 international producers.

In 2007, we substantially expanded our business development relationships and forged a number of content partnerships through the year, highlights of  which included content partnerships with Videopinions(SM) Reviews from ExpoTV,  ON Networks, Inc., CraveOnline, Liberated Films, Inc., the ClipSyndicate, Photobucket.com, Snowvision, A& E Television Network, Travelistic.com, VideoJug.com, The Daily Reel, VMIX.com, VEOH and Newsweek.com.

OPERATIONS

At present we maintain day-to-day operations from our development and marketing offices in Vancouver, British Columbia, Canada. We have 2 full-time staff members and 4 consultants actively engaged in the development of our products and business, consisting primarily of:

•	Further development of our core offering of intelligently categorized news from around the world at www.NewstoWatch.com;

•	the continued development of our core search engine and related proprietary search technology;

•	Continued streamlining of our operations to lower development costs through automating processes related to maintenance of our portals;

•	Development of our www.iheard.com and www.podanza.com consumer portal properties;

•	securing additional strategic partners/revenue share partners; and

•	securing partnerships with content owners.

RESEARCH AND DEVELOPMENT

We need to expend some additional resources to continue to develop our search engine products and services. We may need to expend significant resources in customization or in meeting customer requirements as well as continuing to respond to competition and competitive developments in the marketplace, however these resources, while significant, should be less than what we have had to spend in the past by virtue of our having completed principal development on our consumer search portals. During the fiscal year ended December 31, 2007 we incurred expenses of $146,204 on our research and development activities. From February 9, 2005 (inception) through the fiscal year ended December 31, 2007 we incurred research and development expenses of $1,936,333. We believe that our research and development expenses will decrease substantially this year as we have completed major developments on our consumer web portals.  We also signed an agreement in 2007 to license the Argon Search Engine technology and related technologies which may improve and optimize aspects of our core search engine and consumer media portal technologies, although this license arrangement has not yet been fully concluded.   We may recognize a substantial expense for stock which would be issued for the acquisition of the Argon Search Engine technology and related technologies if that license is successfully concluded in 2008.

PRINCIPAL MARKETS

We market our search engine solutions to companies operating Internet websites with news, video clip, music and sports content and we offer consumers direct search engine capabilities through our various Internet websites.

We have just begun to seek customers for our technology and although we have some content relationships in place, we are not yet generating substantial revenues from our customers. Although we have the capability of deriving significant revenue from our search engine portals, current user traffic levels are not yet sufficient to produce significant revenue.

We have also just entered the field of participatory media, with the re-launch of our www.NewstoWatch.com consumer portal.  Unlike traditional news, which is static and unidirectional (from news-organization to consumer), the technology, which powers NewstoWatch.com facilitates user participation in the development of news related content.  Our tools allow users to rank stories and to shape the prominence of news within the NewstoWatch.com portal.  Freshness, relevance and number of viewers contribute to the rank of a story on the portal, which means that the featured content is dynamically shifting in response to the behavior of the portal community combined with site algorithms.

In addition, while there are finite resources available to us to scan the Internet for the freshest and most relevant news content, there is a vastly larger body of news that our portal community members are exposed to.  Our programmatic editor allows users to post their own stories, giving them editorial control and a sense of ownership and participation within the portal community.  In addition, the sheer diversity and volume of the stories that can be posted by our users eclipses the variety of content we would be able to access ourselves without this type of community support.

ADVERTISING AND MARKETING

We have been deriving a small amount of advertising revenue from sales of ads on our consumer media portals as they were in development.  In 2008, as we conclude major development on our consumer media portals, we now intend to turn our energies to increasing and improving this revenue stream.  We cannot be certain that our efforts to increase advertising revenue will be successful, but we will continue to pursue our marketing strategy in order to increase revenue from ad sales.  Toward this end, we have developed a three point marketing plan covering methods of:

•	Driving Traffic - Driving traffic of consumers to our websites, which will ultimately enable us to sell advertising on all of our websites;

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

In addition to the above marketing plan, we believe that the nature of the participatory media experience itself as embodied within NewstoWatch.com provides a powerful marketing tool to expand usage of the site.  Every time one of our users adds a story to NewstoWatch, they are increasing their own ties to the portal community.   Unlike traditional news sites, which allow users to email stories to friends but not to determine the content of the site, www.NewstoWatch.com allows those users to refer their friends to a news community that they themselves are shaping.  We think that this type of relationship will make our users much more likely to spread the word about www.NewstoWatch.com and will supply us with a type of marketing which we cannot buy through traditional advertising spend…that is an emotional connection, sense of belonging and sense of ownership and participation within the portal community.  We believe that this participation will result in significant growth in the website without substantial increases in our advertising expenditures.

DISTRIBUTION

We distribute our products and services via the Internet for our consumer websites and through direct sales and business development efforts.

Consumer Websites

We are the owner of numerous distinctive and easy-to-remember group of URLs including:

•	www.searchforvideo.com;

•	www.searchforaudio.com;

•	www.searchfortv.com;

•	www.searchforipod.com;

•	www.searchformedia.com;

•	www.searchforpodcasts.com; and

•	www.newstowatch.com

In addition, we also own the URLs for www.iheard.com and www.podanza.com.  We believe that these websites, when sufficiently promoted and advertised, will become attractive websites for consumers to find relevant content that meets their needs. We believe that consumers’ use of our search technology through these sites will provide us with valuable data regarding actual consumer usage patterns for material on the Internet as well as catapult us into the position of a suite of leading search engines. This brand awareness and valuable consumer data will form the basis for our discussions regarding revenue opportunities through advertising and content partnerships.

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

In addition, as we are now competing in the field of participatory media, there are a number of sophisticated competitors that compete fiercely within this space.  Digg.com, youtube.com, facebook.com, LinkedIn.com and others offer tools that allow users to shape, develop and post the content that makes the site appealing and valuable to other users.  We believe that www.NewstoWatch.com can compete successfully because of its focus on the most relevant, international news content and its proprietary algorithmic tools, but its success will ultimately be determined by how it competes in the area of creating a relationship with the members of the portal community that causes them to invest time on an individual basis posting news content to the community, as they have done with other types of content on our competitors’ sites.  These competitors all have significantly more financial and human resources than we have and currently operate large and sophisticated media companies.  There can be no assurance that we can compete effectively in this rapidly evolving field.

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

Many companies also operate websites that compete in the participatory media space that we have just entered through www.NewstoWatch.com.  We believe we can compete effectively in this space because of the flexibility and innovative design embodied in the proprietary features of the website and because we believe that our particular position within the highly competitive field of participatory media is an underserved sub-segment in which no brand has yet achieved dominance and in which our easy-to-remember, intuitive URL is a possible competitive advantage.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we are not and do not anticipate becoming dependent upon any single or group of major customers. This may, however, change should we be selected by a substantial media concern as the preferred search engine across its properties as such a relationship might involve a substantial degree of dependence, but no such relationships exist to date.

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

Trademarks

We have applied for registration of a number of our trademarks with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, all of our registrations are in the preliminary stages of the application process or remain pending.

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

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2007, we had two full-time and no part-time employees, and four consultants. We do not intend to significantly expand our staff over the next twelve months, as we have completed principal development on our suite of media portals and believe that additional improvements and maintenance operations can be increasingly automated or outsourced.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

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

Period	High*	Low*
Fiscal year ended 2005 Quarter ended
March 31, 2005**	$0.517	$0.933
June 30, 2005	$0.817	$1.350
September 30, 2005	$0.920	$1.570
December 31, 2005	$0.890	$1.410

Fiscal year ended 2006 Quarter ended
March 31, 2006	$1.120	$3.500
June 30, 2006	$1.010	$1.780
September 30, 2006	$0.590	$1.180
December 31, 2006	$0.830	$1.660

Fiscal year ended 2007 Quarter ended
March 31, 2007	$0.740	$1.380
June 30, 2007	$0.750	$1.160
September 30, 2007	$0.520	$0.780
December 31, 2007	$0.160	$0.750

* All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005.

STOCKHOLDERS

As of March 24, 2008, there were approximately 60 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
Issued for cash
2/16/2006	Common Stock	Hypo Bank	400,000	$400,000	(A)(1)
5/24/2006	Common Stock	Hypo Bank	200,000	$150,000	(A)(2)
6/5/2006	Common Stock	UBS	133,334	$100,000	(A)(2)
8/16/2006	Common Stock	Investor’s Link Ventures	42,670	$32,000	(A)(2)
8/23/2006	Common Stock	Investor’s Link Ventures	93,340	$70,000	(A)(2)
10/20/2006	Common Stock	Investor’s Link Ventures	133,334	$100,000	(A)(2)
12/18/2006	Common Stock	Investor’s Link Ventures	133,334	$100,000	(A)(2)
2/20/2007	Common Stock	Various	200,000	$150,000	(A)(3)
5/20/2007	Common Stock	Various	250,000	$150,000	(A)(4)
07/10/2007	Common Stock	Various	250,000	$100,000	(A)(5)
8/22/2007	Common Stock	Various	400,000	$100,000	(A)(6)
11/16/2007	Common Stock	Various	1,500,000	$150,000	(A)(7)

*      There were no underwriter discounts or commissions associated with these sales of common stock for cash.

(1)	Valued at $1.00 per common share.

(2)	Valued at $0.75 per common share.

(3)	Valued at $0.75 per common share.

(4)	Valued at $0.60 per common share.

(5)	Valued at $0.40 per common share.

(6)	Valued at $0.25 per common share.

(7)	Valued at $0.10 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued as compensation to independent contractors
5/24/2006	Common Stock	Jonathan Dariyanani, Esq.	10,000	14,000	(B)(1)
12/22/2006	Common Stock	Alexander Khersonski	25,000	24,000	(B)(2)

(1)	Issued as compensation for legal services. Valued at $1.40 per common share.

(2)	Issued as compensation for services as a member of the board of directors. Valued at $0.96 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued upon conversion of debt
2/2/2006	Common Stock	Unrelated Third-Parties	1,073,507	$985,133	(B)(1)

(1)	Issued upon conversion of all advances payable included as debt on our December 31, 2005 consolidated balance sheet. Valued at $0.91 per common share.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Notes 4 and 3 of each of our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

OVERVIEW

FUSA Capital Corporation is a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers as well as a leading participatory media site in the field of breaking news. To that end we currently operate and market the websites www.Newstowatch.com, www.searchforvideo.com, www.iheard.com and www.podanza.com.   These websites provide consumers with multiple portals to access various media using our proprietary search engine technology as well as our robust tools that create participatory media experiences.

PLAN OF OPERATIONS

Over the next six to twelve months we intend to focus on expanding the recognition, traffic and participatory aspects of our existing consumer media search portals, particularly www.Newstowatch.com.  We believe our other portals, www.searchforvideo.com, www.iheard.com and www.podanza.com, will continue to grow as consumers recognize the unique content, ease-of-use, speed of search tools and quality of indexed content.   We will expand our participatory media offerings over the course of the year so that we continue to lead in the development of tools for the participatory media market.  It is believed that the combination of the growth of our participatory media website, www.Newstowatch.com and the organic growth of our other consumer portals will increase the company’s overall value by increasing its assets and marketability. It is also believed that this direction will give the company an increased ability to better monetize our traffic.

We currently produce a small amount of advertising revenue that we have derived during the principal development phase of our various consumer portals.  Now that principal development is complete, we expect to expand significantly our advertising revenues during the next 12 months.  However, we have no basis to estimate how substantial these increases might be.  We could experience significant advertising revenue growth, lead by revenues on www.searchforvideo.com and www.Newstowatch.com or it may turn out that our organic growth and participatory media growth strategies are less successful than we anticipate and growth is disappointing.  However, we believe that by September 30, 2008, we will have enough visits to our sites, and therefore enough customer usage data and evidence of interest and usability, for our advertising revenue to begin generating profits for us in excess of our operating expenses.  There can be no assurance, however, that this will occur.

We also anticipate spending much less on operations and salaries and costs related to marketing and research and development over the course of the next twelve months now that principal development on our consumer portals has been completed. In addition to the payments for office space, we believe that we will have to spend approximately $100,000 for our servers and network administration costs.

Our twelve-month plan requires us to accomplish the following steps:

•	Increase traffic to all websites by focusing on retention of current users and driving traffic for significant increases in new users to all websites.

•	Continue to develop automation process to reduce expenses;

•	Compile usage statistics for our websites;

•	Continue to develop our participatory media capabilities and to build out the associated community of www.Newstowatch.com;

•	Develop rapport with likely strategic partners ; and

•	Architect and begin development of subsequent versions and upgrades to core technology.

RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE FISCAL YEAR ENDED DECEMBER 31, 2007

Revenues

Our revenues increased $20,440 from $14,113 for the twelve months ended December 31, 2006 to $34,553 for the fiscal year ended December 31, 2007. This increase was primarily attributable to increased advertising revenue.

Research and Development

Research and development expenses increased $317,819 from $(464,023) for the twelve months ended December 31, 2006 to $146,204 for the fiscal year ended December 31, 2007. This increase was primarily attributable to the 2006 cancellation of stock compensation previously issued for development services.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses decreased $305,470, from $904,643 for the twelve months ended December 31, 2006 to $599,173 for the fiscal year ended December 31, 2007. This decrease is primarily attributable to a decrease in the amount of administrative overhead due to our completion of principal development on our consumer portals.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2007 we had $5,255 of cash on hand.

Our net loss increased $290,652 from $435,407 for the twelve months ended December 31, 2006 to $726,059 for the fiscal year ended December 31, 2007, and our working capital surplus decreased $76,059, from $80,428 for the twelve months ended December 31, 2006 to $4,369 for the fiscal year ended December 31, 2007.

Net cash used in operating activities decreased $508,758, from $1,217,179 for the twelve months ended December 31, 2006 to $708,421 for the fiscal year ended December 31, 2007. This increase was primarily the result of the completion of principal development activities on our consumer portals.

Net cash provided by financing activities decreased $302,000, from $952,000 for the twelve months ended December 31, 2006 to $650,000 for the fiscal year ended December 31, 2007. Net cash provided by financing activities was primarily in the form of sales of our common stock and the difference attributable to lower proceeds from the sale of common stock.

Although we have raised an additional $300,000 in financing from the sale of our common stock in January 2008, we do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have obtained, in addition to the financing noted above, verbal commitments from our security holders to make further investments in our company; however, there can be no assurance that those further investments, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

As of the fiscal year ended December 31, 2007, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our consolidated accumulated deficit was $5,252,623. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Substantial dilution could occur as a result of our license transaction.

On August 23, 2007, we entered into a Technology License Agreement with Minerva Technologies Ltd., an Indian corporation.  This agreement allows us to license certain search engine technology from Minerva for a one-time license payment of 23,000,000 common shares of our stock.  Currently, Minerva has not yet completed delivery under the Agreement, so it is unclear if the license will proceed.  If this license does proceed, you could be subject to substantial dilution with an increase of approximately 33% in our issued and outstanding shares.  If the license turns out not to be as valuable as we anticipate, this could result in a significant decrease in our share price.

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

ITEM 7. FINANCIAL STATEMENTS.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006, and for the period from February 9, 2005 (Inception) through the Year Ended December 31, 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006, and for the period from February 9, 2005 (Inception) through the Year Ended December 31, 2007	F-5

Consolidated Statements of Stockholders’ Equity (Deficit)	F-6

Notes to the Consolidated Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FUSA Capital Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of FUSA Capital Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and Inception on February 9, 2005 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FUSA Capital Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows through December 31, 2007, 2006 and Inception on February 9, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not commenced its planned principle operations and has not generated revenues as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 20, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$5,255	$68,923
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	500	500

Total Current Assets	34,505	98,173

Property and equipment-Note 4	23,806	29,344

Lease deposits	-	2,155

Total Assets	$58,311	$129,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53,942	$49,244

Total Current Liabilities	53,942	49,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000
Shares authorized, 62,447,083 issued and outstanding	6,243	5,983
(2006-59,847,083 issued and outstanding)
Paid in capital	5,250,749	4,601,009
Deficit accumulated during the development stage	(5,252,623)	(4,526,564)

Total Stockholders’ Equity	4,369	80,428

	$58,311	$129,672

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2007 and December 31, 2006
for the period February 9, 2005 (Inception) to December 31, 2007

	Year	Year	February 9, 2005
	ended	ended	(Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

REVENUE
Sales	$33,117	$13,150	$46,267
Interest and other	1,416	963	2,561
	34,553	14,113	48,828

EXPENSES
Selling, general and administrative	599,173	904,643	3,105,614
Research and development-Note 4	146,204	(464,023)	1,936,333
Beneficial conversion expense	-	-	230,900
Interest	-	-	1,631
Loss on disposal of property and equipment	1,393	-	1,393
Foreign exchange loss	4,430	-	4,430
Depreciation and amortization	9,392	8,900	21,150

Total Expenses	760,592	449,520	5,301,451

NET INCOME (LOSS)	$(726,059)	$(435,407)	$(5,252,623)

NET LOSS PER COMMON SHARE, BASIC	$(0,01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,738,750	54,424,256

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2007 and December 31, 2006
for the period from February 9, 2005 (Inception) to December 31, 2007
	Year	Year	February 9, 2005
	Ended	Ended	(Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
OPERATING ACTIVITIES
Net loss from operations	$(726,059)	$435,407)	$(5,252,623)

Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	(732,000)	2,129,250
Common stock issued for services	-	38,000	47,000
Stock options issued for services	-	8,728	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	9,392	8,900	21,150
Loss on disposal of property and equipment	1,393	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	10,620	(500)
Decrease (increase) in accounts payable and accrued liabilities	4,698	(121,468)	43,262
Decrease (increase) in lease deposits	2,155	5,448	-

Total adjustments	17,638	(781,772)	2,532,610

Net cash (used by) operating activities	(708,421)	(1,217,179)	(2,720,013)

INVESTING ACTIVITIES
Proceeds on disposal of capital assets	494	-	494
Acquisition of property and equipment	(5,741)	(7,992)	(51,327)

Net cash (used by) investing activities	(5,244)	(7,992)	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	650,000	952,000	1,912,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	650,000	952,000	2,804,851

Net increase (decrease) in cash	(63,668)	(273,171)	34,005

Cash, beginning of period	97,673	370,844	-

Cash, end of period	$34,005	$97,673	$34,005

Cash Summary, December 31
Cash	$5,255	$68,923	$5,255
Restricted Cash	28,750	28,750	28,750

Total	$34,005	$97,673	$34,005

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	--		184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	2,700	6,300	(11,605)	(2,605)
Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement

March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000

March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000

April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	9,994		20,000

April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000

April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-

930,000 warrants issued in above PPM	230,900		230,900
Shares issued as compensation

June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees

April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005 to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for Compensation to non-employees

January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @FMV of $.40 per share			8,728		8,728
Shares issued for services to non-employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement

February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash@ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133
Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)
Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private placement

February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000

May 20, 2007 Stock issued for cash @ $.60 per share	250,000	25	149,975		150,000

July 10, 2007 Stock issued for cash @ $.40 per share	250,000	25	99,975		100,000

August 22, 2007 Stock issued for cash @ $.25 per share	400,000	40	99,960		100,000

November 16, 2007 Stock issued for Cash @ $.10 per share	1,500,000	150	149,850		150,000
Loss for the year ended
December 31, 2007				(726,059)	(726,059)

Balances, December 31, 2007	62,447,083	6,243	5,250,749	(5,252,623)	4,369

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Consolidated Financial Statements
December 31, 2007

Note 1    Significant accounting policies

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

Restricted cash

At December 31, 2007 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the year December 31, 2007 within this category, which are included in selling, general and administrative expense, amounted to approximately $93,796 ( 2006-113,251).

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

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the  first quarter 2007 consolidated financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2007.  The Company will adopt SFAS 123R using the modified prospective method effective January 1, 2007. Under this transition method the Company began recording stock option expense prospectively, starting in first quarter 2007.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of December 31, 2007.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the year ended December 31, 2007, the currency exchange transactions resulted in a (loss) gain of $ (4,430) (2006 –$30). As of December 31, 2007, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 2    Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of December 31, 2007.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Consolidated Financial Statements
December 31, 2007

Note 3    Related party transactions

During the year ended December 31, in lieu of paying its technology officer’s his earned compensation directly of $30,234 ( 2006- $ 90,518), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through December 31, 2007, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

During the year ended December 31, 2006, a director of the Company received 25,000 shares with fair market value of $ 24,000 for services rendered.  Compensation expense related to the share issue is included in selling and administrative expenses.

Note 4    Property and equipment

A summary of property and equipment as of December 31, 2007 follows:

		Accumulated Net BookDepreciation Value
	Cost		2007	2006

Furniture and fixtures	$8,228	$3,048	$5,18	$6,356
Computer systems	26,713	10,721	15,992	17,480
Leasehold improvements	8,621	5,987	2,634	5,508

	$43,562	$19,756	$23,80	29,344

Note 5    Commitments and contingencies

Operating Leases

The Company conducts its operations from two separate office facilities in Vancouver, Canada and one office in Seattle, Washington.  One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of March 31, 2007.

The office in Seattle is leased under a month to month rental.

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of December 31, 2007 for the fiscal years ended:

2008	$ 23,593

Lease and rental expense included in selling and administrative expenses for the year totaled $11,543 (2006- $ 61,370)

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Consolidated Financial Statements
December 31, 2007

Note 6    Issuance of Common Stock

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

During the year ended December 31, 2007, the company issued 2,600,000 (2006-1,209,346) shares of common stock for proceeds of $ 650,000 ( 2006-$952,000).

During the year, the company issued nil (2006-10,000) shares of common stock for services rendered. The resulting value of stock compensation of $ nil ( 2006-$14,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

During the year, the company issued nil (2006-25,000) shares of common stock to a director of the company for services rendered. The resulting value of stock compensation of nil ( 2006-$ 24,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

In addition, the company cancelled nil (2006-600,000) shares of common stock which had previously been issued for services rendered.  The previously recorded value of stock compensation of nil ( 2006-$ 722,000) has been credited to research and development expenses and  included as a component of shareholders’ equity as at December 31, 2007.

Note 7    Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Deferred tax Assets	2007	2006
Non-capital loss carryforward	$246,840	$148,038
Less: valuation allowance	(246,840)	(148,038)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry

Note 8    Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At December 31, 2007, the Company has a net operating loss carryforward which expires commencing in 2025, totaling approximately $5,252,000 the benefit of which has not been recorded in the financial statements.

Note 9    Technology License Agreement

During the period, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

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

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2007.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2007:

Name	Age	Position
Jenifer Osterwalder	42	Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and Director.

Tommy Jo St. John	33	Chief Technology Officer

Alexander Khersonski	35	Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Alexander Khersonski, a member of our board, qualifies as an audit committee financial expert (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B).

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: FUSA Capital Corporation., 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101.

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

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Jenifer Osterwalder	0	0	1

Alexander Khersonski	0	1	1

Tommy Jo St. John	0	2	1

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2007	$125,000	-	-	-	-	-	-	$125,000
Chief Executive Officer	2006	$100,000	-	-	-	-	-	-	$100,000

EMPLOYMENT AGREEMENTS

Ms. Osterwalder is employed pursuant to a month to month employment agreement, which commenced on April 26, 2005. The agreement originally provided for an annual base salary of $51,000 with a potential for an annual bonus equal to 150% of the base salary, however, in 2007 the annual base salary was increased to $125,000. The agreement also provides for the issuance of options to purchase up 3,000,000 common shares subject to vesting to be determined by the board of directors. Since the agreement was entered into, the Board of Directors elected to grant Ms. Osterwalder options to purchase 5,000,000 common shares in lieu of the 3,000,000 that had been specified in her employment agreement. In the event Ms. Osterwalder is terminated by us, other than for cause, we are required to pay her severance of up to 150% of her base salary plus the acceleration of all then outstanding options.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2007.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Alexander Khersonski	$0	-	-	-	-	-	$0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the fiscal year ended December 31, 2007.

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2007. The information in these tables provides ownership information for:

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

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	5,900,000	8.45%

Tommy Jo St. John (2)	6,436,976	9.22%

Alexander Khersonski (3)	100,000	0.1%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	12,436,976	17.77%

(1)	Consists of stock options to acquire up to 5,000,000 shares of common stock, none of which are presently exercisable and 900,000 shares of common stock directly owned.

(2)	Consists of 7,510,000 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 100,000 shares of common stock, none of which are presently exercisable and 55,000 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2007, in lieu of paying our former Chief Technology Officer, Tommy Jo St. John, his earned compensation of $30,234 directly, we paid it instead to a consulting company owned by Mr. St John. This amount relates principally to Mr. St John’s efforts, through December 31, 2007, in furthering the development of our audio and video search engine technology.

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1
Plan and Agreement of Reorganization by and between FUSA Capital Corporation and FUSA Technology Investment Corporation, dated March 7, 2005, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 8, 2005.

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.1	Technology License Agreement between the registrant and Minerva Technologies, Ltd. Dated August 23, 2007 and incorporated by reference to Exhibit 10.1to Form 8K filed on August 23, 2007.

10.2	2005 Stock Option Plan, dated April 18, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed April 19, 2005.

31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007. FILED HEREWITH

32.1
Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 28, 2007. FILED HEREWITH.

32.2
Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 28, 2007. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2007	2006
Audit fees	$6,000	$36,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,000	$36,500

All audit fees are approved by our board of directors. Moore & Associates, Chartered (“Moore”) were our principal accountants for the fiscal year ended December 31, 2006 and December 31, 2007, they did not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by Moore & Associated, during the fiscal year ended December 31, 2007 and the twelve months ended December 31, 2006, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $6,000 and $36,500, respectively.

Audit-Related Fees

Audit-related fees billed by Moore & Associates during the fiscal year ended December 31, 2006 and December 31, 2007, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore & Associates during the fiscal year ended December 31, 2007 and the twelve months ended December 31, 2006, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Moore & Associates during the fiscal year ended December 31, 2007 and the twelve months ended December 31, 2006, for services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	FUSA CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer & Principal Financial Officer