Form 10-Q
period 2008-03-31
FUSA CAPITAL CORP
filed 2008-05-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
[X] YES  [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ]	(Do not check if smaller reporting company)

Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of March 31, 2008, the registrant had outstanding 69,947,083 shares of common stock, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet March 31, 2008 (unaudited) and December 31, 2007	4

	Interim Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 and cumulative from inception on February 9, 2005 through March 31, 2008.	5

	Interim Consolidated Statement of Cashflows for the three months ended March 31, 2008 and March 31, 2007 and cumulative from inception on February 9, 2005 through March 31, 2008.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through March 31, 2008	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	13

Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Security	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signature		21

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$240,831	$5,255
Restricted cash-Note 2	28,750	28,750
Prepaid expenses	500	500

Total Current Assets	270,081	34,505

Property and equipment-Note 5	21,460	23,806

Total Assets	$291,541	$58,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56,722	$53,942

Total Current Liabilities	56,722	53,942

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000
Shares authorized, 69,947,083 issued and outstanding (2007-60,047,083 issued and outstanding)	6,993	6,243
Paid in capital	5,549,999	5,250,749
Deficit accumulated during the development stage	(5,322,173)	(5,252,623)

Total Stockholders’ Equity (Deficit)	234,819	4,369

	$291,541	$58,311

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended March 31, 2008 and March 31, 2007 for the period February 9, 2005 (Inception) to March 31, 2008

	Three Months	Three Months	February 9, 2005 (Inception)
	Ended	Ended	to
	March 31, 2008	March 31, 2007	March 31, 2008
REVENUE
Sales	$16,842	$-	$63,109
Interest	-	-	2,561
	16,842	-	65,670

EXPENSES
Selling, general and administrative	73,669	104,844	3,179,283
Research and development-Note 4	10,375	17,608	1,946,708
Beneficial conversion expense	-	-	230,900
Interest	-	-	1,631
Loss on disposal of property and equipment	-	-	1,393
Foreign exchange loss	-	-	4,430
Depreciation and amortization	2,348	2,442	23,498

Total Expenses	86,392	124,894	5,387,843

NET INCOME (LOSS)	$(69,550)	$(124,894)	$(5,322,173)

NET LOSS PER COMMON SHARE, BASIC	$(0,00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,947,083	59,980,416

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2008 and March 31, 2007 for the period from February 9, 2005 (Inception) to March 31, 2008

	Three Months	Three Months	February 9, 2005
	Ended	Ended	(Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
OPERATING ACTIVITIES
Net loss from operations	$(69,550)	$124,894)	$(5,322,173)

Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	2,346	2,442	23,496
Loss on disposal of property and equipment	-	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	(2,500)	(500)
Decrease (increase) in accounts payable and accrued liabilities	2,780	(1,889)	46,042

Total adjustments	5,126	(1,947)	2,537,736

Net cash (used by) operating activities	(64,424)	(126,841)	(2,784,437)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	-	494
(Increase) in property and equipment	-	(5,741)	(51,327)

Net cash (used by) investing activities	-	(5,741)	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	150,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	300,000	150,000	3,104,851

Net increase (decrease) in cash	235,576	17,418	269,581

Cash, beginning of period	34,005	97,673	-

Cash, end of period	$269,581	$115,091	$269,581

Cash Summary, March 31,
Cash	$240,831	$86,341	$240,831
Restricted Cash	28,750	28,750	28,750

Total	$269,581	$115,091	$269,581

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)
Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement

March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000

March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000

April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000

April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000

April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000

Offering costs			(4,000)		(4,000)

Beneficial conversion feature-930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation

June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500

July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000

September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000

September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500

October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750

November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees

April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for Compensation to non-employees

January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
@
April 7, 2006, 21,819 options vested FMV of $.40 per share			8,728		8,728

Shares issued for services to non- employees

May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000

December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement

February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000

May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000

June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000

August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000

August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000

October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000

December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000

Shares exchanged for debt

February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private placement

February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000

May 20, 2007 Stock issued for cash @ $.60 per share	250,000	25	149,975		150,000

July 10, 2007 Stock issued for cash @ $.40 per share	250,000	25	99,975		100,000

August 22, 2007 Stock issued for cash @ $.25 per share	400,000	40	99,960		100,000

November 16, 2007 Stock issued for Cash @ $.10 per share	1,500,000	150	149,850		150,000

Loss for the year ended December 31, 2007				(726,059)	(726,059)

Balances, December 31, 2007	62,447,083	6,243	5,250,749	(5,252,623)	4,369

Shares issued for cash in a private placement

January 15, 2008 Stock issued for cash @ $.04 per share	7,500,000	750	299,250		300,000

Loss for the year ended March 31, 2008				(69,550)	(69,550)

Balances, March 31, 2008	69,947,083	6,993	5,549,999	(5,322,173)	4,369

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Consolidated Financial Statements
March 31, 2008

Note 1 – Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared by FUSA Capital Corporation ( the “Company” pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At March 31, 2008 current assets include restricted cash of $28,750, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2008

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the year March 31, 2008 within this category, which are included in selling, general and administrative expense, amounted to approximately $644 ( 2007-21,476).

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of March 31, 2008.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2008

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the year ended March 31, 2008, the currency exchange transactions resulted in a (loss) gain of $ 25 (2007 –3,379). As of March 31, 2008, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of March 31, 2008.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Consolidated Financial Statements
March 31, 2008

Note 4 – Related party transactions

During the period March 31, in lieu of paying its technology consultant’s his earned compensation directly of $10,375 ( 2007- $ 1,358), it paid it to a consulting company owned by the Consultant. This amount relates principally to his efforts through March 31, 2008, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of March 31, 2008 follows:

	Cost	Accumulated Net Book Depreciation Value	2008	2007

Furniture and fixtures	$8,228	$3,341	$4,887	$5,180
Computer systems	26,713	12,057	14,656	15,992
Leasehold improvements	8,621	6,704	1,917	2,634

	$43,562	$22,102	$21,460	23,806

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

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of March 31, 2008 for the fiscal years ended:

2008	$16,515

Lease and rental expense included in selling and administrative expenses for the year totaled $ 420 ( 2007- $ 5,276).

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Consolidated Financial Statements
March 31, 2008

Note 7 – Issuance of Common Stock

During the period, the company issued 7,500,000 shares of common stock for cash consideration of
 $ 300,000.

Note 8 – Technology License Agreement

During the year ended December 31, 2007, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2008, the Company generated no significant revenues and posted a net loss of $5,322,173 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2008 was $240,831, as compared to the cash balance of $5,255 as of December 31, 2007.

Three Month Period Ending March 31, 2008

Operating expenses for the three month period ended March 31, 2008 totaled $86,392 and from inception to the period ended March 31, 2008 totaled $5,387,843. The company experienced a net loss of $69,550 and $5,322,173 for the three month period ended March 31, 2008 and from inception to period ended March 31, 2008, respectively, against $65,670 in revenue, $63,109 from operations and $2,561 from interest in the entire period and $16,842 in revenue, consisting of $16,842 in revenues from sales and $0 in interest for the three month period ending March 31, 2008. The major expenses during this three month period were for general and administrative expenses, research and development expenses on our websites and legal and accounting fees.

Revenues increased during the period as compared with comparable periods in 2007.  In contrast to our performance over the same 3 month period ending March 31, 2007, where revenues from operations were $0, revenues from operations in the three month period ending March 31, 2008 were $16,842.

Expenses were lower when compared with comparable periods in 2007.  In contrast to our performance over the same 3 month period ending March 31, 2008, where expenses were $86,392, expenses in the nine month period ending March 31, 2007 were $124,894, representing a 30% decrease.  This decrease is attributable to lower general and administrative expenses and lower research and development expenses.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

For the nine month period ended March 31, 2008, net cash used in operating activities, consisting mostly of loss from operations was $64,424. For the period from inception to March 31, 2008, net cash used in operating activities, consisting mostly of loss from operations was $2,784,437.

For the period from inception to March 31, 2008, net cash resulting from financing activities was in the amount of $3,104,851.  Cash proceeds from the sale of common stock during the three month period ending March 31, 2008 were $300,000.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2007. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

We have already begun to produce a small amount of revenue, which has been increasing over time.  We do not know if our revenue will continue to increase over comparable periods.  We believe that we are just beginning to monetize the traffic in our consumer search engine network, we could grow substantially as that traffic continues to yield revenue.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We do undertake software development expenses in Canada which must be paid in Canadian dollars and are subject to cost variations based in currency rate fluctuations.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4T. Controls and Procedures

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our
10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the three month period ending March 31, 2008, the company issued 7,500,000 restricted shares of common stock for cash consideration of $300,000 or $0.04 per share.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not applicable.

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

Dated: May 13, 2008