Form 10-Q
period 2008-06-30
FUSA CAPITAL CORP
filed 2008-08-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there are issued and outstanding only common equity shares in the amount of 69,947,083 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet June 30, 2008 (unaudited) and December 31, 2007	4

	Interim Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and June 30, 2007 and cumulative from inception on February 9, 2005 through June 30, 2008.	5

	Interim Consolidated Statement of Cashflows for the six months ended June 30, 2008 and June 30, 2007 and cumulative from inception on February 9, 2005 through June 30, 2008.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through June 30, 2008	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	15

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Security	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders.	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signature		19

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30	December 31
	2008	2007
		(audited)
ASSETS

CURRENT ASSETS
Cash	151,523	5,255
Restricted cash-Note 2	11,500	28,750
Prepaid expenses	500	500

Total Current Assets	163,523	34,505

Property and equipment-Note 5	19,111	23,806

Lease deposits	-	-

Total Assets	$182,634	$58,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,243	$53,942

Total Current Liabilities	43,243	53,942

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000
Shares authorized, 69,947,083 issued and outstanding	6,993	6,243
(2007-62,447,083 issued and outstanding)
Paid in capital	5,549,999	5,250,749
Deficit accumulated during the development stage	(5,417,601)	(5,252,623)

Total Stockholders’ Equity (Deficit)	139,391	4,369

	$182,634	$58,311

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and six months ended June 30, 2008 and June 30, 2007 for the period February 9, 2005 (Inception) to June 30, 2008

	Three months	Three months	Six months	Six months	February 9, 2005
	ended	ended	ended	ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUE
Sales	$11,966	$4,916	$28,808	$4,916	$75,075
Interest	-	663	-	663	2,561
	11,966	5,579	28,808	5,579	77,636

EXPENSES
Selling, general and administrative	78,373	154,570	152,042	259,414	3,257,656
Research and development-Note 4	26,674	30,272	37,049	47,880	1,973,382
Beneficial conversion expense	-	-	-	-	230,900
Interest	-	-	-	-	1,631
Loss on disposal of property and equipment	-	-	-	-	1,393
Foreign exchange loss	-	-	-	-	4,430
Depreciation and amortization	2,347	2,443	4,695	4,885	25,845

Total Expenses	107,394	187,285	193,786	312,179	5,495,237

NET INCOME (LOSS)	$(95,428)	$(181,706)	$(164,978)	$(306,600)	$(5,417,601)

NET LOSS PER COMMON SHARE, BASIC	$0.00	$(0.00)	$(0,00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	69,947,083	60,130,416	69,947,083	60,097,083

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2008 and June 30, 2007
for the period from February 9, 2005 (Inception) to June 30, 2008

	Six months	Six months	February 9, 2005
	Ended	Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

OPERATING ACTIVITIES
Net loss from operations	$(164,978)	$(306,600)	$(5,417,601)

Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	4,695	4,885	25,845
Loss on disposal of property and equipment	-	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	(2,500)	(500)
Decrease (increase) in accounts payable and accrued liabilities	(10,699)	(4,462)	32,563
Decrease in lease deposits	-	2,155	-

Total adjustments	(6,004)	78	2,526,606

Net cash (used by) operating activities	(170,982)	(306,522)	(2,890,995)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	-	494
(Increase) in property and equipment	-	(5,743)	(51,327)

Net cash (used by) investing activities	-	(5,743)	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	300,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	300,000	300,000	3,104,851

Net increase (decrease) in cash	129,018	(12,265)	163,023

Cash, beginning of period	34,005	97,763	-

Cash, end of period	$163,023	$85,408	$163,023

Cash Summary, June 30
Cash	$151,523	$56,658	$151,523
Restricted Cash	11,500	28,750	11,500

Total	$163,023	$85,408	$163,023

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
	Common Stock			Accumulated
				During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for
services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended
March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)
Restated Recapitalization
March 7, 2005	27,447,564	2,744	(104,701)	(101,957)

Shares issued for cash in a private Placement

March 9, 2005 Stock issued for cash
@ $.34 per share	300,000	30	99,970		100,000

March 31, 2005 Stock issued for cash
@ $.34 per share	390,000	39	129,961		130,000

April 5, 2005 Stock issued for cash
@ $.34 per share	60,000	6	19,994		20,000

April 15, 2005 Stock issued for cash
$.34 per share	120,000	12	39,988		40,000

April 21, 2005 Stock issued for cash
@ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-

930,000 warrants issued in above PPM			230,900		230,900
Shares issued as compensation

June 15, 2005 Stock issued @ FMV of
$.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of
$1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued
@ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued
@ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued
@ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued
@ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for
Compensation to non-employees

April 18, 2005 120,000 options vested
@ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested
@ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005
to March 31, 2006			(4,079,552)	(4,079,552)

Balances, December31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for
Compensation to non-employees
January 1, 2006 7,273 options vested
@ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @
FMV of $.40 per share			8,728		8,728
Shares issued for services to non-
employees
May 24, 2006, stock issued for FMV of
$1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of
$.96	25,000	3	23,997		24,000

Shares issued for cash in a private
placement

February 16, 2006 Stock issued for cash
@ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash
@ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash
@ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash
@ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash
@ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash
@$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash
@.75 per share	133,334	13	99,987		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash
@ $.91 per share	1,073,507	107	985,026		985,133
Cancellation of share issued as
compensation to employees	(600,000)	(60)	(731,940)		(732,000)
Loss for the period ended
December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private
placement

Shares issued for cash in a private
placement

February 20, 2007 Stock issued for cash
@ $.75 per share	200,000	20	149,980		150,000

May 20, 2007 Stock issued for cash
@ $.60 per share	250,000	25	149,975		150,000

July 10, 2007 Stock issued for cash
@ $.40 per share	250,000	25	99,975		100,000

August 22, 2007 Stock issued for cash
@ $.25 per share	400,000	40	99,960		100,000

November 16, 2007 Stock issued for
Cash @ $.10 per share	1,500,000	150	149,850		150,000
Loss for the year ended
December 31, 2007				(726,059)	(726,059)

Balances, December 31, 2007	62,447,083	6,243	5,250,749	(5,252,623)	4,369

Shares issued for cash in a private
placement

January 15, 2008 Stock issued for cash
@ $.04 per share	7,500,000	750	299,250		300,000

Loss for the period
June 30, 2008				(164,978)	(164,978)

Balances, June 30, 2008	69,947,083	6,993	5,549,999	(5,417,601)	139,931

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2008
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

The results of operations for the six months ended June 30, 2008 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At June 30, 2008 current assets include restricted cash of $11,500, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2008
(Unaudited)

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the six months and three months ended June 30, 2008 within this category, which are included in selling, general and administrative expense, amounted to approximately $1,287 ( 2007-$46,900)  and $643 (2007-$25,425) respectively.

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of June 30, 2008.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2008
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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months and six months ended June 30, 2008, the currency exchange transactions resulted in a (loss) gain of ( $49) (2007 –$ 2,426)and $75 (2007- $ 3,379). As of June 30, 2008, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of June 30, 2008.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 4 – Related party transactions

During the period, in lieu of paying its technology officer’s his earned compensation directly of $19,942 ( 2007- $ 1,358), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through June 30, 2008, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

		Accumulated	Net Book Value
	Cost	Amortization
			June 30	December
			2008	2007

Computer equipment	$26,713	$13,393	$13,320	$15,992
Furniture and fixtures	8,228	3,635	4,593	5,180
Leasehold improvements	8,621	7,423	1,198	2,634
	$43,562	$24,451	$19,111	$23,806

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

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of June 30, 2008 for the fiscal years ended:

2008	$ 9,437

Note 7 – Issuance of Common Stock

During the period, the company issued 7,500,000 shares of common stock for cash consideration of  $ 300,000.

Note 8 – Technology License Agreement

During the year ended December 31, 2007, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company. As at June 30, 2008, FUSA has not issued any shares related to the technology license agreement.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of audio and video search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web.  In addition, the company also operates the websites www.newstowatch.com, www.podanza.com and www.iheard.com, each of which presents innovative search technology to consumers to enable them to easily find the content of their choice.  It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future, although the capital markets environment has been very challenging In the event that financing is not forthcoming to expand our business as planned, we believe that there are a number of potential strategic business options that would still this technology to continue to be commercialized and developed.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2008, the Company generated no significant revenues and posted a net loss of $5,417,601 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2008 was $163,023, as compared to the cash balance of $34,005 as of December 31, 2007.

Three Month Period Ending June 30, 2008

Operating expenses for the three month period ended June 30, 2008 totaled $107,394 and from inception to the period ended June 30, 2008 totaled $5,495,237. The company experienced a net loss of $95,428 and $5,417,601 for the three month period ended June 30, 2008 and from inception to period ended June 30, 2008, respectively, against $77,636 in revenue, $75,075 from operations and $2,561 from interest in the entire period and $11,966 in revenue, consisting of $11,966 in revenues from sales and $0 in interest for the three month period ending June 30, 2008. The major expenses during this three month period were for general and administrative expenses, research and development expenses on our websites and legal and accounting fees.

Revenues increased during the period as compared with comparable periods in 2007.  In contrast to our performance over the same 3 month period ending June 30, 2007, where revenues from operations were $4,916, revenues from operations in the three month period ending June 30, 2008 were $11,966.

Expenses were lower when compared with comparable periods in 2007.  In contrast to our performance over the same 3 month period ending June 30, 2008, where expenses were $107,394, expenses in the nine month period ending June 30, 2007 were $187,285, representing a significant decrease.  This decrease is attributable to lower general and administrative expenses and lower research and development expenses.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended June 30, 2008.

Liquidity and Capital Resources

For the six month period ended June 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $170,982. For the period from inception to June 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $2,890,995.

For the period from inception to June 30, 2008, net cash resulting from financing activities was in the amount of $3,104,851.  Cash proceeds from the sale of common stock during the six month period ending June 30, 2008 were $300,000.

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

We also anticipate spending approximately $2,000,000 on operations and salaries and costs related to marketing and research and development over the course of the next twelve months. In addition to the payments for office space, we believe that we will have to spend approximately $100,000 for our servers and network administration costs.  This is of course dependent on our ability to raise additional funds, which is very challenging in the current capital environment.  These plans could be delayed indefinitely due to lack of funding.  Nevertheless, if funding were available, we would pursue the following plan.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the six month period ending June 30, 2008, the company issued 7,500,000 restricted shares of common stock for cash consideration of $300,000 or $0.04 per share.

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

Dated: August 14, 2008