Form 10KSB/A
period 2007-12-31
FUSA CAPITAL CORP
filed 2008-09-05
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

THIS AMENDMENT NO. 1 TO THE COMPANY’S REPORT ON FORM 10KSB FOR THE FISCAL YEAR END DECEMBER 31, 2008 AMENDS PART II, ITEM 8A REGARDING CONTROLS AND PROCEEDURES.  WE HAVE ALSO MADE CHANGES TO THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER CERTIFICATIONS WHICH ARE EXHIBITS TO THIS REPORT.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as a team of outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.  Although the Company does not currently have sufficient financial resources to hire additional management, the Company expects to have such resources, make such hires and create segregation of duties and proper oversight within 12 months.  The Company estimates the annual costs of such remediation efforts in the form of additional management will be $150,000 per year.

We understand that remediation of disclosure controls is a continuing work in progress due to the issuance of new standards and promulgations.  However, remediation of the material weaknesses described above is among our highest priorities.  Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.  As of the date of this report, our management believes that our efforts will remediate the material weaknesses in internal control over financial reporting as described above.

Notwithstanding these material weaknesses which are described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in the Annual Report previously filed on Form 10-KSB are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management, consisting of our Chief Executive Officer and Principal Accounting and Financial Officer, is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2007.

As a non-accelerated smaller reporting filer, management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 is not required to be audited by Moore & Associates, Chartered, our independent registered public accountant until our fiscal year ending December 31, 2009.

Changes in Internal Control of Financial Reporting

During the quarters ended December 31, 2007,  March 31, 2008 and June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.1	Technology License Agreement between the registrant and Minerva Technologies, Ltd. Dated August 23, 2007 and incorporated by reference to Exhibit 10.1to Form 8K filed on August 23, 2007.

10.2	2005 Stock Option Plan, dated April 18, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed April 19, 2005.

31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated September 3, 2008. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated September 3, 2008. FILED HEREWITH

32.1
Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated September 3, 2008. FILED HEREWITH.

32.2
Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated September 3, 2008. FILED HEREWITH.

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

Date: September 3, 2008	FUSA CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer & Principal Financial Officer