Form 10-Q/A
period 2008-03-31
FUSA CAPITAL CORP
filed 2008-09-22
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

THIS FILING IS AN AMENDMENT TO CORRECT EXHIBITS 31.1 AND 32.1

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K
None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: September 19, 2008