Form 10-Q
period 2008-09-30
FUSA CAPITAL CORP
filed 2008-11-04
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   [   ] Yes  [ X ] No

As of October 31, 2008, there are issued and outstanding only common equity shares in the amount of 69,947,083 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet September 30, 2008 (unaudited) and December 31, 2007	4

	Interim Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007 and cumulative from inception on February 9, 2005 through September 30, 2008.	5

	Interim Consolidated Statement of Cashflows for the nine months ended September 30, 2008 and September 30, 2007 and cumulative from inception on February 9, 2005 through September 30, 2008.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through September 30, 2008	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures about market risk	17

Item 4.	Controls and Procedures	17

Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders.	19

Item 5.	Other Information	19

Item 6.	Exhibits & Signature	20

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
Unaudited

	September	December 31
	2008	2007
		(audited)
ASSETS

CURRENT ASSETS
Cash	$78,092	$5,255
Restricted cash-Note 2	11,500	28,750
Accounts receivable	280	-
Prepaid expenses	500	500

Total Current Assets	90,372	34,505

Property and equipment-Note 5	16,753	23,806

Lease deposits	-	-

Total Assets	$107,125	$58,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47,063	$53,942

Total Current Liabilities	47,063	53,942

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000
Shares authorized, 69,947,083 issued and outstanding
(2007-62,447,083 issued and outstanding)	6,993	6,243
Paid in capital	5,549,999	5,250,749
Deficit accumulated during the development stage	(5,496,930)	(5,252,623)

Total Stockholders’ Equity (Deficit)	60,062	4,369

	$107,125	$58,311

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and nine months ended September 30, 2008 and September 30, 2007 for the period February 9, 2005 (Inception) to September 30, 2008

	Three months	Three months	Nine months	Nine months	February 9, 2005
	ended	ended	ended	ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUE
Sales	$19,684	$12,140	$48,492	17,056	$94,759
Interest	-	392	-	1,055	2,561
	19,684	12,532	48,492	18,111	97,320

EXPENSES
Selling, general and administrative	80,960	149,867	233,002	409,281	3,338,616
Research and development-Note 4	15,695	40,198	52,744	88,078	1,989,077
Beneficial conversion expense	-	-	-	-	230,900
Interest	-	-	-	-	1,631
Loss on disposal of property and equipment	-	-	-	-	1,393
Foreign exchange loss	-	-	-	-	4,430
Depreciation and amortization	2,358	2,442	7,053	7,327	28,203

Total Expenses	99,013	192,507	292,799	504,686	5,594,250

NET INCOME (LOSS)	$(79,329)	$(179,975)	$(244,307)	$(486,575)	$(5,496,930)

NET LOSS PER COMMON SHARE, BASIC	$0.00	$(0.00)	$(0,00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	69,947,083	60,813,750	69,947,083	60,335,972

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the Nine months ended September 30, 2008 and September 30, 2007 for the period from February 9, 2005 (Inception) to September 30, 2008

	Nine months	Nine months	February 9, 2005
	Ended	Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
OPERATING ACTIVITIES
Net loss from operations	$(244,307)	$(486,575)	$(5,496,930)

Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	7,053	7,327	28,203
Loss on disposal of property and equipment	-	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	(39,448)	(500)
Decrease (increase) in accounts payable and accrued liabilities	(6,879)	15,548	36,383
Increase in accounts receivable	(280)	-	(280)
Decrease in lease deposits	-	2,155	-

Total adjustments	(106)	(14,418)	2,532,504

Net cash (used by) operating activities	(244,413)	(500,993)	(2,964,426)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	-	494
(Increase) in property and equipment	-	(5,742)	(51,327)

Net cash (used by) investing activities	-	(5,742)	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	500,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	300,000	500,000	3,104,851

Net increase (decrease) in cash	55,587	(6,735)	89,592

Cash, beginning of period	34,005	97,673	-

Cash, end of period	$89,592	$90,938	$89,592

Cash Summary, June 30
Cash	$78,092	$62,188	$78,092
Restricted Cash	11,500	28,750	11,500

Total	$89,592	$90,938	$89,592

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
	Common Stock			Accumulated
				During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	$2,700	$6,300	$(11,604)	$(2,605)
Net (Loss), for the period ended March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private Placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature - 930,000 warrants issued in above PPM			230,900		230,900

Shares issued as compensation
June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for Compensation to non-employees
April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005 to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for Compensation to non-employees
January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728

Shares issued for services to non- employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of $ .96	25,000	3	23,997		24,000

Shares issued for cash in a private placement
February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000

Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133

Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	$5,983	$4,601,009	$(4,526,564)	$80,428

Shares issued for cash in a private placement

Shares issued for cash in a private placement
February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
May 20, 2007 Stock issued for cash @ $.60 per share	250,000	25	149,975		150,000
July 10, 2007 Stock issued for cash @ $.40 per share	250,000	25	99,975		100,000
August 22, 2007 Stock issued for cash @ $.25 per share	400,000	40	99,960		100,000
November 16, 2007 Stock issued for Cash @ $.10 per share	1,500,000	150	149,850		150,000

Loss for the year ended December 31, 2007				(726,059)	(726,059)

Balances, December 31, 2007	62,447,083	$6,243	$5,250,749	$(5,252,623)	$4,369

Shares issued for cash in a private placement
January 15, 2008 Stock issued for cash @ $.04 per share	7,500,000	750	299,250		300,000

Loss for the period September 30, 2008				(244,307)	(244,307)

Balances, September 30, 2008	69,947,083	$6,993	$5,549,999	$(5,496,930)	$60,062

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2008
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

The results of operations for the nine months ended September 30, 2008 are not indicative of the results that may be expected for the full year.

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

Restricted cash

At September 30, 2008 current assets include restricted cash of $11,500, which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2008
(Unaudited)

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the nine months and three months ended September 30, 2008 within this category, which are included in selling, general and administrative expense, amounted to approximately $1,287 ( 2007-$71,389)  and $nil (2007-$24,489) respectively.

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

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the  first quarter 2006 consolidated financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006.  The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006. Under this transition method the Company began recording stock option expense prospectively, starting in first quarter 2006.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of September 30, 2008.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2008
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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the three months and nine months ended September 30, 2008, the currency exchange transactions resulted in a (loss) gain of ($2,025 (2007 –$1,992) and $2,074 (2007 - $435). As of September 30, 2008, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Revenue Recognition
The company recognizes revenue when persuasive evidence of an arrangement exists, service has been provided, the sales price is fixed or determinable and collectibility is probably.

Note 3 - Going concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated revenues. It has incurred a significant operating loss as of September 30, 2008.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 4 – Related party transactions

During the 9-month period, in lieu of paying its technology officer’s his earned compensation directly of $19,942 ( 2007- $ 1,358), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through September 30, 2008, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

		Accumulated	Net Book Value
	Cost	Amortization
			September	December
			30, 2008	2007

Computer equipment	$26,713	$14,728	$11,985	$15,992
Furniture and fixtures	8,228	3,929	4,299	5,180
Leasehold improvements	8,621	8,142	479	2,634
	$43,562	$26,799	$16,753	$23,806

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

The following is a schedule of future minimum lease payments, exclusive of all executory costs, required under the long-term operating lease above as of September 30, 2008 for the fiscal years ended:

2008	$2,359

Note 7 – Issuance of Common Stock

During the period, the company issued 7,500,000 shares of common stock for cash consideration of  $ 300,000.

Note 8 – Technology License Agreement

During the year ended December 31, 2007, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company. As at September 30, 2008, FUSA has not issued any shares related to the technology license agreement.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of audio and video search engine technologies. Our objective is to become the leading innovator of search engine technologies for online consumers as well as digital content providers. To that end we currently operate and market the website searchforvideo.com which is an online video clip directory that aggregates and indexes video clips through relationships with online video providers as well as using advanced search technology to uncover videos from various sites across the web.  In addition, the company also operates the websites www.newstowatch.com, www.podanza.com and www.iheard.com, each of which presents innovative search technology to consumers to enable them to easily find the content of their choice.  It is the intention of the company to expand the number of sites that the company develops, operates and markets in the future, although the capital markets environment has been very challenging In the event that financing is not forthcoming to expand our business as planned, we believe that there are a number of potential strategic business options that would still this technology to continue to be commercialized and developed.  During the current unfavorable market conditions for obtaining financing, we have chosen not to take on debt, but instead to institute additional streamlining and cost cutting measures to allow us to continue to operate our websites, improve their performance and cut costs.

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

On August 23, 2007, we entered into a Technology License Agreement with Minerva Technologies Pvt. Ltd., an Indian corporation ("Minerva"), whereby we received a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software ("ASES") Technology and MyWorld Service powered by its Artificial Intelligence Text Mining (AITM) engine in exchange for 23,000,000 of our common shares.  We have not proceeded with the completion of this transaction and are not certain if the transaction will ever be concluded.

Our principal executive offices are located at 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101. Our phone number is (206) 274-5107.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2008, the Company generated no significant revenues and posted a net loss of $5,496,930 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of September 30, 2008 was $78,092, as compared to the cash balance of $5,255 as of December 31, 2007.

Three Month Period Ending September 30, 2008

Operating expenses for the three month period ended September 30, 2008 totaled $99,013 and from inception to the period ended September 30, 2008 totaled $5,594,250. The company experienced a net loss of $79,329 and $5,496,930 for the three month period ended September 30, 2008 and from inception to period ended September 30, 2008, respectively, against $97,320 in revenue, $94,759 from operations and $2,561 from interest in the entire period and $19,684 in revenue, consisting of $19,684 in revenues from sales and $0 in interest for the three month period ending September 30, 2008. The major expenses during this three month period were for general and administrative expenses, research and development expenses on our websites and legal and accounting fees.

Revenues increased during the period as compared with comparable periods in 2007.  In contrast to our performance over the same 3 month period ending September 30, 2007, where revenues from operations were $12,140, revenues from operations in the three month period ending September 30, 2008 were $19,684 or an increase of approximately 61%.

Expenses were lower when compared with comparable periods in 2007.  In contrast to our performance over the same 3 month period ending September 30, 2008, where expenses were $99,013, expenses in the nine month period ending September 30, 2007 were $192,507, representing a significant decrease.  This decrease is attributable to lower general and administrative expenses and lower research and development expenses.  This represents a decrease of approximately 51%.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended September 30, 2008.

Liquidity and Capital Resources

For the nine month period ended September 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $244,413. For the period from inception to September 30, 2008, net cash used in operating activities, consisting mostly of loss from operations was $2,964,426.

For the period from inception to September 30, 2008, net cash resulting from financing activities was in the amount of $3,104,851.  Cash proceeds from the sale of common stock during the nine month period ending September 30, 2008 were $300,000.

Our capital resources have been limited. We have not yet generated sufficient revenues to cover our expenses, and to date have relied on the sale of equity and related party loans for cash required for our activities. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

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

PLAN OF OPERATION

The current capital markets environment presents significant challenges for any emerging growth technology business and our business is no exception.  In light of the expense and difficulty involved in raising or borrowing additional capital, we have elected to cut expenses and increase revenues as we work toward sustainable break-even.  Achievement of this goal would make us well-positioned to grow significantly once the capital markets improve and growth capital is available at more reasonable terms.  Over the next eighteen to twenty-four months we intend to focus on streamlining the technology that runs our websites in an effort to continue to reduce costs and increase revenues.  If we can continue to reduce costs and increase revenues at the rate that we have over the past 12-24 months, we should be at sustainable break even within 12-18 months.

Our strategy involves enticing potential clients with the richness of our consumer data and the substantial traffic on our websites interest and use we hope to have already generated with our websites and size of potential revenue returns that our software can provide to these clients via enhancements in the way that they market video and audio content, while at the same time automating as much as possible the procedures involved in operating our business and increasing revenue such that we continue to lower costs.

We have already begun to produce a small amount of revenue, which has been increasing over time.  We do not know if our revenue will continue to increase over comparable periods.  We believe that we are just beginning to monetize the traffic in our consumer search engine network, we could grow substantially as that traffic continues to yield revenue.

We also anticipate spending no more than $400,000 on operations and salaries and costs related to marketing and research and development over the course of the next twelve months. In addition to the payments for office space, we believe that we will have to spend approximately $100,000 for our servers and network administration costs.  This is of course dependent on our ability to raise additional funds, which is very challenging in the current capital environment.  These plans could be delayed indefinitely due to lack of funding.  Nevertheless, if funding were available, we would be able to grow more aggressively than to just sustainable break-even.   With additional funds, we would pursue the following plan:

Our twelve-month plan requires us to accomplish the following steps with sufficient funding:

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2007.  Accordingly,  we concluded that our disclosure  controls and procedures were not effective as of December 31, 2007.

As required by SEC Rule 15d-15(b),  our Chief  Executive  Officer carried out an evaluation  under the supervision and with the  participation of our management, of the effectiveness of the design and operation of our disclosure  controls and procedures  pursuant  to  Exchange  Act Rule  15d-14 as of the end of the period covered by this report. Based on the foregoing  evaluation,  our Chief Executive Officer has  concluded  that our  disclosure  controls  and  procedures  are not effective  in  timely  alerting  them to  material  information  required  to be included in our periodic SEC filings and to ensure that information  required to be disclosed in our periodic SEC filings is accumulated and  communicated to our management,  including our Chief Executive  Officer,  to allow timely  decisions regarding  required  disclosure  as a result of the  deficiency  in our internal control over financial reporting discussed below.

The material  weakness  identified  in our amended annual  report on Form 10-KSB for the year  ended  December  31,  2007 was  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control over financial  reporting is as of the period ended September 30, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting.  The material weakness relates to the monitoring  and review of work performed by contracted  accounting  personnel in the preparation of audit and financial statements,  footnotes and financial data provided to FUSA’s  registered public accounting firm in connection with the annual audit. Our lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an  effective  system of  internal  control.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in ICFR  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

Notwithstanding  this  material  weakness,  we  believe  that  the  consolidated financial  statements  included in this report fairly  present,  in all material respects,  our consolidated  financial  position and results of operations as of and for the period  ended September 30,  2008.

Remediation  of Material  Weakness

As discussed in  Management's  Annual  Report on Internal  Control  over  Financial Reporting,  as of December  31,  2007, as amended,  there were  material  weaknesses  in our internal  control over financial  reporting.  We are in the process of analyzing our processes for all business units and the  establishment  of formal  policies and  procedures  with  necessary  segregation  of duties,  which will  establish mitigating  controls to compensate  for the risk due to lack of  segregation  of duties.  In  addition,  we are  evaluating  the  necessary  steps to improve our controls over  financial  reporting and we are in the initial  planning phase of upgrading,  where  possible,  certain  of  our  information  technology  systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal  control over financial  reporting as of December 31, 2007 and September 30,  2008.  However,  the  effectiveness  of any system of internal  controls is subject to inherent  limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional  personnel,  upgrading  certain of our information technology systems, and relying extensively on manual review and approval,  the  successful  operation  of these  controls  for at least  several quarters  may be required  before  management  may be able to conclude  that the material weakness has been remediated.

The aggregate costs of remediation are estimated to be $150,000 or more on an annual basis to hire the requisite accounting staff.

Changes in Internal Control Over Financial Reporting.

There  was no change in our  internal  control  over  financial  reporting  that occurred during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially  affect,  our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the nine month period ending September 30, 2008, the company issued 7,500,000 restricted shares of common stock for cash consideration of $300,000 or $0.04 per share.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: November 3, 2008