Form 10-K
period 2008-12-31
FUSA CAPITAL CORP
filed 2009-04-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-50274

FUSA Capital Corporation
(Name of small business issuer in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Fifth Avenue, Suite 4200, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (888)-366-6115

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Securities registered pursuant to Section 12 (b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act:  500,000,000 common shares par value $0.0001 per share

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2009 is 69,947,083.

Revenues for the fiscal year ended December 31, 2008 were $55,012.

As at March 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity  was approximately $209,841.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 7 of this annual report on Form 10-K, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective is to maintain the media search engine properties and technologies we currently have and to eventually enhance and grow those properties and technologies. We currently operate the website newstowatch.com.  Newstowatch.com is a breaking news discovery service that programatically reads thousands of current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.   We also operate the consumer media search websites searchforvideo.com, podanza.com and iheard.com.  We hope to be able to maintain our existing suite of on-line properties and technologies through the current challenging financial environment and to eventually be able to expand and grow our web properties and technologies in the future.

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

On April 22, 2005, our board of directors declared a three-for-one common stock dividend, wherein each holder of record of our common shares as of May 3, 2005 received two additional shares for each common share then held. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-K for the fiscal year ended December 31, 2008 are stated on a post-dividend basis. Per share amounts have also been restated to reflect the common share dividend.

Since April, 2005, we have been engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last six months of 2008, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development.

We have consistently lost money on our on-line consumer media properties due to the expenses involved in hosting, promotion, development and management of those sites.  In an effort to maintain as much traffic as possible on our most popular media site, www.searchforvideo.com, which is also responsible for a large proportion of our expenses, we contracted with Brass Consulting Ltd. to maintain the site in exchange for net revenue produced from the site.  This agreement is cancellable after 30 days notice.  This agreement allows us to maintain www.searchforvideo.com in the absence of adequate personnel or financial resources and to preserve its value for the future when we may have sufficient resources to maintain the site ourselves and grow its user base and revenue potential.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (888)366-6115.

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

In 2007, we had developed and relaunched our consumer website, NewstoWatch.com, with significant technological upgrades. In March of 2008, we completed additional upgrades to the site.  We believe these technological upgrades and site feature enhancements provide us with an opportunity to gain traffic and exposure with its unique combination of software and community participation.  Newstowatch.com is a breaking news discovery service that programatically reads tens of thousands current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.

NewstoWatch makes it easy for users to participate in shaping the news. Along with the algorithmic news editor, users influence the rank and importance of news stories by their consumption and contributing new stories into the NewstoWatch news network.

In June of 2008, we completed the A-Z RSS (Really Simple Syndication) discovery directory for NewstoWatch, which makes it easier for users to find the news they are looking for.

We did not launch any new consumer media portals during 2008 and we estimate that the audience for our consumer media portals, which had grown throughout 2007 and part of 2008, will decline in the absence of additional resources to promote our properties.

OPERATIONS

At present we maintain day-to-day operations from the home of our chief executive officer in Vancouver, Canada and through our correspondence office and principal executive offices in Seattle, Washington.  We have 1 full-time staff member and 2 consultants actively engaged in the development of our products and business, consisting primarily in the maintenance of our consumer web properties and in maintaining our corporate books and records and compliance with our public company responsibilities.

RESEARCH AND DEVELOPMENT

As of December, 2008 we have discontinued substantially all of our research and development efforts due to a combination of having achieved our initial development goals and a lack of funding to continue to our subsequent development goals.  We have the  need to expend some additional resources to continue to develop our search engine products and services, but are currently unable to do so due to funding constraints. We may need to expend significant resources in customization or in meeting customer requirements as well as continuing to respond to competition and competitive developments in the marketplace, which we are currently unable to fund.

 During the fiscal year ended December 31, 2008 we incurred expenses of $54,862 on our research and development activities. From February 9, 2005 (inception) through the fiscal year ended December 31, 2008 we incurred research and development expenses of $1,991,195. We believe that our research and development expenses will decrease substantially in 2009 as we have virtually no planned research and development expenses unless our financial situation improves substantially.    We also signed an agreement in 2007 to license the Argon Search Engine technology and related technologies which may improve and optimize aspects of our core search engine and consumer media portal technologies.  In April of 2009, we elected to discontinue and cancel our license and development of the Argon Search Engine technology due to lack of acceptable progress by our development partner and lack of financial resources to continue to develop and deploy the technology.

PRINCIPAL MARKETS

We are not currently marketing our search engine solutions to companies operating Internet websites with news, video clip, music and sports content, but have done so in the past and would like to do so in the future once we have the personnel and financial resources to pursue such marketing.   We currently offer consumers direct search engine capabilities through our various Internet websites, which we continue to maintain but have ceased actively marketing due to funding constraints.

We had just begun to seek customers for our technology prior to running out of funds for substantial marketing efforts and, although we have some content relationships in place, we are not yet generating substantial revenues from our customers. Although we have the capability of deriving significant revenue from our search engine portals, current user traffic levels are not yet sufficient to produce significant revenue.

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

In addition, while there are finite resources available to us to scan the Internet for the freshest and most relevant news content, there is a vastly larger body of news that our portal community members are exposed to.  Our programmatic editor allows users to post their own stories, giving them editorial control and a sense of ownership and participation within the portal community.  In addition, the sheer diversity and volume of the stories that can be posted by our users eclipses the variety of content we would be able to access ourselves without this type of community support.  At the moment, we have very little posting by our user community, but we expect that this would change if we were to have resources to more effectively promote the site.

ADVERTISING AND MARKETING

We have been deriving a small amount of advertising revenue from sales of ads on our consumer media portals as they were in development.  In 2008, as we concluded major development on our consumer media portals, we had hoped to significantly expand the revenue stream from these portals.   A combination of lack of funds to sufficiently market our properties to increase user traffic and a very difficult financial environment for aspiring Internet advertising portals has led to weaker advertising revenues than we had anticipated or hoped for.  We believe that without additional financial resources to properly market our Internet properties, we anticipate that user traffic and advertising revenue will deteriorate throughout 2009. If we were to be successful in obtaining additional financing resources, which seems unlikely in the near term, we would like to pursue the three point marketing plan that we developed for 2008 and beyond which consists of:

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

In addition to the above marketing plan, we believe that the nature of the participatory media experience itself as embodied within NewstoWatch.com provides a powerful marketing tool to expand usage of the site.  Every time one of our users adds a story to NewstoWatch, they are increasing their own ties to the portal community.   Unlike traditional news sites, which allow users to email stories to friends but not to determine the content of the site, www.NewstoWatch.com allows those users to refer their friends to a news community that they themselves are shaping.  We think that this type of relationship can make our users much more likely to spread the word about www.NewstoWatch.com and can supply us with a type of marketing which we cannot buy through traditional advertising spend…that is an emotional connection, sense of belonging and sense of ownership and participation within the portal community.  We believe that this participation could result in significant growth in the website without substantial increases in our advertising expenditures, however, in order for this to occur, www.newstowatch.com would have to reach a certain critical mass threshold of users, which we have been unable to reach to date.  We do not believe we will be able to reach this critical mass without substantial additional resources for promoting the site.  Therefore, without additional resources, we believe that the site will not reach its potential and will not unleash the power of participatory media as described herein.

DISTRIBUTION

We distribute our products and services via the Internet for our consumer websites.  We have historically also made in person efforts by our business development personnel to develop marketing and content relationships.  We are not currently pursuing any of these in person efforts, but hope to resume them should we be successful in obtaining additional resources.  Our chief executive officer does engage in answering queries from companies interested in partnering with us, but we have yet to receive a query that represents an opportunity to materially improve our business and that we would have the resources to pursue.

Consumer Websites

We are the owner of numerous distinctive and easy-to-remember group of URLs including:

•	www.searchforvideo.com;

•	www.searchforaudio.com;

•	www.searchfortv.com;

•	www.searchforipod.com;

•	www.searchformedia.com;

•	www.searchforpodcasts.com; and

•	www.newstowatch.com

In addition, we also own the URLs for www.iheard.com and www.podanza.com.  We believe that these websites, when sufficiently promoted and advertised, can become attractive websites for consumers to find relevant content that meets their needs. We believe that consumers’ use of our search technology through these sites can provide us with valuable data regarding actual consumer usage patterns for material on the Internet as well as catapult us into the position of a suite of leading search engines. This brand awareness and valuable consumer data could form the basis for our discussions regarding revenue opportunities through advertising and content partnerships. However, currently, we lack the resources to promote these sites in any meaningful way and therefore have minimal traffic on them.

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

In addition, as we are now competing in the field of participatory media, there are a number of sophisticated competitors that compete fiercely within this space.  Digg.com, youtube.com, facebook.com, LinkedIn.com and others offer tools that allow users to shape, develop and post the content that makes the site appealing and valuable to other users.  We believe that www.NewstoWatch.com cannot compete successfully in spite of its focus on the most relevant, international news content and its proprietary algorithmic tools due to our lack of funding to promote the site, but  even with funding the site’s success will ultimately be determined by how it competes in the area of creating a relationship with the members of the portal community that causes them to invest time on an individual basis posting news content to the community, as they have done with other types of content on our competitors’ sites.  These competitors all have significantly more financial and human resources than we have and currently operate large and sophisticated media companies.  Right now we cannot compete effectively in this field.

Failure of Competitors

We anticipate that many of our smaller competitors will face similar challenges to us during this difficult economic time and that many will fail.  This will provide an even more significant competitive advantage to the larger players within the space, further consolidating their user base and making it more difficult for newer or smaller entrants, such as FUSA, to compete in this market.

Our Competitive Position

Many websites are currently offering functional, beta versions of audio/video search engines that produce inconsistent results, as this technology has not yet been deployed on any large scale. While the search engine industry itself is robust, competitive and well developed, the audio/video search engine industry is relatively new, and, although our position is one of vulnerable, new entrant, we believe that the possibility of commercial success does not currently exist for us in this field without additional resources, but if we were to acquire these resources, there are some factors which would help us, such as:

•	we believe our technology is competitive with any publicly available audio/video search engine technology, as long as we have resources to develop and improve it;

•
If we were to have a business development capability, our “agnostic” independent, non-affiliated status in this field would be attractive to customers who may not wish to align themselves with search engine vendors who have competitive products to their own or whose corporate parents are direct or indirect competitors; and

•
as has been established by the success of Google, search engine technology is sufficiently powerful and disruptive that it can create enormous value in a short period of time, displacing large, well-financed and established market leaders.

We believe that our competitive position versus other new entrants to the space is exceptionally weak due to our lack of financial resources.  However, we believe that we could become a strong competitor if we had additional resources because of the flexibility, simplicity and ease of deployment of our technology as well as our relatively low overhead, anticipated responsiveness to customer demands and our expertise in the area of Real Simple Syndication (an HTML programming language which is optimal for the deployment of this kind of search engine technology). IF we had additional resources, we would rely on what we believe to be our superior technology and we would retain experienced management to compete within the search engine industry. However, we may not be able to effectively compete in this intensely competitive industry as many of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do.

Many companies also operate websites that compete in the participatory media space that we have just entered through www.NewstoWatch.com.  We do not believe we can compete effectively in this space due to a lack of resources, however, we would have strong possibilities as a competitor if we had additional resources because of the flexibility and innovative design embodied in the proprietary features of the website.  We also believe that our particular position within the highly competitive field of participatory media is an underserved sub-segment in which no brand has yet achieved dominance and in which our easy-to-remember, intuitive URL is a possible competitive advantage.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we are not and do not anticipate becoming dependent upon any single or group of major customers. This may, however, change should we be selected by a substantial media concern as the preferred search engine across its properties as such a relationship might involve a substantial degree of dependence, but no such relationships exist to date and are very unlikely to be developed unless we are successful in securing additional resources.

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

Trademarks

We have applied for registration of a number of our trademarks with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, all of our registrations are either completed or in the preliminary stages of the application process or remain pending.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2008, we had one full-time and no part-time employees, and two consultants. We do not intend to significantly expand our staff over the next twelve months, as we have completed principal development on our suite of media portals and do not have the resources currently to continue improvements on an on-going basis or to hire business development or sales personnel, though we think that the competitive position of our company will be dependent on our ability to do so at some point in the future.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Item 1A.  RISK FACTORS

In addition to the other information included in this annual report, the following factors should be carefully considered in evaluating our business, financial position and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or future prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we have projected.

We have incurred losses since inception and anticipate that, we will continue to incur losses throughout the foreseeable future.

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the fiscal year ended December 31, 2008, and losses since inception were approximately $301,182 and $5,553,805, respectively.  The extent to which we continue to experience losses will depend on a number of factors, including:

●	Whether we can raise additional funds to promote our sites and increase traffic and revenue;

●	competitive developments in our market;

●	Costs of hosting, Internet advertising and promotion;

●	our ability to attract, retain and motivate qualified personnel, particularly sales associates if we have the resources to hire such individuals; and

●	the continued use of our portals by customers in spite of our lack of spending on marketing, promotion or improvements of our sites.

Our sites may never achieve the scale of users necessary for us to become profitable.   In addition, we may never obtain or sustain positive operating cash flow, generate net income or ultimately achieve cash flow levels sufficient to support our operations.

We only had $14,366  in cash at December 31, 2008, without additional cash we will fail within 6-12 months.

Even if we lose only 33% of the $301,182 we lost in 2008, we will run out of cash in 6-12 months.  We may not be able to obtain equity or debt financing by this time and may need to cease business operations.

Our accumulated deficit makes it more difficult to borrow funds.

As of the fiscal year ended December 31, 2008, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our consolidated accumulated deficit was $5,553,805.. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

We are utterly dependent on our chief executive officer, Jenifer Osterwalder, who is our only full-time employee.  If she were to resign or otherwise leave us, it is very likely that we would immediately cease operations.

Jenifer Osterwalder is currently responsible for every aspect of our business, except certain legal, accounting and site hosting functions.  If she were to leave, the Company would most likely cease operations.   It would be very difficult to replace her given the Company’s lack of resources, negative cash flow, expenses and deteriorating levels of user traffic.

Our sites will continue to deteriorate without maintenance and promotion and could eventually become virtually unused, destroying the value within our Company.

We do not have resources to maintain or promote our properties.  Internet communities are dynamic and features, such as search, continue to evolve.  If we are not able to obtain resources to maintain and promote our properties, the user base will continue to shrink, the technology will continue to become outdated and the value of our assets will be destroyed thereby.

If we fail to pay our consultant in a timely fashion, we could lose the domain name www.searchforvideo.com, our most valuable asset.

Under our agreement with Brass Consulting Ltd, dated December 1, 2008, if we fail to make payments due thereunder to Brass for operating www.searchforvideo.com, the agreement provides that Brass can seize the www.searchforvideo.com domain name.

Our Promissory Note of April 10, 2009 could cause substantial dilution to our shareholders

Our Promissory Note of April, 2009 provides that $50,000 advanced to us by shareholders can be converted at their option into our common shares at the per share price of our next financing or at our 30 day trailing average stock price, whichever is lower.  This means that there is no way to anticipate in advance how many shares may be issued on conversion of this note and our current shareholders could see their holdings substantially diluted or diluted to the point of being worthless.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.  Our telephone number is (888)-366-6115. We lease this space on a month-to-month basis.

We had previously leased space in Vancouver under a long-term lease. We were able to terminate this lease.  We also operate from the home of our Chief Executive Officer in Vancouver and from the offices of our consultants, for which we do not pay rent.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FSAC”, and on the Frankfurt Stock Exchange under the symbol “F3S”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last four fiscal years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*
Fiscal year ended 2005 Quarter ended
March 31, 2005**	$0.517	$0.933
June 30, 2005	$0.817	$1.350
September 30, 2005	$0.920	$1.570
December 31, 2005	$0.890	$1.410

Fiscal year ended 2006 Quarter ended
March 31, 2006	$1.120	$3.500
June 30, 2006	$1.010	$1.780
September 30, 2006	$0.590	$1.180
December 31, 2006	$0.830	$1.660

Fiscal year ended 2007 Quarter ended
March 31, 2007	$0.740	$1.380
June 30, 2007	$0.750	$1.160
September 30, 2007	$0.520	$0.780
December 31, 2007	$0.160	$0.750

Fiscal year ended 2008 Quarter ended
March 31, 2008	$0.200	$0.080
June 30, 2008	$0.300	$0.120
September 30, 2008	$0.250	$0.050
December 31, 2008	$0.040	$0.010

* All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005.

STOCKHOLDERS

As of March 31, 2009, there were approximately 60 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
Issued for cash
2/16/2006	Common Stock	Hypo Bank	400,000	$400,000	(A)(1)
5/24/2006	Common Stock	Hypo Bank	200,000	$150,000	(A)(2)
6/5/2006	Common Stock	UBS	133,334	$100,000	(A)(2)
8/16/2006	Common Stock	Investor’s Link Ventures	42,670	$32,000	(A)(2)
8/23/2006	Common Stock	Investor’s Link Ventures	93,340	$70,000	(A)(2)
10/20/2006	Common Stock	Investor’s Link Ventures	133,334	$100,000	(A)(2)
12/18/2006	Common Stock	Investor’s Link Ventures	133,334	$100,000	(A)(2)
2/20/2007	Common Stock	Various	200,000	$150,000	(A)(3)
5/20/2007	Common Stock	Various	250,000	$150,000	(A)(4)
07/10/2007	Common Stock	Various	250,000	$100,000	(A)(5)
8/22/2007	Common Stock	Various	400,000	$100,000	(A)(6)
11/16/2007	Common Stock	Various	1,500,000	$150,000	(A)(7)
1/15/2008	Common Stock	Various	7,500,000	$300,000	(A)(8)

*      There were no underwriter discounts or commissions associated with these sales of common stock for cash.

(1)	Valued at $1.00 per common share.

(2)	Valued at $0.75 per common share.

(3)	Valued at $0.75 per common share.

(4)	Valued at $0.60 per common share.

(5)	Valued at $0.40 per common share.

(6)	Valued at $0.25 per common share.

(7)	Valued at $0.10 per common share.

(8)	Valued at $0.04 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued as compensation to independent contractors
5/24/2006	Common Stock	Jonathan Dariyanani, Esq.	10,000	14,000	(B)(1)
12/22/2006	Common Stock	Alexander Khersonski	25,000	24,000	(B)(2)

(1)	Issued as compensation for legal services. Valued at $1.40 per common share.

(2)	Issued as compensation for services as a member of the board of directors. Valued at $0.96 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued upon conversion of debt
2/2/2006	Common Stock	Unrelated Third-Parties	1,073,507	$985,133	(B)(1)

(1)	Issued upon conversion of all advances payable included as debt on our December 31, 2005 consolidated balance sheet. Valued at $0.91 per common share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 3 of each of our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective is to maintain the media search engine properties and technologies we currently have and to eventually enhance and grow those properties and technologies. We currently operate the website newstowatch.com.  Newstowatch.com is a breaking news discovery service that programatically reads thousands of current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.   We also operate the consumer media search websites searchforvideo.com, podanza.com and iheard.com.  We hope to be able to maintain our existing suite of on-line properties and technologies through the current challenging financial environment and to eventually be able to expand and grow our web properties and technologies in the future.

PLAN OF OPERATIONS

Over the next six to twelve months we intend to maintain our current web properties and make whatever modest efforts we are capable of, given our limited resources, to slow the deterioration of user traffic on these properties while we search for additional financing to allow us to promote and update our properties.   We believe our sites, www.newstowatch.com, www.searchforvideo.com, www.iheard.com and www.podanza.com, will continue to deteriorate in spite of consumers recognizing the unique content, ease-of-use, speed of search tools and quality of indexed content due to lack of promotion and updating of the properties.   We will not be able to expand our participatory media offerings over the course of the year due to lack of resources.  It is believed that the combination of the growth of our participatory media website, www.Newstowatch.com and the organic growth of our other consumer portals could increase the company’s overall value by increasing its assets and marketability if we had the resources to promote and update our properties.  In the absence of additional resources, our properties are likely to continue to have their user traffic deteriorate.

We currently produce a small amount of advertising revenue that we have derived during the principal development phase of our various consumer portals.  Not only will this revenue not be enough to make us cash flow positive, we have also signed an agreement where virtually all of our small revenues will go to Brass Consulting Ltd. in exchange for maintaining www.searchforvideo.com.  Of course, we can cancel this agreement at any time and we hope to do so, as soon as financing and market conditions improve and we can raise the resources necessary to service, promote and update our sites.  There can be no assurance such resources will be forthcoming and we have no understandings with any potential investors or partners regarding the same.

We also anticipate spending much less on operations and salaries and costs related to marketing and no money related to research and development over the course of the next twelve months now that principal development on our consumer portals has been completed and we lack the resources to improve or promote our properties . We anticipate our largest expenses will be hosting, administrative, legal and accounting expenses, payments of our www.searchforvideo.com revenue to Brass Consulting Ltd. and the salary of our chief executive officer, Jenifer Osterwalder.

Our twelve-month plan requires us to accomplish the following steps:

•	Minimizing the deterioration of user traffic on our websites;

•	Raise additional funds in order to promote and improve our sites;

•	Compile usage statistics for our websites;

•	Raise funds to enhance our participatory media capabilities and to promote the associated community of www.Newstowatch.com;

•	Develop rapport with likely strategic partners ; and

•	Terminate our consulting arrangement with Brass Consulting Ltd. and take back the operation of www.searchforvideo.com as soon as we have sufficient resources.

RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE FISCAL YEAR ENDED DECEMBER 31, 2008

Revenues

Our revenues increased $20,440 from $34,553 for the twelve months ended December 31, 2007 to $55,012 for the fiscal year ended December 31, 2008. This increase was primarily attributable to increased advertising revenue.

Research and Development

Research and development expenses decreased $91,342 from $146,204 for the twelve months ended December 31, 2007 to $54,862 for the fiscal year ended December 31, 2008. This decrease was primarily attributable to the completion of principal development of our web properties and also because of our lack of resources to continue development and improvement of our properties.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses decreased $306,610, from $599,173 for the twelve months ended December 31, 2007 to $292,563 for the fiscal year ended December 31, 2008. This decrease is primarily attributable to a decrease in the amount of administrative overhead due to our completion of principal development on our consumer portals and due to lack of resources to hire additional personnel to promote and improve our properties.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2008 we had $14,366 of cash on hand.

Our net loss decreased $424,877, from $726,059  for the twelve months ended December 31, 2007 to $301,182 for the fiscal year ended December 31, 2008, and our working capital surplus decreased $1,182, from $4,369 for the twelve months ended December 31, 2007 to $3,187 for the fiscal year ended December 31, 2008.

Net cash used in operating activities decreased $508,758, from $1,217,179 for the twelve months ended December 31, 2006 to $708,421 for the fiscal year ended December 31, 2007. This increase was primarily the result of the completion of principal development activities on our consumer portals.

Net cash provided by financing activities decreased $350,000, from $650,000 for the twelve months ended December 31, 2007 to $300,000 for the fiscal year ended December 31, 2008. Net cash provided by financing activities was primarily in the form of sales of our common stock and the difference attributable to lower proceeds from the sale of common stock.

Although we have borrowed an additional $50,000 from shareholders in March, 2008, we do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have not obtained, any commitments, verbal or otherwise, from our security holders to make further investments in our company; and there can be no assurance that those further investments, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of our products or services, or locating a strategic partner willing to finance our further development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing products and services.

ITEM 8. FINANCIAL STATEMENTS.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and December 31, 2007, and for the period from February 9, 2005 (Inception) through the Year Ended December 31, 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and December 31, 2007, and for the period from February 9, 2005 (Inception) through the Year Ended December 31, 2008	F-5

Consolidated Statements of Stockholders’ Equity (Deficit)	F-6

Notes to the Consolidated Financial Statements	F-8

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FUSA Capital Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of FUSA Capital Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and since inception on February 9, 2005 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FUSA Capital Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit)  and cash flows for the years ended December 31, 2008, 2007 and since inception on February 9, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not commenced its planned principal operations, has not generated significant revenues and has incurred significant operating loss to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 1, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
  BALANCE SHEETS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$14,366	$5,255
Restricted cash-Note 2	11,500	28,750
Accounts receivable	280	-
Prepaid expenses	500	500

Total Current Assets	26,646	34,505

Property and equipment-net - Note 5	14,654	23,806

Lease deposits	-	-

Total Assets	$41,300	$58,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,113	$53,942

Total Current Liabilities	38,113	53,942

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	-	-

Common stock, par value $.0001, 500,000,000 shares authorized, 69,947,083 issued and outstanding (2007-62,447,083 issued and outstanding)	6,993	6,243
Paid in capital	5,549,999	5,250,749
Deficit accumulated during the development stage	(5,553,805)	(5,252,623)

Total Stockholders’ Equity	3,187	4,369

	$41,300	$58,311

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year	Year	February 9, 2005
	ended	ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

REVENUE
Sales	$55,012	$33,117	$101,279
Interest and other	-	1,416	2,561
	55,012	34,553	103,840

OPERATING EXPENSES
Selling, general and administrative	98,673	219,898	2,411,772
Wages and benefits	150,833	253,333	724,901
Legal fees	43,057	125,942	261,504
Research and development-Note 4	54,862	146,204	1,991,195
Beneficial conversion expense	-	-	230,900
Interest	-	-	1,631
Loss on disposal of property and equipment	-	1,393	1,393
Foreign exchange loss (gain)	(383)	4,430	4,047
Depreciation and amortization	9,152	9,392	30,302

Total Expenses	356,194	760,592	5,657,645

INCOME ( LOSS) BEFORE INCOME TAXES	(301,182)	(726,059)	(5,553,805)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(301,182)	$(726,059)	$(5,553,805)

NET LOSS PER COMMON SHARE, BASIC	$(0,00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,947,083	60,738,750

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year	Year	February 9, 2005
	Ended	Ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

OPERATING ACTIVITIES
Net loss from operations	$(301,182)	$(726,059)	$(5,553,805)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	9,152	9,392	30,302
Loss on disposal of property and equipment	-	1,393	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	-	(500)
Decrease (increase) in accounts payable and accrued liabilities	(15,829)	4,698	27,433
Decrease (increase) in accounts receivable	(280)	(280)
Decrease (increase) in lease deposits	-	2,155	-

Total adjustments	(6,957)	17,638	2,525,653

Net cash (used by) operating activities	(308,139)	(708,421)	(3,028,152)

INVESTING ACTIVITIES
Proceeds on disposal of capital assets	-	494	494
Acquisition of property and equipment	-	(5,741)	(51,327)

Net cash (used by) investing activities	-	(5,244)	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	650,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in advances payable	-	-	896,667

Net cash provided by financing activities	300,000	650,000	3,104,851

Net increase (decrease) in cash	(8,139)	(63,668)	25,866

Cash, beginning of period	34,005	97,673	-

Cash, end of period	$25,866	$34,005	$25,866

Cash Summary, December 31
Cash	$14,366	$5,255	$14,366
Restricted Cash	11,500	28,750	11,500

Total	$25,866	$34,005	$25,866

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
	Common Stock			Accumulated
				During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)

Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)	(101,957)

Shares issued for cash in a private placement
March 9, 2005 Stock issued for cash @ $.34 per share	300,000	30	99,970		100,000
March 31, 2005 Stock issued for cash @ $.34 per share	390,000	39	129,961		130,000
April 5, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
April 15, 2005 Stock issued for cash @ $.34 per share	120,000	12	39,988		40,000
April 21, 2005 Stock issued for cash @ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-
930,000 warrants issued in above PPM			230,900		230,900
Shares issued as compensation
June 15, 2005 Stock issued @ FMV of $.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of $1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued @ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued @ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued @ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued @ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for compensation to non-employees
April 18, 2005 120,000 options vested @ FMV of $.32 per share			38,298		38,298
April 18, 2005 21,819 options vested @ FMV of $.40 per share			8,643		8,643
Loss for the period from March 6, 2005 to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157)	$(739,022)

Stock options issued for Compensation to non-employees
January 1, 2006 7,273 options vested @ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @ FMV of $.40 per share			8,728		8,728
Shares issued for services to non-employees
May 24, 2006, stock issued for FMV of $1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of $0.96	25,000	3	23,997		24,000

Shares issued for cash in a private placement
February 16, 2006 Stock issued for cash @ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash @ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash @ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash @ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash @$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash @.75 per share	133,334	13	99,987		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash @ $.91 per share	1,073,507	107	985,026		985,133
Cancellation of share issued as compensation to employees	(600,000)	(60)	(731,940)		(732,000)

Loss for the period ended December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private placement
February 20, 2007 Stock issued for cash @ $.75 per share	200,000	20	149,980		150,000
May 20, 2007 Stock issued for cash @ $.60 per share	250,000	25	149,975		150,000
July 10, 2007 Stock issued for cash @ $.40 per share	250,000	25	99,975		100,000
August 22, 2007 Stock issued for cash @ $.25 per share	400,000	40	99,960		100,000
November 16, 2007 Stock issued for Cash @ $.10 per share	1,500,000	150	149,850		150,000

Loss for the year ended December 31, 2007			(726,059)		(726,059)

Balances, December 31, 2007	62,447,083	6,243	5,250,749	(5,252,623)	4,369

Shares issued for cash in a private placement
January 15, 2008 Stock issued for cash @ $.04 per share	7,500,000	750	299,250		300,000

Loss for the period December 31, 2008			(301,182)		(301,182)

Balances, December 31, 2008	69,947,083	6,993	5,549,999	(5,553,805)	3,187

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Financial Statements
December 31, 2008

Note 1 – General Organization and Business

Galaxy Championship Wrestling Inc., a development stage company, was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to Fusa Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of Fusa Technology Investments, Inc., a development stage Nevada Corporation , formed on February 9, 2005, under the laws of the State of Nevada. For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired company, were carried forward.

The Company is in the business of developing internet search engine technology.  It has limited revenue and in accordance with SFAS # 7, is considered to be in the development stage.

Note 2 – Significant accounting policies

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

Restricted cash

At December 31, 2008 current assets include restricted cash of $11,500 (2007-$28,750), which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the year December 31, 2008 within this category, which are included in selling, general and administrative expense, amounted to approximately $1,297 ( 2007-93,796).

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

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the  first quarter 2007  financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2007.  The Company will adopt SFAS 123R using the modified prospective method effective January 1, 2007. Under this transition method the Company began recording stock option expense prospectively, starting in first quarter 2007.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of December 31, 2008.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the year ended December 31, 2008, the currency exchange transactions resulted in a (loss) gain of $ 383 (2007 –$(4,430). As of December 31, 2008, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Revenue recognition

The company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Financial Statements
December 31, 2008

Note 3 - Going concern

The Company's  financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated significant revenues. It has incurred a significant operating loss as of December 31, 2008.

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

Note 4 – Related party transactions

During the year ended December 31, in lieu of paying its technology officer’s his earned compensation directly of $27,402 ( 2007- $ 30,234), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through December 31, 2008, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 5 - Property and equipment

A summary of property and equipment as of December 31, 2008 follows:

			Accumulated Net Book Value
	Cost	Depreciation	2008	2007

Furniture and fixtures	$8,228	$4,223	$4,005	$5,180
Computer systems	26,713	16,064	10,649	15,992
Leasehold improvements	8,621	8,621	-	2,634
	$43,562	$19,756	$14,654	$23,806

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 6 – Commitments and contingencies

Operating Leases

The Company conducts its operations from two separate office facilities in Vancouver, Canada and one office in Seattle, Washington.  One of the facilities in Vancouver is leased under a three-year operating lease expiring in October 2008. The other lease is short term as of March 31, 2007.

The office in Seattle is leased under a month to month rental.

Lease and rental expense included in selling and administrative expenses for the year totaled $3,562.  ( 2007 - $ 11,543)

Note 7 – Issuance of Common Stock

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 1,073,507 shares of restricted common stock.

During the year ended December 31, 2007, the company issued 2,600,000 (2006-1,209,346) shares of common stock for proceeds of $ 650,000 ( 2006-$952,000).

During the year ended December 31, 2007, the company issued nil (2006-10,000) shares of common stock for services rendered. The resulting value of stock compensation of $ nil ( 2006-$14,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

During the year ended December 31, 2007, the company issued nil (2006-25,000) shares of common stock to a director of the company for services rendered. The resulting value of stock compensation of nil ( 2006-$ 24,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

In addition during the year ended December 31, 2007, the company cancelled nil (2006-600,000) shares of common stock which had previously been issued for services rendered.  The previously recorded value of stock compensation of nil ( 2006-$ 722,000) has been credited to research and development expenses and  included as a component of shareholders’ equity as at December 31, 2007.

During the year ended December 31, 2008 the company issued 7,500,000 shares of common stock for cash consideration of  $ 300,000

Note 8 - Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Deferred tax Assets	2008	2007
Non-capital loss carryforward	$102,400	$246,840
Less: valuation allowance	(102,400)	(246,840)

	$-	$-

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards regardless of their expiry

Note 9 - Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At December 31, 2008, the Company has a net operating loss carryforward which expires commencing in 2025, totaling approximately $5,554,000 the benefit of which has not been recorded in the financial statements.

Note 10 - Technology License Agreement

During the period, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company.

Note 11 Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Financial Statements
December 31, 2008

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the fiscal year ended December 31, 2008.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.  Although the Company does not currently have sufficient financial resources to hire additional management, the Company hopes to have such resources, make such hires and create segregation of duties and proper oversight within 12 months.  The Company estimates the annual costs of such remediation efforts in the form of additional management will be $150,000 per year.

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

Notwithstanding these material weaknesses which are described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2008.

As a non-accelerated smaller reporting filer, management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 is not required to be audited by Moore & Associates, Chartered, our independent registered public accountant until our fiscal year ending December 31, 2009.

Changes in Internal Control of Financial Reporting

During the fiscal year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 1, 2008, the Company signed a consulting agreement with Brass Consulting Ltd.  The agreement can be cancelled at 30 days notice and provides that Brass will service and support the www.searchforvideo.com site in exchange for the net revenue that the site produces from advertising after expenses.  The agreement provides that the domain name www.searchforvideo.com will become property of Brass in the event that the Company does not pay the amounts due under the contract in a timely fashion.

In addition, on April 10, 2009, the Company notified Minerva Technology Ltd. that it was cancelling the Technology License Agreement of August 23, 2007 due to non-performance by Minerva and lack of resources by the Company to pursue development of the Argon search engine technology.  The Company will not issue the 23,000,000 shares under the agreement nor will it utilize the Argon technology.

Furthermore, in March, 2009, the Company borrowed $50,000 from various shareholders at 10% annual interest.  The debt is convertible at the option of the holder into the Company’s common stock at the per share price of the Company’s next financing or at 30 day average closing price of the Company’s stock, whichever is lower.  The debt is due by December 31, 2009.

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2008:

Name	Age	Position
Jenifer Osterwalder	43	Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and Director

Alexander Khersonski	36	Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Alexander Khersonski, a member of our board, qualifies as an audit committee financial expert (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B).

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: FUSA Capital Corporation., 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101.

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

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Jenifer Osterwalder	0	0	1

Alexander Khersonski	0	0	0

Tommy Jo St. John	0	0	1

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2008	$125,000	-	-	-	-	-	-	$125,000
Chief Executive Officer	2007	$125,000	-	-	-	-	-	-	$125,000

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2008.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Alexander Khersonski	$0	-	-	-	-	-	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the fiscal year ended December 31, 2008.

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 69,947,083 shares of common stock currently outstanding (reflects a three-for-one common stock dividend of our common shares that occurred on April 22, 2005) and no additional shares potentially acquirable within sixty days. The address of each person listed is care of FUSA Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	5,900,000	8.4%

Tommy Jo St. John (2)	6,436,976	9.2%

Alexander Khersonski (3)	100,000	0.1%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	12,436,976	17.7%

(1)	Consists of stock options to acquire up to 5,000,000 shares of common stock, none of which are presently exercisable and 900,000 shares of common stock directly owned.

(2)	Consists of 7,510,000 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 100,000 shares of common stock, none of which are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2008, in lieu of paying our former Chief Technology Officer, Tommy Jo St. John, his earned compensation of $27,402 directly, we paid it instead to a consulting company owned by Mr. St John. This amount relates principally to Mr. St John’s efforts, through December 31, 2008, in furthering the development of our audio and video search engine technology.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2008	2007
Audit fees	$6,000	$6,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,000	$6,000

All audit fees are approved by our board of directors. Moore & Associates, Chartered (“Moore”) were our principal accountants for the fiscal year ended December 31, 2007 and December 31, 2008, they did not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by Moore & Associated, during the fiscal year ended December 31, 2008 and the twelve months ended December 31, 2007, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $6,000 and $6,000, respectively.

Audit-Related Fees

Audit-related fees billed by Moore & Associates during the fiscal year ended December 31, 2007 and December 31, 2008, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore & Associates during the fiscal year ended December 31, 2008 and the twelve months ended December 31, 2007, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Moore & Associates during the fiscal year ended December 31, 2008 and the twelve months ended December 31, 2007, for services rendered other than the amounts set forth above.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

2.1
Plan and Agreement of Reorganization by and between FUSA Capital Corporation and FUSA Technology Investment Corporation, dated March 7, 2005, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 8, 2005.

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.1	Technology License Agreement between the registrant and Minerva Technologies, Ltd. Dated August 23, 2007 and incorporated by reference to Exhibit 10.1to Form 8K filed on August 23, 2007.

10.2	2005 Stock Option Plan, dated April 18, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed April 19, 2005.

10.3	Consulting Agreement with Brass Consulting Ltd., dated December 1, 2008.

10.4	Convertible Promissory Note for $50,000 dated April 11, 2009 issued to FSAC Investment Partners.

31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2007. FILED HEREWITH

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

Date: April 13, 2009	FUSA CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer & Principal Financial Officer