Form 10-Q
period 2009-03-31
FUSA CAPITAL CORP
filed 2009-06-04
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-50274

FUSA Capital Corporation
(Exact name of Registrant as specified in its charter)

Nevada	510520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Fifth Avenue, Suite 4200, Seattle, WA	98104
(Address of principal executive offices)	(Zip/Postal Code)

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

As of April 30, 2009, there are issued and outstanding only common equity shares in the amount of 69,947,083 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet March 31, 2009 (unaudited) and December 31, 2008	4

	Interim Consolidated Statements of Operations for the three months and nine months ended March 31, 2009 and March 31, 2008 and cumulative from inception on February 9, 2005 through March 31, 2009.	5

	Interim Consolidated Statement of Cashflows for the nine months ended March 31, 2009 and March 31, 2008 and cumulative from inception on February 9, 2005 through March 31, 2009.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through March 31, 2009	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	13

Item 3.	Quantitative and Qualitative Disclosures about market risk	19

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information	20

Item 6.	Exhibits & Signature	20

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2009
(unaudited)

	March 31,	December 31
	2009	2008
		(audited)

ASSETS

CURRENT ASSETS
Cash	$42,411	$14,366
Restricted cash-Note 3	11,500	11,500
Accounts receivable	-	280
Prepaid expenses	500	500

Total Current Assets	54,411	26,648

Property and equipment-net - Note 6	13,025	14,654

Total Assets	$67,436	$41,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,045	$38,113
Promissory note payable	50,000	-

Total Current Liabilities	87,045	38,113

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000 Shares authorized, none issued	-	-
Common stock, par value $.0001, 500,000,000 Shares authorized, 69,947,083 issued and outstanding (2008-69,947,083 issued and outstanding)	6,993	6,993
Paid in capital	5,549,999	5,549,999
Deficit accumulated during the development stage	(5,576,601)	(5,553,805)

Total Stockholders’ Equity (Deficiency)	(19,609)	3,187

	$67,436	$41,300

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 and 2008
(unaudited)

	Three Months	Three Months	February 9, 2005
	ended	ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUE
Sales	$7,813	$16,842	$109,092
Interest and other	-	-	2,561
	7,813	16,842	111,653

OPERATING EXPENSES
Selling, general and administrative	15,289	31,991	2,427,061
Wages and benefits	10,091	41,678	734,992
Legal fees	3,600	-	265,104
Research and development-Note 4	-	10,375	1,991,195
Beneficial conversion expense	-	-	230,900
Interest	-	-	1,631
Loss on disposal of property and equipment	-	-	1,393
Foreign exchange loss (gain)	-	-	4,047
Depreciation and amortization	1,629	2,348	31,931

Total Expenses	30,609	86,392	5,688,254

INCOME ( LOSS) BEFORE INCOME TAXES	(22,796)	(69,550)	(5,576,601)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(22,796)	$(69,550)	$(5,576,601)

NET LOSS PER COMMON SHARE, BASIC	$(0,00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,947,083	64,947,083

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
  INTERIM STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Unaudited)

	Three Months	Three Months	February 9, 2005
	Ended	Ended	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

OPERATING ACTIVITIES
Net loss from operations	$(22,796)	$(69,550)	$(5,576,601)

Adjustments to reconcile net loss to net Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	1,629	2,346	31,931
Loss on disposal of property and equipment	-	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	-	(500)
Decrease (increase) in accounts payable and accrued liabilities	(1068)	2,780	26,365
Decrease (increase) in accounts receivable	280	-
Decrease (increase) in lease deposits	-	-	-

Total adjustments	841	5,126	2,526,494

Net cash (used by) operating activities	(21,955)	(64,424)	(3,050,107)

INVESTING ACTIVITIES
Proceeds on disposal of capital assets	-	-	494
Acquisition of property and equipment	-	-	(51,327)

Net cash (used by) investing activities	-	-	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	-	300,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in promissory notes payable	50,000	-	946,667

Net cash provided by financing activities	50,000	300,000	3,154,851

Net increase (decrease) in cash	28,045	235,576	53,911

Cash, beginning of period	25,866	34,005	-

Cash, end of period	$53,911	$269,581	$53,911

Cash Summary, December 31
Cash	$42,411	$240,831	$42,411
Restricted Cash	11,500	28,750	11,500

Total	$53,911	$269,581	$53,911

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
	Common Stock			Accumulated
				During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for services @ $.0001 per share	27,000,000	$2,700	$6,300	$-	$9,000

Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	27,000,000	2,700	6,300	(11,604)	(2,605)
Restated Recapitalization March 7, 2005	27,447,564	2,744	(104,701)		(101,957)

Shares issued for cash in a private placement

March 9, 2005 Stock issued for cash
@ $.34 per share	300,000	30	99,970		100,000

March 31, 2005 Stock issued for cash
@ $.34 per share	390,000	39	129,961		130,000

April 5, 2005 Stock issued for cash
@ $.34 per share	60,000	6	19,994		20,000

April 15, 2005 Stock issued for cash
$.34 per share	120,000	12	39,988		40,000

April 21, 2005 Stock issued for cash
@ $.34 per share	60,000	6	19,994		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-

930,000 warrants issued in above PPM			230,900		230,900
Shares issued as compensation

June 15, 2005 Stock issued @ FMV of
$.89 per share	1,200,000	120	1,066,380		1,066,500
July 29, 2005 Stock issued @ FMV of
$1.02 per share	900,000	90	917,910		918,000
September 21, 2005 Stock issued
@ FMV of $1.22 per share	600,000	60	731,940		732,000
September 22, 2005 Stock issued
@ FMV of $1.21 per share	50,000	5	60,495		60,500
October 26, 2005 Stock issued
@ FMV of $1.19 per share	25,000	3	29,748		29,750
November 10, 2005 Stock issued
@ FMV of $.89 per share	50,000	5	54,495		54,500

Stock options issued for
Compensation to non-employees

April 18, 2005 120,000 options vested
@ FMV of $.32 per share			38,298		38,298

April 18, 2005 21,819 options vested
@ FMV of $.40 per share			8,643		8,643

Loss for the period from March 6, 2005
to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December 31, 2005	58,202,564	$5,820	$3,346,315	$(4,091,157	$(739,022)

Stock options issued for
Compensation to non-employees
January 1, 2006 7,273 options vested
@ FMV $.41 per share			2,996		2,996
April 7, 2006, 21,819 options vested @
FMV of $.40 per share			8,728		8,728
Shares issued for services to non-
employees
May 24, 2006, stock issued for FMV of
$1.40	10,000	1	13,999		14,000
December 11, 2006, stock issued for FMV of
$.96	25,000	3	23,997		24,000

Shares issued for cash in a private
placement

February 16, 2006 Stock issued for cash
@ $1.00 per share	400,000	40	399,960		400,000
May 24, 2006 Stock issued for cash
@ $.75 per share	200,000	20	149,980		150,000
June 5, 2006 Stock issued for cash
@ $.75 per share	133,334	13	99,987		100,000
August 16, 2006 Stock issued for cash
@ $.75 per share	42,670	4	31,996		32,000
August 23, 2006 Stock issued for cash
@ $.75 per share	93,340	9	69,991		70,000
October 20, 2006 Stock issued for cash
@$.75 per share	133,334	13	99,987		100,000
December 18,2006 Stock issued for cash
@.75 per share	133,334	13	99,987		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash
@ $.91 per share	1,073,507	107	985,026		985,133
Cancellation of share issued as
compensation to employees	(600,000)	(60)	(731,940)		(732,000)
Loss for the period ended
December 31, 2006				(435,407)	(435,407)

Balances, December 31, 2006	59,847,083	5,983	4,601,009	(4,526,564)	80,428

Shares issued for cash in a private
placement

February 20, 2007 Stock issued for cash
@ $.75 per share	200,000	20	149,980		150,000

May 20, 2007 Stock issued for cash
@ $.60 per share	250,000	25	149,975		150,000

July 10, 2007 Stock issued for cash
@ $.40 per share	250,000	25	99,975		100,000

August 22, 2007 Stock issued for cash
@ $.25 per share	400,000	40	99,960		100,000

November 16, 2007 Stock issued for
Cash @ $.10 per share	1,500,000	150	149,850		150,000
Loss for the year ended
December 31, 2007				(726,059)	(726,059)

Balances, December 31, 2007	62,447,083	6,243	5,250,749	(5,252,623)	4,369

Shares issued for cash in a private
placement

January 15, 2008 Stock issued for cash
@ $.04 per share	7,500,000	750	299,250		300,000

Loss for the period
December 31, 2008				(301,182)	(301,182)

Balances, December 31, 2008	69,947,083	6,993	5,549,999	(5,553,805)	3,187
Loss for the period				(22,796)	(22,796)

Balances, March 31, 2009	69,947,083	6,993	5,549,999	(5,576,601)	(19,609)

The accompanying notes are an integral part of the financial statements

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Financial Statements
March 31, 2009

Note 1 – Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared by FUSA Capital Corporation ( the “Company” pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not indicative of the results that may be expected for the full year

Note 2 – General Organization and Business

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

Note 3 – Significant accounting policies

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

Restricted cash

At March 31, 2009 current assets include restricted cash of $11,500 (December 31 2008-$11,500), which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Financial Statements
March 31, 2009

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the three months ended March 31, 2009 within this category, which are included in selling, general and administrative expense, amounted to approximately $nil ( 2008-$644).

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of March 31, 2009.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2009

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the period ended March 31, 2009, the currency exchange transactions resulted in a (loss) gain of $ (740) (2008 –$(25). As of March 31, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

 Revenue recognition

The company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Financial Statements
March 31, 2009

Note 4 - Going concern

The Company's  financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated significant revenues. It has incurred a significant operating loss as of March 31, 2009.

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

Note 5 – Related party transactions

During the period ended March 31, in lieu of paying its technology officer’s his earned compensation directly of $8,001 ( 2008- $ 10,375), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through March 31, 2009, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 6 - Property and equipment

A summary of property and equipment as of March 31, 2009 and December 31, 2008 follows:

			Net Book
		Accumulated	Value
	Cost	Depreciation	2009	2008
Furniture and fixtures	$8,228	$4,516	$3,712	$4,005
Computer systems	26,713	17,400	9,313	10,649
Leasehold improvements	8,621	8,621	-	-
	$43,562	$30,537	$13,025	14,654

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2009

Note 7 – Promissory Note Payable

The promissory note payable bears interest at 10% per annum and is due December 31, 2009. At the option of the note holder, the promissory note payable balance outstanding, with any accrued interest, may be converted into common shares of the company. The number of shares issued will be calculated at a per share conversion price of $0.005.

Note 8 – Issuance of Common Stock

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

Note 9  Technology License Agreement

During the year ended December 31, 2008, the company entered into a technology license agreement with Minerva  Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to      technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 23,000,000 shares of common stock of the company. To March 31, 2009, the shares have not yet been issued.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2009, the Company generated $111,653 in revenues and posted a net loss of $5,576,601 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2009 was $42,411, as compared to the cash balance of $14,366 as of December 31, 2008.

Three Month Period Ending March 31, 2009

Operating expenses for the three month period ended March 31, 2009 totaled $30,609 and from inception to the period ended March 31, 2009 totaled $5,688,254. The company experienced a net loss of $22,796 and $5,576,601 for the three month period ended March 31, 2009 and from inception to period ended March 31, 2009, respectively, against $111,653 in revenue, $109,092 from operations and $2,561 from interest in the entire period and $7,813 in revenue, consisting of $7,813 in revenues from sales and $0 in interest for the three month period ending March 31, 2009. The major expenses during this three month period were for general and administrative expenses, legal and accounting fees.

Revenues decreased during the period as compared with comparable periods in 2008.  We believe this was due to a lack of funds to pay for marketing to support traffic to our Internet websites.  Less traffic leads to less revenue from advertising on our sites.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended March 31, 2009.

Liquidity and Capital Resources

For the three month period ended March 31, 2009, net cash used in operating activities, consisting mostly of loss from operations was $21,955. For the period from inception to March 31, 2009, net cash used in operating activities, consisting mostly of loss from operations was $3,050,107.

For the period from inception to March 31, 2009, net cash resulting from financing activities was in the amount of $3,154,851.  Cash proceeds from the sale of common stock during the three month period ending March 31, 2009 were $50,000.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2008. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2007.  Accordingly,  we concluded that our disclosure  controls and procedures were not effective as of December 31, 2008.

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

The material  weakness  identified  in our annual  report on Form 10-K for the year  ended  December  31,  2008 was  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control over financial  reporting is as of the period ended March 31, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting.  The material weakness relates to the monitoring  and review of work performed by contracted  accounting  personnel in the preparation of audit and financial statements,  footnotes and financial data provided to FUSA’s  registered public accounting firm in connection with the annual audit. Our lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an  effective  system of  internal  control.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in ICFR  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

Notwithstanding  this  material  weakness,  we  believe  that  the  financial  statements  included in this report fairly  present,  in all material respects,  our financial  position and results of operations as of and for the period ended March 31, 2009.

Remediation  of Material  Weakness

As discussed in  Management's  Annual  Report on Internal  Control  over  Financial Reporting,  as of December  31,  2008,  there were  material  weaknesses  in our internal  control over financial  reporting.  We are in the process of analyzing our processes for all business units and the  establishment  of formal  policies and  procedures  with  necessary  segregation  of duties,  which will  establish mitigating  controls to compensate  for the risk due to lack of  segregation  of duties.  In  addition,  we are  evaluating  the  necessary  steps to improve our controls over  financial  reporting and we are in the initial  planning phase of upgrading,  where  possible,  certain  of  our  information  technology  systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal  control over financial  reporting as of December 31, 2008 and March 31, 2009.  However,  the  effectiveness  of any system of internal  controls is subject to inherent  limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional  personnel,  upgrading  certain of our information technology systems, and relying extensively on manual review and approval,  the  successful  operation  of these  controls  for at least  several quarters  may be required  before  management  may be able to conclude  that the material weakness has been remediated.

The aggregate costs of remediation are estimated to be $150,000 or more on an annual basis to hire the requisite accounting staff.

Changes in Internal Control Over Financial Reporting.

There  was no change in our  internal  control  over  financial  reporting  that occurred during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially  affect,  our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the nine month period ending March 31, 2009, the Company borrowed $50,000 from various shareholders at 10% annual interest. The debt is convertible at the option of the holder into the Company’s common stock at the per share price of $0.005. The debt is due by December 31,2009.

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

Dated: June 3, 2009