Form 10-Q
period 2009-06-30
FUSA CAPITAL CORP
filed 2009-08-19
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 17, 2009, there are issued and outstanding only common equity shares in the amount of 69,947,083 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheet June 30, 2009 (unaudited) and December 31, 2008	4

	Interim Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and June 30, 2008 and cumulative from inception on February 9, 2005 through June 30, 2009.	5

	Interim Consolidated Statement of Cashflows for the six months ended June 30, 2009 and June 30, 2008 and cumulative from inception on February 9, 2005 through June 30, 2009.	6

	Interim Consolidated Statement of Stockholders’ equity from inception on February 9, 2005 through June 30, 2009	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	16

Item 3.	Quantitative and Qualitative Disclosures about market risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders.	19

Item 5.	Other Information	19

Item 6.	Exhibits & Signature	19

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30	December 31
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$13,242	$14,366
Restricted cash-Note 2	-	11,500
Accounts receivable	-	280
Prepaid expenses	-	500

Total Current Assets	13,242	26,648

Property and equipment-Note 5	11,395	14,654
	-	-

Total Assets	$24,637	$41,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,982	38,113
Promissory note payable	50,000	-

Total Current Liabilities	83,982	38,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.0001 par value, 5,000,000
Shares authorized, none issued	-	-

Common stock, par value $.0001, 333,333
Shares authorized, 46,631 issued and outstanding	5	5
(2008-46,631 issued and outstanding, as adjusted for reverse split)
Paid in capital	5,556,987	5,556,987
Deficit accumulated during the development stage	(5,616,337)	(5,553,805)

Total Stockholders’ Equity (Deficit)	(59,345)	3,187

	$24,637	$41,300

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months and six months ended June 30, 2009 and June 30, 2008 for the period February 9, 2005 (Inception) to June 30, 2009

	Three months	Three months	Six months	Six months	February 9, 2005
	ended	ended	ended	ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

REVENUE
Sales	$1,739	$11,966	$9,552	$28,808	$110,831
	1,739	11,966	9,552	28,808	110,831

EXPENSES
Selling, general and administrative	15,895	39,923	31,184	59,354	2,442,956
Wages and benefits	9,999	38,450	20,090	80,126	744,991
Legal fees	12,333	-	15,933	12,562	277,437
Research and development-Note 4	-	26,674	-	37,049	1,991,195
Beneficial conversion expense	-	-	-	-	230,900
Interest	1,666	-	1,666	3,297	-
Interest	-	-	-	-	1,631
Loss on disposal of property and equipment	-	-	-	-	1,393
Foreign exchange loss	-	-	-	-	4,047
Depreciation and amortization	1,630	2,347	3,259	4,695	33,561

Total Expenses	41,523	107,394	72,132	193,786	5,729,777

NET INCOME (LOSS) BEFORE OTHER INCOME	$(39,784)	$(95,428)	$(62,580)	$(164,978)	$(5,618,946)

OTHER INCOME

INTEREST INCOME	48	-	48	-	2,609

NET INCOME (LOSS)	$39,736)	$(95,428)	$62,532)	$(164,978)	$5,616,337

NET LOSS PER COMMON SHARE, BASIC	$(0.85)	$(2.04)	$(1.34)	$(3.53)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	46,631	46,631	46,631	46,244

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2009 and June 30, 2008
for the period from February 9, 2005 (Inception) to June 30, 2009

	Six months	Six months	February 9, 2005
	Ended	Ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

OPERATING ACTIVITIES
Net loss from operations	$(62,532)	$(164,978)	$(5,616,337)

Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	3,259	4,695	33,561
Loss on disposal of property and equipment	-	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	500	-	-
Decrease (increase) in accounts payable and accrued liabilities	(4,131)	(10,699)	23,302
Decrease(increase) in accounts receivable	280	-	-
Decrease in lease deposits	-	-	-

Total adjustments	(92)	(6,004)	2,525,561

Net cash (used by) operating activities	(62,624)	(170,982)	(3,090,776)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	-	494
(Increase) in property and equipment	-	-	(51,327)

Net cash (used by) investing activities	-	-	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in promissory note payable	50,000	-	946,667

Net cash provided by financing activities	50,000	300,000	3,154,851

Net increase (decrease) in cash	(12,624)	129,018	13,242

Cash, beginning of period	25,866	34,005	-
Cash, end of period	$13,242	$163,023	$13,242

Cash Summary, June 30
Cash	$13,242	$151,523	$13,242
Restricted Cash	-	11,500	-

Total	$13,242	$163,023	$13,242

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Deficit
	Common Stock			Accumulated
				During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for
services @ $.0001 per share	18,000	$2	$8,998	$-	$9,000

Net (Loss), for the period ended March
6, 2005				(11,605)	(11,605)

Balances, March 6, 2005	18,000	2	8,998	(11,605)	(2,605)

Restated Recapitalization
March 7, 2005	18,298	2	(101,959)		(101,957)

Shares issued for cash in a private
Placement

March 9, 2005 Stock issued for cash
@ $500 per share	200	0	100,000		100,000

March 31, 2005 Stock issued for cash
@ $500 per share	260	0	130,000		130,000

April 5, 2005 Stock issued for cash
@ $500 per share	40	0	20,000		20,000

April 15, 2005 Stock issued for cash
$500 per share	80	0	40,000		40,000

April 21, 2005 Stock issued for cash
@ $500 per share	40	0	20,000		20,000
Offering costs			(4,000)		(4,000)

Beneficial conversion feature-

620 warrants issued in above PPM			230,900		230,900
Shares issued as compensation

June 15, 2005 Stock issued @ FMV of
$1,333 per share	800	0	1,066,500		1,066,500
July 29, 2005 Stock issued @ FMV of
$1,530 per share	600	0	918,000		918,000
September 21, 2005 Stock issued
@ FMV of $1,830 per share	400	0	732,000		732,000
September 22, 2005 Stock issued
@ FMV of $1,815 per share	33	0	60,500		60,500
October 26, 2005 Stock issued
@ FMV of $1,785 per share	17	0	29,750		29,750
November 10, 2005 Stock issued
@ FMV of $1,635 per share	33	0	54,500		54,500

Stock options issued for
Compensation to non-employees

April 18, 2005 80 options vested
@ FMV of $480 per share			38,298		38,298

April 18, 2005 15 options vested
@ FMV of $600 per share			8,643		8,643

Loss for the period from March 6, 2005
to March 31, 2006				(4,079,552)	(4,079,552)

Balances, December31, 2005	38,802	$4	$3,352,131	$(4,091,157)	$(739,022)

Stock options issued for
Compensation to non-employees
January 1, 2006 5 options vested
@ FMV $615 per share			2,996		2,996
April 7, 2006, 15 options vested @
FMV of $600 per share			8,728		8,728
Shares issued for services to non-
employees
May 24, 2006, stock issued for FMV of
$2,100	7	0	14,000		14,000
December 11, 2006, stock issued for FMV of
$1,440	17	0	24,000		24,000

Shares issued for cash in a private
placement

February 16, 2006 Stock issued for cash
@ $1,500 per share	267	0	400,000		400,000
May 24, 2006 Stock issued for cash
@ $1,125 per share	133	0	150,000		150,000
June 5, 2006 Stock issued for cash
@ $1,125 per share	89	0	100,000		100,000
August 16, 2006 Stock issued for cash
@ $1,125 per share	28	0	32,000		32,000
August 23, 2006 Stock issued for cash
@ $1,125 per share	62	0	70,000		70,000
October 20, 2006 Stock issued for cash
@$1,125 per share	89	0	100,000		100,000
December 18,2006 Stock issued for cash
@$1,125 per share	89	0	100,000		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash
@ $1,377 per share	716	0	985,133		985,133
Cancellation of share issued as
compensation to employees	(400)	0	(732,000)		(732,000)
Loss for the period ended
December 31, 2006			(435,407)		(435,407)

Balances, December 31, 2006	39,898	4	4,606,988	(4,526,564)	80,428

Shares issued for cash in a private
placement

February 20, 2007 Stock issued for cash
@ $1,125 per share	133	0	150,000		150,000

May 20, 2007 Stock issued for cash
@ $900 per share	167	0	150,000		150,000

July 10, 2007 Stock issued for cash
@ $600 per share	167	0	100,000		100,000

August 22, 2007 Stock issued for cash
@ $375 per share	267	0	100,000		100,000

November 16, 2007 Stock issued for
Cash @ $150 per share	1,000	0	150,000		150,000
Loss for the year ended
December 31, 2007				(726,059)	(726,059)

Balances, December 31, 2007	41,631	4	5,256,988	(5,252,623)	4,369

Shares issued for cash in a private
placement

January 15, 2008 Stock issued for cash
@ $60 per share	5,000	1	299,999		300,000

Loss for the period
December 31, 2008				(301,182)	(301,182)

Balances, December 31, 2008	46,631	5	5,556,987	(5,553,805)	3,187

Loss for the period				(62,532)	(62,532)

Balances, June 30, 2009	46,631	5	5,556,987	(5,616,337)	(58,345)

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Financial Statements
June 30, 2009

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

The results of operations for the six months ended June 30, 2009 are not indicative of the results that may be expected for the full year

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

Restricted cash

At June 30, 2009 current assets include restricted cash of $ nil (December 31 2008-$11,500), which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Financial Statements
June 30, 2009

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the six months ended June 30, 2009 within this category, which are included in selling, general and administrative expense, amounted to approximately $nil ( 2008-$1,287).

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of June 30, 2009.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2009

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the period ended June 30, 2009, the currency exchange transactions resulted in a (loss) gain of $ 6 (2008 –$(49). As of June 30, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Revenue recognition
The company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to  Interim Financial Statements
June 30, 2009

Note 4 - Going concern

The Company's  financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated significant revenues. It has incurred a significant operating loss as of June 30, 2009.

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

Note 5 – Related party transactions

During the period ended June 30, in lieu of paying its technology officer’s his earned compensation directly of $8,001 ( 2008- $ 19,942), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through June 30, 2009, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 6 - Property and equipment

A summary of property and equipment as of June 30, 2009 and December 31, 2008 follows:

			Net Book
		Accumulated	Value
	Cost	Depreciation	2009	2008

Furniture and fixtures	$8,228	$4,810	$3,418	$4,005
Computer systems	26,713	18,736	7,977	10,649
Leasehold improvements	8,621	8,621	-	-
	$43,562	$32,167	$11,395	14,654

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2009

Note 7 – Promissory Note Payable

The promissory note payable bears interest at 10% per annum and is due December 31, 2009. At the option of the note holder, the promissory note payable balance outstanding, with any accrued interest, may be converted into common shares of the company. The number of shares issued will calculated at a per share conversion of $.005.

Note 8 – Issuance of Common Stock

On June 30, 2009, the company amended its Articles of Incorporation to decrease the number of authorized shares of common stock from 500,000,000 to 333,333 shares and the Board of Directors affirmed a reverse split of one thousand and five hundred shares to one share of currently issued common stock.  The reverse split has been accounted for retroactively.

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 715 shares of restricted common stock.

During the year ended December 31, 2007, the company issued 2 (2006-1) shares of common stock for proceeds of $ 650,000 ( 2006-$952,000).

During the year ended December 31, 2007, the company issued nil (2006-nil) shares of common stock for services rendered. The resulting value of stock compensation of $ nil ( 2006-$14,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

During the year ended December 31, 2007, the company issued nil (2006-nil) shares of common stock to a director of the company for services rendered. The resulting value of stock compensation of nil ( 2006-$ 24,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

In addition during the year ended December 31, 2007, the company cancelled nil (2006-400) shares of common stock which had previously been issued for services rendered.  The previously recorded value of stock compensation of nil ( 2006-$ 722,000) has been credited to research and development expenses and  included as a component of shareholders’ equity as at December 31, 2007.

During the year ended December 31, 2008 the company issued 5,000 shares of common stock for cash consideration of  $ 300,000

Note 9  Technology License Agreement

During the year ended December 31, 2008, the company entered into a technology license agreement with Minerva  Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to      technology Minerva has related to the Argon Search Engine Software.  As consideration for the  license, the company has agreed to pay Minerva a one-time license fee of 15,333 shares of common stock of the company. To June 30, 2009, the shares have not yet been issued. In August, 2009, we agreed with Minerva that, due to their failure to deliver the product in a timely fashion, we would terminate the agreement with no further liability to us.

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

On June 29, 2009, our Board of Directors resolved to amend the Articles of Incorporation pursuant to Nevada Revised Statues 78.207 to decrease the number of authorized shares of our common stock, par value $.0001, from 500,000,000 to 333,333 shares. Correspondingly, our Board of Directors affirmed a reverse split of one thousand and five hundred (1,500) to one (1) in which each shareholder was issued one (1) share in exchange for every one thousand and five hundred (1,500) common shares of their currently issued common stock. The record date for the reverse split was July 6, 2009.  On July 23, 2009, we filed a Certificate of Change pursuant to NRS 89.209 in connection with the transaction with the Nevada Secretary of State for the decrease in authorized shares and reverse split. Under the Nevada Revised Statutes, shareholder approval was not required.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (888)366-6115.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2009, the Company generated $113,440 in revenues and posted a net loss of $5,616,337 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of June 30, 2009 was $13,242, as compared to the cash balance of $14,366 as of December 31, 2008.

Three Month Period Ending June 30, 2009

Operating expenses for the three month period ended June 30, 2009 totaled $39,857 and from inception to the period ended June 30, 2009 totaled $5,729,777. The company experienced a net loss of $39,736 and $5,616,337 for the three month period ended June 30, 2009 and from inception to period ended June 30, 2009, respectively, against $113,440 in revenue, $110,831 from operations and $2,609 from interest in the entire period and $1,787 in revenue, consisting of $1,739 in revenues from sales and $48 in interest for the three month period ending June 30, 2009. The major expenses during this three month period were for general and administrative expenses, legal and accounting fees.

Revenues decreased during the period as compared with comparable periods in 2008.  We believe this was due to a lack of funds to pay for marketing to support traffic to our Internet websites.  Less traffic leads to less revenue from advertising on our sites.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.85 for the three month period ended June 30, 2009, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009.

Liquidity and Capital Resources

For the six month period ended June 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $62,624. For the period from inception to June 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $3,090,776.

For the period from inception to June 30, 2009, net cash resulting from financing activities was in the amount of $3,154,851.  Cash proceeds from the sale of convertible promissory notes during the six month period ending June 30, 2009 were $50,000.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2009 and June 30, 2008 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2008.  Accordingly,  we concluded that our disclosure  controls and procedures were not effective as of December 31, 2008.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On June 29, 2009, our Board of Directors resolved to amend the Articles of Incorporation pursuant to Nevada Revised Statues 78.207 to decrease the number of authorized shares of our common stock, par value $.0001, from 500,000,000 to 333,333 shares. Correspondingly, our Board of Directors affirmed a reverse split of one thousand and five hundred (1,500) to one (1) in which each shareholder was issued one (1) share in exchange for every one thousand and five hundred (1,500) common shares of their currently issued common stock. The record date for the reverse split was July 6, 2009.  On July 23, 2009, we filed a Certificate of Change pursuant to NRS 89.209 in connection with the transaction with the Nevada Secretary of State for the decrease in authorized shares and reverse split. Under the Nevada Revised Statutes, shareholder approval was not required.

The Company filed a report on Form 8K dated July 29, 2008, in which it disclosed the reverse split transaction described in the immediately preceding paragraph.  The 8K mistakenly refered to the Company’s common stock has having a par value of $0.001 when the stock has a par value of $0.0001.

On August 3, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 3, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm.

Item 6. Exhibits

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

Dated: August 19, 2009