Form 10-Q
period 2009-09-30
FUSA CAPITAL CORP
filed 2009-11-13
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X ] No

As of October 31, 2009, there are issued and outstanding only common equity shares in the amount of 46,631 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	InConsolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and September 30, 2008 and cumulative from inception on February 9, 2005 through September 30, 2009 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity from inception on February 9, 2005 through September 30, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 and cumulative from inception on February 9, 2005 through September 30, 2009 (unaudited)	9

	Notes to Financial Statements	10

Item 2.	Plan of Operation	16

Item 3.	Quantitative and Qualitative Disclosures about market risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders.	23

Item 5.	Other Information	23

Item 6.	Exhibits & Signature	23

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30	December 31
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$7,201	$14,366
Restricted cash-Note 2	-	11,500
Accounts receivable	-	280

Prepaid expenses	1,127	500

Total Current Assets	8,328	26,648

Property and equipment-Note 5	9,766	14,654

Total Assets	$18,094	$41,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,502	38,113
Promissory note payable	50,000	-

Total Current Liabilities	86,502	38,113

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 5,000,000 Shares authorized, none issued	-	-
Common stock, par value $.0001, 333,333 Shares authorized, 46,631 issued and outstanding (2008-46,631 issued and outstanding, as adjusted for reverse split)	5	5
Paid in capital	5,556,987	5,556,987
Deficit accumulated during the development stage	(5,625,400)	(5,553,805)

Total Stockholders’ Equity (Deficit)	(68,408)	3,187

Total Liabilities and Stockholders’ Equity (Deficit)	$18,094	$41,300

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and nine months ended September 30, 2009 and September 30, 2008 for the period February 9, 2005 (Inception) to September 30, 2009

	Three months	Three months	Nine months	Nine months	February 9, 2005
	ended	ended	ended	ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE
Sales	$7,718	$19,684	$17,270	$48,492	$118,549

EXPENSES
Selling, general and administrative	12,722	23,615	43,906	82,969	2,455,678
Wages and benefits	-	40,397	20,090	120,523	744,991
Legal fees	1,550	16,948	17,483	29,510	278,987
Research and development-Note 4	118	15,695	118	52,744	1,991,313
Beneficial conversion expense	-	-	-	-	230,900
Interest	1,250	-	2,917	-	4,548
Loss on disposal of property and equipment	-	-	-	-	1,393
Foreign exchange loss	-	-	-	-	4,047
Depreciation and amortization	1,630	2,358	4,888	7,053	35,190

Total Expenses	17,270	99,013	89,402	292,799	5,747,047

NET LOSS BEFORE OTHER INCOME	(9,552)	(79,329)	(72,132)	(244,307)	(5,628,498)

OTHER INCOME
Interest and other income	489	-	537	-	3,098
NET LOSS	$(9,063)	$(79,329)	$(71,595)	$(244,307)	$(5,625,400)

NET LOSS PER COMMON SHARE, BASIC	$(0.19)	$(1.70)	$(1.53)	$(5.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,631	46,631	46,631	46,244

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

				Deficit
	Common Stock			Accumulated
				During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, Feb 9, 2005, Stock issued for
services @ $.0001 per share	18,000	$2	$8,998	$-	$9,000
Net (Loss), for the period ended March 6, 2005				(11,605)	(11,605)
Balances, March 6, 2005	18,000	2	8,998	(11,605)	(2,605)
Restated Recapitalization
March 7, 2005	18,298	2	(101,959)	(101,957)
Shares issued for cash in a private
Placement
March 9, 2005 Stock issued for cash
@ $500 per share	200	0	100,000		100,000
March 31, 2005 Stock issued for cash
@ $500 per share	260	0	130,000		130,000
April 5, 2005 Stock issued for cash
@ $500 per share	40	0	20,000		20,000
April 15, 2005 Stock issued for cash
$500 per share	80	0	40,000		40,000
April 21, 2005 Stock issued for cash
@ $500 per share	40	0	20,000		20,000
Offering costs	(4,000)		(4,000)
Beneficial conversion feature-
620 warrants issued in above PPM			230,900		230,900
Shares issued as compensation
June 15, 2005 Stock issued @ FMV of
$1,333 per share	800	0	1,066,500		1,066,500
July 29, 2005 Stock issued @ FMV of
$1,530 per share	600	0	918,000		918,000
September 21, 2005 Stock issued
@ FMV of $1,830 per share	400	0	732,000		732,000
September 22, 2005 Stock issued
@ FMV of $1,815 per share	33	0	60,500		60,500
October 26, 2005 Stock issued
@ FMV of $1,785 per share	17	0	29,750		29,750
November 10, 2005 Stock issued
@ FMV of $1,635 per share	33	0	54,500		54,500
Stock options issued for
Compensation to non-employees
April 18, 2005 80 options vested
@ FMV of $480 per share			38,298		38,298
April 18, 2005 15 options vested
@ FMV of $600 per share			8,643		8,643
Loss for the period from March 6, 2005
to March 31, 2006				(4,079,552)	(4,079,552)
Balances, December 31, 2005	38,802	$4	$3,352,131	$(4,091,157)	$(739,022)

Stock options issued for
Compensation to non-employees
January 1, 2006 5 options vested
@ FMV $615 per share			2,996		2,996
April 7, 2006, 15 options vested @
FMV of $600 per share			8,728		8,728
Shares issued for services to non-
employees
May 24, 2006, stock issued for FMV of $2,100	7	0	14,000		14,000
December 11, 2006, stock issued for FMV of $1,440	17	0	24,000		24,000
Shares issued for cash in a private
placement
February 16, 2006 Stock issued for cash
@ $1,500 per share	267	0	400,000		400,000
May 24, 2006 Stock issued for cash
@ $1,125 per share	133	0	150,000		150,000
June 5, 2006 Stock issued for cash
@ $1,125 per share	89	0	100,000		100,000
August 16, 2006 Stock issued for cash
@ $1,125 per share	28	0	32,000		32,000
August 23, 2006 Stock issued for cash
@ $1,125 per share	62	0	70,000		70,000
October 20, 2006 Stock issued for cash
@$1,125 per share	89	0	100,000		100,000
December 18,2006 Stock issued for cash
@$1,125 per share	89	0	100,000		100,000
Shares exchanged for debt
February 2, 2006 Stock issued for cash
@ $1,377 per share	716	0	985,133		985,133
Cancellation of share issued as
compensation to employees	(400)	0	(732,000)		(732,000)
Loss for the period ended
December 31, 2006				(435,407)	(435,407)
Balances, December 31, 2006	39,898	4	4,606,988	(4,526,564)	80,428

Shares issued for cash in a private
placement
February 20, 2007 Stock issued for cash
@ $1,125 per share	133	0	150,000		150,000
May 20, 2007 Stock issued for cash
@ $900 per share	167	0	150,000		150,000
July 10, 2007 Stock issued for cash
@ $600 per share	167	0	100,000		100,000
August 22, 2007 Stock issued for cash
@ $375 per share	267	0	100,000		100,000
November 16, 2007 Stock issued for
Cash @ $150 per share	1,000	0	150,000		150,000
Loss for the year ended
December 31, 2007				(726,059)	(726,059)
Balances, December 31, 2007	41,631	4	5,256,988	(5,252,623)	4,369
Shares issued for cash in a private
placement
January 15, 2008 Stock issued for cash
@ $60 per share	5,000	1	299,999		300,000
Loss for the period
December 31, 2008				(301,182)	(301,182)
Balances, December 31, 2008	46,631	5	5,556,987	(5,553,805)	3,187
Loss for the period				(71,595)	(71,595)
Balances, September 30, 2009	46,631	5	5,556,987	(5,625,400)	(68,408)

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended September 30, 2009 and September 30, 2008 for the period from February 9, 2005 (Inception) to September 30, 2009

	Nine months	Nine months	February 9, 2005
	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

OPERATING ACTIVITIES
Net loss from operations	$(71,595)	$(244,307)	$(5,625,400)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued (cancelled) for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issuance	-	-	230,900
Depreciation and amortization	4,888	7,053	35,190
Loss on disposal of property and equipment	-	-	5,879

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(627)	-	(1,127)
Decrease (increase) in accounts payable and accrued liabilities	(1,611)	(6,879)	25,822
Decrease(increase) in accounts receivable	280	(280)	-
Decrease in lease deposits	-	-	-

Total adjustments	2,930	(106)	2,528,583

Net cash (used by) operating activities	(68,665)	(244,413)	(3,096,817)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	-	494
(Increase) in property and equipment	-	-	(51,327)

Net cash (used by) investing activities	-	-	(50,833)

FINANCING ACTIVITIES
Cash received in recapitalization of the company	-	-	184
Proceeds from issuance of common stock	300,000	2,212,000
Offering costs from issuance of stock	-	-	(4,000)
Increase (decrease) in promissory note payable	50,000	-	946,667

Net cash provided by financing activities	50,000	300,000	3,154,851

Net increase (decrease) in cash	(18,665)	55,587	7,201

Cash, beginning of period	25,866	34,005	-
Cash, end of period	$7,201	$89,592	$7,201

Cash Summary, September 30
Cash	$7,201	$78,092	$7,201
Restricted Cash	-	11,500	-

Total	$7,201	$89,592	$7,201

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005:
Liabilities assumed	$-	$-	$102,140
Less cash received	-	-	184
Total non-monetary net liabilities assumed	$-	$-	$101,956

Interest paid	$-	$-	$1,631

The accompanying condensed footnotes are an integral part of these consolidated financial statements

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

Note 1 – Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared by FUSA Capital Corporation (the “Company” pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for the financial statements to be not misleading have been included.  Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.

The results of operations for the nine months ended September 30, 2009 are not indicative of the results that may be expected for the full year

Note 2 – General Organization and Business

Galaxy Championship Wrestling Inc., a development stage company, was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to Fusa Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of Fusa Technology Investments, Inc., a development stage Nevada Corporation, formed on February 9, 2005, under the laws of the State of Nevada. For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired company, were carried forward.

The Company is in the business of developing internet search engine technology.  It has limited revenue and is considered to be in the development stage.

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

Restricted cash

At September 30, 2009 current assets include restricted cash of $ nil (December 31 2008-$11,500), which is held as short term, interest bearing collateral to support a bank credit facility for the Company.

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

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

Advertising Costs

We expense all advertising, promotion and marketing costs as they so far have not included any direct- response advertising costs requiring capitalization.  Non direct and related costs incurred during the nine months ended September 30, 2009 within this category, which are included in selling, general and administrative expense, amounted to approximately $nil ( 2008-$1,287).

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

Research and development costs

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of September 30, 2009.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. During the period ended September 30, 2009, the currency exchange transactions resulted in a (loss) gain of $ (139) (2008 –$(2,025). As of September 30, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Revenue recognition

The company recognizes revenues when products are fully delivered or services have been provided and collection is reasonably assured.

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

Note 4 - Going concern

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated significant revenues. It has incurred a significant operating loss as of September 30, 2009.

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

Note 5 – Related party transactions

During the period ended September 30, in lieu of paying its technology officer his earned compensation directly of $8,001 (2008- $19,942), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts through September 30, 2009, in furthering the development of the Company’s video and audio search engine technology, accordingly, the entire amount was included in research and development expense.

Note 6 - Property and equipment

A summary of property and equipment as of September 30, 2009 and December 31, 2008 follows:

			Accumulated Net
			Book Value
	Cost	Depreciation	2009	2008

Furniture and fixtures	$8,228	$5,104	$3,124	$4,005
Computer systems	26,713	20,071	6,642	10,649
Leasehold improvements	8,621	8,621	-	-
	$43,562	$33,796	$9,766	$14,654

FUSA CAPITAL CORPORATION
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

Note 7 – Promissory Note Payable

The promissory note payable bears interest at 10% per annum and is due December 31, 2009. At the option of the note holder, the promissory note payable balance outstanding, with any accrued interest, may be converted into common shares of the company. The number of shares issued will calculated at a per share conversion of $.005.

Note 8 – Issuance of Common Stock

On September 30, 2009, the company amended its Articles of Incorporation to decrease the number of authorized shares of common stock from 500,000,000 to 333,333 shares and the Board of Directors affirmed a reverse split of one thousand and five hundred shares to one share of currently issued common stock.  The reverse split has been accounted for retroactively.

In February 2006, all of the advances included as debt on the December 31, 2005 consolidated balance totaling $985,133 were converted to equity through the issuance of a total of 715 shares of restricted common stock.

During the year ended December 31, 2007, the company issued 2 (2006-1) shares of common stock for proceeds of $ 650,000 (2006-$952,000).

During the year ended December 31, 2007, the company issued nil (2006-nil) shares of common stock for services rendered. The resulting value of stock compensation of $ nil (2006-$14,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

During the year ended December 31, 2007, the company issued nil (2006-nil) shares of common stock to a director of the company for services rendered. The resulting value of stock compensation of nil (2006-$24,000) has been included in selling, general and administrative expenses and also included as a component of shareholders’ equity as at December 31, 2007.

In addition during the year ended December 31, 2007, the company cancelled nil (2006-400) shares of common stock which had previously been issued for services rendered.  The previously recorded value of stock compensation of nil (2006-$722,000) has been credited to research and development expenses and included as a component of shareholders’ equity as at December 31, 2007.

During the year ended December 31, 2008 the company issued 5,000 shares of common stock for cash consideration of $300,000.

Note 9 - Technology License Agreement

During the year ended December 31, 2008, the company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software.  As consideration for the license, the company has agreed to pay Minerva a one-time license fee of 15,333 shares of common stock of the company. To September 30, 2009, the shares have not yet been issued.  In August, 2009, we agreed with Minerva that, due to their failure to deliver the product in a timely fashion, we would terminate the agreement with no further liability to us.

Note 10 - Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2009 through November 12, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2009, the Company generated $118,549 in revenues and posted a net loss of $5,625,400 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

Cash and Working Capital

The Company's cash balance as of September 30, 2009 was $7,201, as compared to the cash balance of $14,366 as of December 31, 2008.

Three Month and Nine Month Period Ending September 30, 2009

Operating expenses for the three month period ended September 30, 2009 totaled $17,270 and from inception to the period ended September 30, 2009 totaled $5,747,047. The company experienced a net loss of $9,063 and $5,625,400 for the three month period ended September 30, 2009 and from inception to period ended September 30, 2009, respectively, against $7,718 in revenues from operations and $489 in interest and other income for the three month period and $118,549 in revenue from operations and $3,098 in interest and other income from the period since inception. Operating expenses during the nine month period ended September 30, 2009 totaled $89,402 and net losses for the period totaled $72,132.  Operating expenses for the nine month period ended September 30, 2008 totaled $292,799 and net losses for the period totaled $244,307.  The major expenses during this three month period and the nine month period were for general and administrative expenses, legal and accounting fees. Salaries went down significantly with salaries for the nine month period ending September 30, 2009 at $20,090 as compared to $120,523 in the prior period.  Research and development expenditures also dropped significantly, with $118 spent in the nine month period ending September 30, 2009 and $52,744 being spent in the nine month period ending September 30, 2008.  These decreased expenses are a result of our completion of principal development on our sites and the reductions in our personnel due to lack of funding.

Revenues decreased during the period as compared with comparable periods in 2008.  We believe this was due to a lack of funds to pay for marketing to support traffic to our Internet websites.  Less traffic leads to less revenue from advertising on our sites.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.19 for the three month period ended September 30, 2009, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009.

Liquidity and Capital Resources

For the nine month period ended September 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $68,665. For the period from inception to September 30, 2009, net cash used in operating activities, consisting mostly of loss from operations was $3,096,817. For the nine month period ending September 30, 2008, net cash used in operating actvities, consisting mostly of loss from operations was $244,413.  Therefore, net cash used in operating activities decreased by $175,748 from the 2008 period to the 2009 period.  This was a result of a significantly smaller net loss from operating activites, in fact the decrease in net loss from operating activities during the comparable periods was $172,712, accounting for nearly all of the decrease in net cash used in operating activities.

For the period from inception to September 30, 2009, net cash resulting from financing activities was in the amount of $3,154,851.  Cash proceeds from the sale of convertible promissory notes during the nine month period ending September 30, 2009 were $50,000.

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

We also anticipate spending much less on operations and salaries and costs related to marketing and no money related to research and development over the course of the next twelve months now that principal development on our consumer portals has been completed and we lack the resources to improve or promote our properties . We anticipate our largest expenses will be hosting, administrative, legal and accounting expenses, payments of our www.searchforvideo.com and the salary of our chief executive officer, Jenifer Osterwalder.  We are currently unable to pay the salary of our chief executive officer, who has nevertheless continued to serve in that capacity.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2009 and September 30, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the nine month period ending September 30, 2009, the Company borrowed $50,000 from various shareholders at 10% annual interest.  The debt is convertible at the option of the holder into the Company’s common stock at the per share price of the Company’s next financing or at 30 day average closing price of the Company’s stock, whichever is lower.  The debt is due by December 31, 2009. The Company has received indications from the holders that they are willing to convert the debt if the Company does not have the funds to pay the debt by the due date.

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

On September 22, 2009, Board of Directors of the Registrant dismissed Seale and Beers, CPAs, its independent registered public account firm. On the same date, September 22, 2009, the accounting firm of Maddox Ungar Silberstein, PLLC was appointed by the board as the Company's independent auditors.

Item 6. Exhibits

EXHIBITS

List of Exhibits
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an Exhibit to this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: November 12, 2009