Form 10-K
period 2009-12-31
FUSA CAPITAL CORP
filed 2010-04-15
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Securities registered pursuant to Section 12 (g) of the Act:  333,333 common shares par value $0.0001 per share

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer (Do not check if a smaller reporting company) 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The number of shares of the issuer’s Common Stock outstanding as of April 14, 2010  is 47,623.

Revenues for the fiscal year ended December 31, 2009 were $17,772.

As at March 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity  was approximately $52,385.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

ITEM 1. DESCRIPTION OF BUSINESS .

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective has been to maintain the media search engine properties and technologies we currently have and to eventually enhance and grow those properties and technologies.  We have experienced severe cash shortages which have impacted our ability to maintain and grow our suite of technologies.  We currently operate the website searchforvideoc.om,  and newstowatch.com.  Newstowatch.com is a breaking news discovery service that programatically reads thousands of current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.   We also operate the consumer media search websites searchforvideo.com, podanza.com and iheard.com.  We hope to be able to maintain our existing suite of on-line properties and technologies through the current challenging financial environment and to eventually be able to expand and grow our web properties and technologies in the future.  We have had extreme difficulties doing just that this year and we hope that conditions will improve in 2010.

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

On April 22, 2005, our board of directors declared a three-for-one common stock dividend, wherein each holder of record of our common shares as of May 3, 2005 received two additional shares for each common share then held. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-K for the fiscal year ended December 31, 2009 are stated on a post-dividend basis. Per share amounts have also been restated to reflect the common share dividend and have also been adjusted for the subsequent reverse stock split described below.

Since April, 2005, we have been engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last six months of 2009, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development.

We have consistently lost money on our on-line consumer media properties due to the expenses involved in hosting, promotion, development and management of those sites.  In an effort to maintain as much traffic as possible on our most popular media site, www.searchforvideo.com, which is also responsible for a large proportion of our expenses, we contracted with Brass Consulting Ltd. to maintain the site in exchange for net revenue produced from the site.  This agreement was cancellable after 30 days notice. We cancelled this agreement in September 2009.   We are currently searching for funds to allow us to maintain and improve our websites on an ongoing basis.

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

We did not launch any new consumer media portals during 2009 and we estimate that the audience for our consumer media portals, which had grown throughout 2007 and part of 2008 and declined in part of 2008 and all of 2009, will decline in the absence of additional resources to promote our properties.

OPERATIONS

At present we maintain day-to-day operations through our correspondence office and principal executive offices in Seattle, Washington.  We have 1 full-time staff member actively engaged in the development of our products and business, consisting primarily in the maintenance of our consumer web properties and in maintaining our corporate books and records and compliance with our public company responsibilities.

RESEARCH AND DEVELOPMENT

We conducted virtually no research and development efforts in 2009.  As of December, 2008 we had discontinued substantially all of our research and development efforts due to a combination of having achieved our initial development goals and a lack of funding to continue to our subsequent development goals.  We have the  need to expend some additional resources to continue to develop our search engine products and services, but are currently unable to do so due to funding constraints. We may need to expend significant resources in customization or in meeting customer requirements as well as continuing to respond to competition and competitive developments in the marketplace, which we are currently unable to fund.  We did not expend any significant amounts on research and development in 2009 and these activities were essentially stopped due to lack of funding.

 During the fiscal year ended December 31, 2009 we incurred expenses of $118 on our research and development activities. From February 9, 2005 (inception) through the fiscal year ended December 31, 2009 we incurred research and development expenses of $1,961,563. We believe that our research and development expenses will not increase substantially in 2010 as we have virtually no planned research and development expenses unless our financial situation improves substantially.

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

In 2008, we had also just entered the field of participatory media, with the re-launch of our www.NewstoWatch.com consumer portal which we had hoped would grow in 2009 despite our lack of resources to develop the audience for the site.  Unlike traditional news, which is static and unidirectional (from news-organization to consumer), the technology, which powers NewstoWatch.com facilitates user participation in the development of news related content.  Our tools allow users to rank stories and to shape the prominence of news within the NewstoWatch.com portal.  Freshness, relevance and number of viewers contribute to the rank of a story on the portal, which means that the featured content is dynamically shifting in response to the behavior of the portal community combined with site algorithms.  We have not had sufficient resources to develop NewstoWatch to its potential and it has not developed  the traffic that it might otherwise be capable of developing with adequate resources invested in its development and marketing on a continuous basis.

In addition, while there are finite resources available to us to scan the Internet for the freshest and most relevant news content, there is a vastly larger body of news that our portal community members are exposed to.  Our programmatic editor allows users to post their own stories, giving them editorial control and a sense of ownership and participation within the portal community.  In addition, the sheer diversity and volume of the stories that can be posted by our users eclipses the variety of content we would be able to access ourselves without this type of community support.  At the moment, we have virtually no posting by our user community, but we expect that this would change if we were to have resources to more effectively promote the site.

ADVERTISING AND MARKETING

We have been deriving a small amount of advertising revenue from sales of ads on our consumer media portals as they were in development.  In 2008, as we concluded major development on our consumer media portals, we had hoped to significantly expand the revenue stream from these portals in 2009.   We were unable to do so.  A combination of lack of funds to sufficiently market our properties to increase user traffic and a very difficult financial environment for aspiring Internet advertising portals has led to weaker advertising revenues than we had anticipated or hoped for.  We believe that without additional financial resources to properly market our Internet properties, we anticipate that user traffic and advertising revenue will deteriorate throughout 2010 as they have deteriorated throughout 2009. If we were to be successful in obtaining additional financing resources, which seems unlikely in the near term, we would like to pursue the three point marketing plan that we developed for 2008 and renewed our commitment to in 2009 and beyond which consists of:

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

In addition to the above marketing plan, we believe that the nature of the participatory media experience itself as embodied within NewstoWatch.com provides a powerful marketing tool to expand usage of the site.  Every time one of our users adds a story to NewstoWatch, they are increasing their own ties to the portal community.   Unlike traditional news sites, which allow users to email stories to friends but not to determine the content of the site, www.NewstoWatch.com allows those users to refer their friends to a news community that they themselves are shaping.  We think that this type of relationship can make our users much more likely to spread the word about www.NewstoWatch.com and can supply us with a type of marketing which we cannot buy through traditional advertising spend…that is an emotional connection, sense of belonging and sense of ownership and participation within the portal community.  We believe that this participation could result in significant growth in the website without substantial increases in our advertising expenditures, however, in order for this to occur, www.newstowatch.com would have to reach a certain critical mass threshold of users, which we have been unable to reach to date.  We do not believe we will be able to reach this critical mass without substantial additional resources for promoting the site.  Therefore, without additional resources, we believe that the site will not reach its potential and will not unleash the power of participatory media as described herein.  Currently there is virtually no participation in the site and we have not been able to validate any of our assumptions about participatory media.  In the interim, while our website has remained stagnant, competitors have evolved and have filled much of the need for participatory media tools, so it is unclear to us even if we are able to obtain additional resources, whether or not we will be able to effectively compete given our lack of progress in 2009.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we are not and do not anticipate becoming dependent upon any single or group of major customers. This may, however, change should we be selected by a substantial media concern as the preferred search engine across its properties as such a relationship might involve a substantial degree of dependence, but no such relationships exist to date and are very unlikely to be developed unless we are successful in securing additional resources.

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

Trademarks

We have applied for registration of a number of our trademarks with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, all of our registrations are either completed or in the preliminary stages of the application process or remain pending.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2009, we had one full-time and no part-time employees. We do not intend to significantly expand our staff over the next twelve months, as we have completed principal development on our suite of media portals and do not have the resources currently to continue improvements on an on-going basis or to hire business development or sales personnel, though we think that the competitive position of our company will be dependent on our ability to do so at some point in the future.

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

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the fiscal year ended December 31, 2009, and losses since inception were approximately $79,998 and $5,616,984, respectively.  The extent to which we continue to experience losses will depend on a number of factors, including:

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

We only had $6,098  in cash at December 31, 2009, without additional cash we will fail within 6-12 months.

Even if we lose only 33% of the $79,998 we lost in 2009, we will run out of cash in 6-12 months.  We may not be able to obtain equity or debt financing by this time and may need to cease business operations.

Our accumulated deficit makes it more difficult to borrow funds.

As of the fiscal year ended December 31, 2009, and as a result of historical operating losses from prior operations and losses accumulated during our development stage, our consolidated accumulated deficit was $5,616,984.  Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “FCCN”, there is currently a volatile and thinly traded market for our common stock which may not be maintained. Failure to develop maintain adequate trading volumes and price stability in the stock will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.  Our telephone number is (206) 274-5107. We lease this space on a month-to-month basis.

We had previously leased space in Vancouver under a long-term lease. We were able to terminate this lease.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FCCN”, and on the Berlin Stock Exchange under the symbol “F3S”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last four fiscal years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Fiscal year ended 2006 Quarter ended

March 31, 2006	$1,680.00	$5,250.00
June 30, 2006	$1,515.00	$2,670.00
September 30, 2006	$885.00	$1,700.00
December 31, 2006	$1,245.00	$2,490.00

Fiscal year ended 2007 Quarter ended
March 31, 2007	$1,110.00	$2,070.00
June 30, 2007	$1,125.00	$1,740.00
September 30, 2007	$780.00	$1,170.00
December 31, 2007	$240.00	$1,125.00

Fiscal year ended 2008 Quarter ended
March 31, 2008	$300.00	$120.00
June 30, 2008	$450.00	$180.00
September 30, 2008	$375.00	$75.00
December 31, 2008	$60.00	$15.00

Fiscal year ended 2009 Quarter ended
March 31, 2009	$11.99	$4.65
June 30, 2009	$28.49	$7.65
September 30, 2009	$14.99	$3.90
December 31, 2009	$14.99	$1.10

*
All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005 and adjusted to reflect 1500-to-1 reverse stock split for shareholders of record on July 6, 2009.

STOCKHOLDERS

As of March 31, 2010, there were approximately 61 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
Issued for cash
2/16/2006	Common Stock	Hypo Bank	267	$400,000	(A)(1)
5/24/2006	Common Stock	Hypo Bank	134	$150,000	(A)(2)
6/5/2006	Common Stock	UBS	89	$100,000	(A)(2)
8/16/2006	Common Stock	Investor’s Link Ventures	29	$32,000	(A)(2)
8/23/2006	Common Stock	Investor’s Link Ventures	63	$70,000	(A)(2)
10/20/2006	Common Stock	Investor’s Link Ventures	89	$100,000	(A)(2)
12/18/2006	Common Stock	Investor’s Link Ventures	89	$100,000	(A)(2)
2/20/2007	Common Stock	Various	134	$150,000	(A)(3)
5/20/2007	Common Stock	Various	167	$150,000	(A)(4)
07/10/2007	Common Stock	Various	167	$100,000	(A)(5)
8/22/2007	Common Stock	Various	267	$100,000	(A)(6)
11/16/2007	Common Stock	Various	1,000	$150,000	(A)(7)
1/15/2008	Common Stock	Various	5,000	$300,000	(A)(8)

*      There were no underwriter discounts or commissions associated with these sales of common stock for cash. These shares have been adjusted for the 1500 to 1 stock split for shareholders of record as of July 6, 2009.

(1)	Valued at $1500.00 per common share.

(2)	Valued at $1,125.00 per common share.

(3)	Valued at $1,125.00 per common share.

(4)	Valued at $900.00 per common share.

(5)	Valued at $600.00 per common share.

(6)	Valued at $375.00 per common share.

(7)	Valued at $150.00 per common share.

(8)	Valued at $60.00 per common share.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued as compensation to independent contractors
5/24/2006	Common Stock	Jonathan Dariyanani, Esq.	7	14,000	(B)(1)
12/22/2006	Common Stock	Alexander Khersonski	17	24,000	(B)(2)

(1)	Issued as compensation for legal services. Valued at $2,100.00 per common share.

(2)	Issued as compensation for services as a member of the board of directors. Valued at $1,400.00 per common share.
(3) Adjusted for 1500 to 1 reverse split for shareholders of record on July 6, 2009

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued upon conversion of debt
2/2/2006	Common Stock	Unrelated Third-Parties	716	$985,133	(B)(1)

(1)	Issued upon conversion of all advances payable included as debt on our December 31, 2005 consolidated balance sheet. Valued at $1,365.00 per common share.
(2)	Adjusted for 1500 to 1 reverse split for shareholders of record on July 6, 2009

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firms have added explanatory paragraphs in Note 8 and Note 3 respectively of each of our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, raising substantial doubt as to our ability to continue as a going concern.

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

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Loss Per Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Restricted cash
At December 31, 2008 current assets included restricted cash of $11,500, which was held as short term, interest bearing collateral to support a bank credit facility for the Company. The restrictions were released in 2009.

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees in 2009 or 2008. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Research and development costs
Pursuant to SFAS No. 2 (ASC 730-10), "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of December 31, 2009.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

Foreign currency transactions
The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of December 31, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective is to maintain the media search engine properties and technologies we currently have and to eventually enhance and grow those properties and technologies, but we have been unable to do so satisfactorily due to a lack of cash. We currently operate the website newstowatch.com.  Newstowatch.com is a breaking news discovery service that programatically reads thousands of current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.   We also operate the consumer media search websites searchforvideo.com, podanza.com and iheard.com.  We hope to be able to maintain our existing suite of on-line properties and technologies through the current challenging financial environment and to eventually be able to expand and grow our web properties and technologies in the future.  So far, our lack of cash has made it impossible for us to grow or even maintain traffic on these sites and the sites have experienced deterioration in user traffic throughout 2009.

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

We currently produce a small amount of advertising revenue that we have derived during the principal development phase of our various consumer portals.  We do not anticipate that this revenue will cover our expenses, as it has never done so in the past.  There can be no assurance such resources will be forthcoming and we have no understandings with any potential investors or partners regarding the same.

We also anticipate spending much less on operations and salaries and costs related to marketing and no money related to research and development over the course of the next twelve months now that principal development on our consumer portals has been completed and we lack the resources to improve or promote our properties . We anticipate our largest expenses will be hosting, administrative, legal and accounting expenses, and the salary of our chief executive officer, Jenifer Osterwalder should we have sufficient revenue to return to paying her a salary.

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

RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE FISCAL YEAR ENDED DECEMBER 31, 2009

Revenues

Our revenues decreased $36,960 from $54,732 for the twelve months ended December 31, 2008 to $17,772 for the fiscal year ended December 31, 2009. This decrease was primarily attributable to decreased advertising revenue.

Research and Development

Research and development expenses decreased $54,745 from $54,863 for the twelve months ended December 31, 2008 to $118 for the fiscal year ended December 31, 2009. This decrease was primarily attributable to the completion of principal development of our web properties and also because of our lack of resources to continue development and improvement of our properties.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses decreased $200,160, from $292,179 for the twelve months ended December 31, 2008 to $92,019 for the fiscal year ended December 31, 2009. This decrease is primarily attributable to a decrease in the amount of administrative overhead due to our completion of principal development on our consumer portals and due to lack of resources to hire additional personnel to promote and improve our properties.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2009 we had $6,098 of cash on hand.

Our net loss decreased $212,312, from $292,310 for the twelve months ended December 31, 2008 to $79,998 for the fiscal year ended December 31, 2009, and our working capital surplus decreased $76,998, from a surplus of $18,006 for the twelve months ended December 31, 2008 to a deficit of $58,992 for the fiscal year ended December 31, 2009.

Net cash used in operating activities decreased $238,371, from $308,139 for the twelve months ended December 31, 2008 to $69,768 for the fiscal year ended December 31, 2009. This decrease was primarily the result of the completion of principal development activities on our consumer portals, a lower net loss caused by less research and development and lower payments for wages.

Net cash provided by financing activities decreased $250,000, from $300,000 for the twelve months ended December 31, 2008 to $50,000 for the fiscal year ended December 31, 2009. Net cash provided by financing activities was primarily in the form money lent to the Company on the basis of a convertible promissory note.

We  do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have not obtained, any commitments, verbal or otherwise, from our security holders to make further investments in our company; and there can be no assurance that those further investments, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of our products or services, or locating a strategic partner willing to finance our further development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing products and services.

ITEM 8. FINANCIAL STATEMENTS.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2009

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Fusa Capital Corporation
Seattle, Washington

We have audited the accompanying balance sheets of Fusa Capital Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from February 9, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period February 9, 2005 (Inception) through December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period February 9, 2005 (Inception) through December 31, 2007, insofar as it relates to the amounts for prior periods through December 31, 2007 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusa Capital Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from February 9, 2005 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, errors resulting in an overstatement of revenue and an overstatement of expenses were discovered by management in 2009. Accordingly, adjustments have been made to the December 31, 2008 financial statements to correct the errors.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 14, 2010

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$6,098	$14,366
Restricted cash	-	11,500
Prepaid expenses	-	500
Total Current Assets	6,098	26,366

Total Assets	$6,098	$26,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$8,409	$4,221
Accrued expenses	6,681	4,139
Note payable	50,000	-
Total Liabilities	65,090	8,360

Stockholders’ equity (deficit)
Common stock, par value $0.0001, 333,333 shares authorized, 47,623 shares issued and outstanding (46,631 – 2008)	5	5
Additional paid-in capital	5,557,987	5,556,987
Deficit accumulated during the development stage	(5,616,984)	(5,538,986)
Total Stockholders’ Equity (Deficit)	(58,992)	18,006

Total Liabilities and Stockholders' Equity (Deficit)	$6,098	$26,366

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008 (Restated)	Period from February 9, 2005 (Inception) To December 31, 2009

REVENUES	$17,772	$54,732	$118,771

OPERATING EXPENSES
Selling, general and administrative	58,487	98,289	2,477,688
Wages and benefits	15,953	150,833	756,845
Legal fees	17,579	43,057	279,083
Research and development	118	54,863	1,961,563
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	-	-	21,150
TOTAL OPERATING EXPENSES	92,137	347,042	5,727,229

LOSS FROM OPERATIONS	(74,365)	(292,310)	(5,608,458)

OTHER INCOME (EXPENSE)	(3,633)	-	(8,526)

LOSS BEFORE INCOME TAXES	(79,998)	(292,310)	(5,616,984)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(79,998)	$(292,310)	$(5,616,984)

NET LOSS PER SHARE: BASIC AND DILUTED	$(1.70)	$(6.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	47,106	46,535

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
AS OF DECEMBER 31, 2009

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$(5,252,623)	$4,369

Correction of an accounting error				5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	999	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000	-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-	-	-

Net loss for the year ended December 31, 2009	-	-	-	(77,998)	(77,998)

Balance, December 31, 2009	47,623	$5	$5,557,987	$(5,616,984)	$(58,992)

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008 (Restated)	Period from February 9, 2005 (Inception) to December 31, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(77,998)	$(292,310)	$(5,616,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	21,150
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in prepaid expenses	500	-	-
Increase (decrease) in accounts payable & accrued expenses	7,730	(15,829)	4,411
Cash flows used in operating activities	(69,768)	(308,139)	(3,097,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(51,327)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	-	-	(50,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	50,000	-	50,000
Proceeds from issuance of common stock	-	300,000	2,212,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	50,000	300,000	3,154,851

NET INCREASE (DECREASE) IN CASH	(19,768)	(8,139)	6,098
Cash, beginning of the period	25,866	34,005	-
Cash, end of the period	$6,098	$25,866	$6,098

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$1,631
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Common stock issued for debt	$1,000	$-	$1,000

The accompanying notes are an integral part of these financial statements

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – NATURE OF OPERATIONS

Galaxy Championship Wrestling Inc., a development stage company, was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to Fusa Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of Fusa Technology Investments, Inc., a development stage Nevada Corporation, formed on February 9, 2005, under the laws of the State of Nevada. For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired Company were carried forward.

The Company is in the business of developing internet search engine technology.  It has limited revenue and in accordance with SFAS # 7 (ASC 915-10), is considered to be in the development stage.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Loss Per Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted cash
At December 31, 2008 current assets included restricted cash of $11,500, which was held as short term, interest bearing collateral to support a bank credit facility for the Company. The restrictions were released in 2009.

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees in 2009 or 2008. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development costs
Pursuant to SFAS No. 2 (ASC 730-10), "Accounting for Research and Development Costs," our research and development costs, which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of December 31, 2009.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

Foreign currency transactions
The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of December 31, 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 in lieu of paying its technology officer his earned compensation directly of $13,504 (2008 - $ 27,402), it paid it to a consulting company owned by the Officer. This amount relates principally to his efforts in furthering the development of the Company’s video and audio search engine technology.

NOTE 4 – NOTE PAYABLE

The convertible promissory note payable bears interest at 10% per annum and was due December 31, 2009. At the option of the note holder, the promissory note payable balance outstanding, with any accrued interest, may be converted into common shares of the Company. The number of shares issued will be calculated at a per share conversion price of $.005.

The promissory note holder converted accrued interest of $1,000 on the note into 200,000 (133 post-reverse split) common shares of the Company in July, 2009, and has agreed to extend the due date of the promissory note payable to April 30, 2010.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008 the Company issued 7,500,000 (5,000 post-reverse split) shares of common stock for cash consideration of $300,000

During the year ended December 31, 2009, the Company issued 200,000 (133 post-reverse split) shares in settlement of debt of $1,000.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split.

During the year ended December 31, 2009, interest in the amount of $ 3,681 was accrued in respect of the note payable prior to the $1,000 conversion into common shares.

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 – TECHNOLOGY LICENSE AGREEMENT

During the year ended December 31, 2008, the Company entered into a technology license agreement with Minerva Technologies Pvt. Ltd. to acquire a perpetual, fully-paid, royalty free exclusive license to technology Minerva has related to the Argon Search Engine Software. In August, 2009, the agreement with Minerva was mutually terminated with no further liability to FUSA due to Minerva’s inability to deliver the product in a timely fashion.

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2009	December 31, 2008
Refundable Federal income tax attributable to:
Current operations	$26,500	$99,400
Less: valuation allowance	(26,500)	(99,400)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$1,910,000	$1,883,000
Less: valuation allowance	(1,910,000)	(1,883,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and has not generated significant revenues. It has incurred a significant operating loss as of December 31, 2009.

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

FUSA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet and statement of operations at December 31, 2008 to correct errors in its accounting. A receivable in the amount of $280 that was already collected was reversed. Property and equipment were abandoned in lieu of rent, and equipment was given in lieu of salaries and wages in the total amount of $23,803. Correspondingly, depreciation expense was reduced by $9,152. In addition, an accrued liability in the amount of $29,750 was reversed as the underlying agreement had been terminated with no liability. The net effect of these adjustments was to reduce the December 31, 2007 accumulated deficit by $5,947 and reduce the net loss for the year by $8,872.

The December 31, 2008 balance sheet has been restated to correct the accounts receivable, property and equipment, and accrued expenses.

The December 31, 2008 statement of operations has been restated to reflect the changes in revenues and expenses.

The following are the before and after balances as restated:    Year Ended December 31, 2008

Balance Sheet
Current Assets
Before	$26,646
After	$26,366
Property and Equipment, net of depreciation
Before	$14,654
After	$0
Current Liabilities
Before	$38,113
After	$8,360
Stockholders’ Equity
Before	$3,187
After	$18,006

Statement of Operations
Revenues
Before	$55,016
After	$54,732
Operating Expenses
Before	$356,194
After	$347,042
Income (Loss) from Operations
Before	$(301,182)
After	$(292,310)
Net Income (Loss)
Before	$(301,182)
After	$(292,310)

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the fiscal year ended December 31, 2009.  We would, however, like to note that we have previously provided disclosure on form 8K that on August 27, 2009 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore and Associates, Chartered (“Moore”) because of violations by Moore of PCAOB rules and auditing standards in auditing financial statements, violations of PCAOB rules and quality control standards, violations of Section 10 B and Rule 10(b) 5 thereunder of the Securities Exchange Act of 1934 and non-cooperation with a PCAOB investigation.  Moore, under advice of counsel, has declined to provide us with a letter to the Securities and Exchange Commission stating whether it agrees with the statements in this amended 8-K.   Moore was the Company's previous independent auditor.  On August 9, 2009 the Company engaged Seale and Beers, CPAs as its independent auditors but dismissed Seale and Beers, CPAs on September 22, 2009 and appointed Maddox Ungar Silberstein PLLC, now Silberstein Ungar PLLC as its independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2009.

Changes in Internal Control of Financial Reporting

During the fiscal year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 1, 2008, the Company signed a consulting agreement with Brass Consulting Ltd.  The agreement can be cancelled at 30 days notice and provides that Brass will service and support the www.searchforvideo.com site in exchange for the net revenue that the site produces from advertising after expenses.  The agreement provides that the domain name www.searchforvideo.com will become property of Brass in the event that the Company does not pay the amounts due under the contract in a timely fashion.   This agreement was terminated in September 2009.

In addition, on April 10, 2009, the Company notified Minerva Technology Ltd. that it was cancelling the Technology License Agreement of August 23, 2007 due to non-performance by Minerva and lack of resources by the Company to pursue development of the Argon search engine technology.  The Company will not issue the 23,000,000 shares under the agreement nor will it utilize the Argon technology.

Furthermore, in March, 2009, the Company borrowed $50,000 from various shareholders at 10% annual interest.  The debt is convertible at the option of the holder into the Company’s common stock at the per share price of the Company’s next financing or at 30 day average closing price of the Company’s stock, whichever is lower.  The debt is due by December 31, 2009 but has been extended until April 30, 2010.

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

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2009:

Name	Age	Position
Jenifer Osterwalder	44	Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and Director.

Alexander Khersonski	37	Director

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

Alexander Khersonski -Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Alexander Khersonski, a member of our board, qualifies as an audit committee financial expert (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B).

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: FUSA Capital Corporation., 1420 Fifth Avenue, 22nd Floor, Seattle, Washington 98101.

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

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Jenifer Osterwalder	0	0	1

Alexander Khersonski	0	0	1

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2008	$125,000	-	-	-	-	-	-	$125,000

Chief Executive Officer	2009	$125,000	-	-	-	-	-	-	*$125,000

* Due to lack of funds, Ms. Osterwalder agreed to forgo a substantial portion of her salary in 2009.

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

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2009.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2009:

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the fiscal year ended December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	304	$1,110.00	3,697
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 46,735 shares of common stock currently outstanding (reflects a 1500 for 1 common stock dividend of our common shares that occurred for shareholders of record as of July 6, 2009) and there are no additional shares potentially acquirable within sixty days. The address of each person listed is care of FUSA Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	3,934	8.4%

Tommy Jo St. John (2)	4,292	9.2%

Alexander Khersonski (3)	67	0.1%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	8,293	17.7%

(1)	Consists of stock options to acquire up to 3,334 shares of common stock, none of which are presently exercisable and 600 shares of common stock directly owned.

(2)	Consists of 4,292 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 67 shares of common stock, none of which are presently exercisable.

(3)	Adjusted for our 1500 to 1 reverse stock split for shareholders of record as of July 6, 209.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2009, in lieu of paying our former Chief Technology Officer, Tommy Jo St. John, his earned compensation of $13,504 directly, we paid it instead to a consulting company owned by Mr. St John. This amount relates principally to Mr. St John’s efforts, through December 31, 2009, in furthering the development of our audio and video search engine technology.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2009	2008
Audit fees	$6,250	$6,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,250	$6,000

All audit fees are approved by our board of directors.  Moore & Associates, Chartered (“Moore”) were our principal accountants for the fiscal year ended December 31, 2008 and until August  9, 2009.  Seale and Beers, CPAs were our independent accountants from August 9, 2009 until September 22, 2009.  Maddox Silberstein and Ungar PLLC have been our independent auditors since September 22, 2009 and are now known as Silberstein Ungar PLLC.  We were billed $4,750 by Silberstein and Ungar and $1,500 by Seale and Beers and nothing by Moore in 2009.

Audit Fees

Audit fees billed for professional services rendered by Moore & Associates , during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $0 and $6,000, respectively.

Audit fees billed for professional services rendered by Seale and Beers, CPAs , during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $1,500 and $0, respectively.

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $4,750 and $0, respectively

Audit-Related Fees

Audit-related fees billed by Moore & Associates during the fiscal year ended December 31, 2008 and December 31, 2009, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Audit-related fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2008 and December 31, 2009, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Audit-related fees billed by Silberstein Ungar PLLC during the fiscal year ended December 31, 2008 and December 31, 2009, respectively, for assurance and related services and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by Moore & Associates during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

Tax fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

Tax fees billed by Silberstein Ungar PLLC during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, respectively, for tax compliance, tax advice and tax planning services totaled approximately $0 and $0, respectively.

All Other Fees

There were no fees billed by Moore & Associates during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, for services rendered other than the amounts set forth above.

There were no fees billed by Seale and Beers, CPAs during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, for services rendered other than the amounts set forth above.

There were no fees billed by Silberstein and Ungar, PLLC during the fiscal year ended December 31, 2009 and the twelve months ended December 31, 2008, for services rendered other than the amounts set forth above.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

2.1
Plan and Agreement of Reorganization by and between FUSA Capital Corporation and FUSA Technology Investment Corporation, dated March 7, 2005, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 8, 2005.

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.1	Technology License Agreement between the registrant and Minerva Technologies, Ltd. Dated August 23, 2007 and incorporated by reference to Exhibit 10.1to Form 8K filed on August 23, 2007.

10.2	2005 Stock Option Plan, dated April 18, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed April 19, 2005.
10.3	Consulting Agreement with Brass Consulting Ltd., dated December 1, 2008.
10.2	Convertible Promissory Note for $50,000 dated April 11, 2009 issued to FSAC Investment Partners.

31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2010. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2010. FILED HEREWITH

32.1
Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2010. FILED HEREWITH.

32.2
Certification of FUSA Capital Corporation Chief Financial Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2010. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	FUSA CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer & Principal Financial Officer