Form 10-Q
period 2010-03-31
FUSA CAPITAL CORP
filed 2010-05-17
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there are issued and outstanding only common equity shares in the amount of 47,623 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	InInterim Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	F-1

	Interim Consolidated Statements of Operations for the three months ended March 31, 2010 and March 31, 2009 and cumulative from inception on February 9, 2005 through March 31, 2010 (unaudited)	F-2

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through March 31, 2010 (unaudited)	F-3

	Interim Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and March 31, 2009 and cumulative from inception on February 9, 2005 through March 31, 2010 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5

Item 2.	Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures about market risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders.	12

Item 5.	Other Information	12

Item 6.	Exhibits & Signature	13

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

FUSA CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2010

FUSA CAPITAL CORP.
(AN DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Current assets
Cash and cash equivalents	$4,659	$6,098
Total Current Assets	4,659	6,098

Total Assets	$4,659	$6,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$15,457	$8,409
Accrued expenses	9,431	6,681
Due to related parties	-	-
Note payable	50,000	50,000
Total Liabilities	74,888	65,090

Stockholders’ deficit
Common stock, par value $0.000, 333,333 shares authorized, 47,623 shares issued and outstanding	5	5
Additional paid-in capital	5,557,987	5,557,987
Deficit accumulated during the development stage	(5,628,221)	(5,616,984)
Total Stockholders’ Deficit	(70,229)	(58,992)

Total Liabilities and Stockholders' Deficit	$4,659	$6,098

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2010
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009 (Restated)	Period from August 25, 2003 (Inception) To March 31, 2010

REVENUES	$287	$7,813	$119,058

OPERATING EXPENSES
Selling, general and administrative	4,033	15,289	2,481,721
Wages and benefits	-	10,091	756,845
Legal fees	6,241	3,600	285,324
Research and development	-	-	1,961,563
Beneficial conversion expense	-	-	230,900
Depreciation	-	-	21,150
TOTAL OPERATING EXPENSES	10,274	28,980	5,737,503

LOSS FROM OPERATIONS	(9,987)	(21,167)	(5,618,445)

OTHER INCOME (EXPENSE)	(1,250)	-	(9,776)

LOSS BEFORE INCOME TAXES	(11,237)	(21,167)	(5,628,221)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(11,237)	$(21,167)	$(5,628,221)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.24)	$(.45)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, restated for 1,500:1 reverse split	46,631	46,631

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF MARCH 31, 2010
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Paid in Capital	Stage	(Deficit)

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$(5,252,623)	$4,369

Correction of an accounting error				5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299,999	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000		1,000
Reverse stock split 1,500:1, fractional shares issued	859	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	(5,616,984)	(58,992)
Net loss for the period ended March 31, 2010	-	-	-	(11,237)	(77,998)

Balance, March 31, 2010	47,623	$5	$5,557,987	$(5,628,221)	$(136,990)

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS  ENDED MARCH 31, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO MARCH 31, 2010
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009 (Restated)		Period from August 25, 2003 (Inception) to March 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(11,237)		$(21,167)	$(5,628,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-		-	21,150
Common stock issued for compensation	-		-	2,129,250
Common stock issued for services	-		-	47,000
Stock options issued for services	-		-	55,669
Beneficial conversion feature on warrant issue	-		-	230,900
Loss on disposal of property and equipment	-		-	5,879
Property and equipment traded for services	-		-	24,805
(Increase) decrease in accounts receivable	-		280	-
Increase (decrease) in accounts payable & accrued expenses	9,798		(1,068)	14,209
Cash flows used in operating activities	(1,439)		(21,955)	(3,099,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-		-	(51,327)
Proceeds on disposal of capital assets				494
Cash flows used in investing activities	-		-	(50,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company			-	184
Proceeds from note payable	-		50,000	50,000
Proceeds from issuance of common stock	-		-	2,212,000
Offering costs from issuance of common stock	-		-	(4,000)
Net advances	-		-	896,667
Cash flows provided by financing activities	-		50,000	3,154,851

NET INCREASE (DECREASE) IN CASH	(1,439)		28,045	4,659
Cash, beginning of the period	6,098		25,866	-
Cash, end of the period	$4,659		$53,911	$4,659
Cash summary
Cash	$4,659		$42,411	$4,659
Restricted cash	-		11,500	-
	$4,659		$53,911	$4,659
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization of the Company on March 7, 2005	$-	$		$101,956
Shares issued to settle debt	$-		$-	$1,000

The accompanying notes are an integral part of these financial statements.

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF REPORTING

The accompanying unaudited interim financial statements have been prepared by FUSA Capital Corporation ( the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not indicative of the results that may be expected for the full year.

Galaxy Championship Wrestling Inc., a development stage company was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to Fusa Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of Fusa Technology Investments, Inc. a development stage Nevada Corporation, formed on February 9, 2005 under the laws of the State of Nevada.  For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired Company were carried forward.

The Company is in the business of developing internet search engine technology.  It has limited revenue and in accordance with SFAS # 7 (ASC 915-10), is considered to be in the development stage

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured

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

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and development costs
Pursuant to SFAS No. 2 (ASC 730-10), “Accounting for Research and Development Costs”, our research and development costs which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of March 31, 2010.  The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of March 31, 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2010, in lieu of paying its technology officer his earned compensation directly of $ nil, (2009-$8,001) it paid it to a consulting company owned by the Officer.  This amount relates principally to his efforts in furthering the development of the Company’s video and audio search enging technology.

NOTE 4 – NOTE PAYABLE

The convertible promissory note payable bears interest at 10% per annum and was due December 31, 2009.  At the option of the note holder, the promissory note payable balance outstanding with any accrued interest, may be converted into common shares of the Company.  The number of shares issued will be calculated at a per share conversion price of $.005

The promissory note holder converted accrued interest of $1,000 on the note into 200,000 (133 post-reverse split) common shares of the Company in July 2009 and has agreed to extend the due date of the promissory note payable to April 30, 2010.

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	March 31, 2010	March 31 2009
Refundable Federal income tax attributable to:
Current operations	$3,800	$7,200
Less: valuation allowance	(3,800)	(7,200)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,913,600
Less: valuation allowance	(1,913,600)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate revenues, and has incurred a significant operating loss as of March 31, 2010.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

NOTE 7 – CORRECTION OF ERRORS AND RESTATEMENTS

The Company restated its balance sheet and statement of operations at December 31, 2008 to correct errors in its accounting. Property and equipment were disposed of with a net book value of $8,824. Correspondingly, depreciation expense was reduced by $7,089. In addition, accrued liabilities in the amount of $15,913 were reversed. Also, an expense paid in 2008 in the amount of $59,004 related to a prior period. The net effect of these adjustments was to increase the December 31, 2007 accumulated deficit by $59,004 and reduce the net loss for the year by $66,092.

The December 31, 2008 balance sheet has been restated to correct the property and equipment, accounts payable and accrued expenses, and stockholders’deficit.

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 – CORRECTION OF ERRORS AND RESTATEMENTS (continued)

The December 31, 2008 statement of operations has been restated to reflect the changes in expenses.

The March 31, 2009 statement of operations has been restated to reflect the reduction of depreciation expense in the amount of $1,629.

The following are the before and after balances as restated:

Balance Sheet	Year Ended December 31, 2008
Property and Equipment, net of depreciation
Before	$8,824
After	$0
Current Liabilities
Before	$154,250
After	$138,337
Stockholders’ Equity
Before	$(141,719)
After	$(134,630)

Statement of Operations
Operating Expenses
Before	$2,756,922
After	$2,733,620
Other Income (Expense)
Before	$0
After	$(16,214)
Income (Loss) from Operations
Before	$(2,756,922)
After	$(2,690,830)
Net Income (Loss)
Before	$(2,756,922)
After	$(2,690,830)

Three Months Ended March 31, 2009
Statement of Operations
Operating Expenses
Before	$30,609
After	$28,980
Income (Loss) from Operations
Before	$(22,796)
After	$(21,167)
Net Income (Loss)
Before	$(22,796)
After	$(21,167)

FUSA CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2010, the Company generated $119,058 in revenues and posted a net loss of $5,628,221 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

The Company had its independent auditors re-audit its December 31, 2008 financial statements and the Company restated its financial statements for the period ending March 31, 2008 in its 10K for the period ended December 31, 2009.

Cash and Working Capital

The Company's cash balance as of March 31, 2010 was $4,659, as compared to the cash balance of $6,098 as of December 31, 2009.

Three Month Period Ending March 31, 2010 and March 31, 2009 and from Inception to March 31, 2010

Operating expenses for the three month period ended March 31, 2010 totaled $10,274, for the three month period ended March 31, 2009 $28,890 and from inception to the period ended March 31, 2010 totaled $5,737,503. The company experienced a net loss of $11,237, $21,167and $5,628,221 for the three month period ended March 31, 2010, March 31, 2009 and from inception to period ended March 31, 2010, respectively, against $287 in revenues from operations for the three month period ending March 31, 2010, $7,813 for the three month period ended March 31, 2009 and $119,058 in revenue from the period since inception. The major expenses during this three month period were for general and administrative expenses, legal and accounting fees.

Revenues decreased during the period as compared with comparable periods in 2009.  We believe this was due to a lack of funds to pay for marketing to support traffic to our Internet websites.  Less traffic leads to less revenue from advertising on our sites.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.24 for the three month period ended March 31, 2010, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009.

Liquidity and Capital Resources

For the three month period ended March 31, 2010, net cash used in operating activities, consisting mostly of loss from operations was $1,439. For the period from inception to March 31, 2010, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $3,099,359.

For the period from inception to March 31, 2010, net cash resulting from financing activities was in the amount of $3,154,851.  There were no financings during the period.

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

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. Our independent auditors have made reference to the substantial doubt about our ability to continue as a going concern in their report of independent registered public accounting firm on our audited financial statements for the year ended December 31, 2009. Our continuation is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2010 and March 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the  participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2009.  Accordingly,  we concluded that our disclosure  controls and procedures were not effective as of December 31, 2009.

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

The material  weakness  identified  in our annual  report on Form 10-K for the year  ended  December  31,  2009 was  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

None.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSA Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: May 17, 2010