Form 10-Q
period 2010-06-30
SPECTRAL CAPITAL Corp
filed 2010-08-20
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-50274

Spectral Capital Corporation
(Exact name of Registrant as specified in its charter)

Nevada	510520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Fifth Avenue, Suite 4200, Seattle, WA	98104
(Address of principal executive offices)	(Zip/Postal Code)

(206) 274-5107
(Telephone Number)

FUSA Capital Corporation
(Former name or former address if changed since last report)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [X] No

As of August 18, 2010 there are issued and outstanding only common equity shares in the amount of 100,057,623 shares, par value $0.0001, of which there is only a single class.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	5

	Interim Consolidated Statements of Operations for the six months ended June 30, 2010 and June 30, 2009 and cumulative from inception on February 9, 2005 through June 30, 2010 (unaudited)	6

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through June 30, 2010 (unaudited)	7

	Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009 and cumulative from inception on February 9, 2005 through June 30, 2010 (unaudited)	8

	Notes to Financial Statements (unaudited)	9

Item 2.	Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures about market risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders.	22

Item 5.	Other Information	22

Item 6.	Exhibits & Signature	23

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

Spectral Capital Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

SPECTRAL CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2010

SPECTRAL CAPITAL CORP.
(AN DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 2010 AND DECEMBER 31, 2009

	June 30, 2010, (unaudited)	December 31, 2009 (audited)
ASSETS
Current assets
Cash and cash equivalents	$3,967	$6,098
Total Current Assets	3,967	6,098

Total Assets	$3,967	$6,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$32,377	$8,409
Accrued expenses	6,681	6,681
Due to related parties	-	-
Note payable	50,000	50,000
Total Liabilities	89,058	65,090

Stockholders’ equity (deficit)
Common stock, par value $0.0001, 333,333 shares authorized, 47,623 shares issued and outstanding	5	5
Additional paid-in capital	5,557,987	5,557,987
Deficit accumulated during the development stage	-5,643,083	-5,616,984
Total Stockholders’ Equity (Deficit)	-85,091	-58,992

Total Liabilities and Stockholders' Equity (Deficit)	$3,967	$6,098

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2010
(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009 (Restated)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009 (Restated)	Period from August 25, 2003 (Inception) To June 30, 2010
REVENUES	$-	$1,739	$287	$9,552	$119,058

OPERATING EXPENSES
Selling, general and administrative	8,612	15,895	12,645	31,184	2,490,333
Wages and benefits	-	9,999	-	20,090	756,845
Legal fees	5,000	12,333	11,241	15,933	290,324
Research and development	-	-	-	-	1,961,563
Beneficial conversion expense	-	-	-	-	230,900
Depreciation	-	-	-	-	21,150
TOTAL OPERATING EXPENSES	13,612	38,227	23,886	67,207	5,751,115

LOSS FROM OPERATIONS	-13,612	-36,488	-23,599	-57,655	-5,632,057

OTHER INCOME (EXPENSE)	-1,250	-1,618	-2,500	-1,618	-11,026

LOSS BEFORE INCOME TAXES	-14,862	-38,106	-26,099	-59,273	-5,643,083

PROVISION FOR INCOME TAXES	-		-		-
NET LOSS	$-14,862	$-38,106	$26,099)	$-59,273	$-5,643,083

NET LOSS PER SHARE: BASIC AND DILUTED	$-0.32	$-0.82	$-0.56	$-1.27

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, restated for 1,500:1 reverse split	46,631	46,631	46,631	46,631

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
AS OF JUNE 30, 2010
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-5,252,623	$4,369

Correction of an accounting error				5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-5,246,676	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299,999	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	-292,310	-292,310

Balance, December 31, 2008	46,631	5	5,556,987	-5,538,986	18,006

Conversion of debt to common stock	133	-	1,000		1,000

Reverse stock split 1,500:1, fractional shares issued	859	-	-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-77,998	-77,998

Balance, December 31, 2009	47,623	5	5,557,987	-5,616,984	-58,992

Net loss for the period ended June 30, 2010	-	-	-	-26,099	-26,099

Balance, June 30, 2010	47,623	$5	$5,557,987	$-5,643,083	$-85,091

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS  ENDED JUNE 30, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO JUNE 30, 2010
(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009 (Restated)	Period from August 25, 2003 (Inception) to June 30, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$-26,099	$-59,273	$-5,643,083
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	21,150
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in accounts receivable	-	280	-
(Increase) decrease in prepaid expenses	-	500	-
Increase (decrease) in accounts payable & accrued expenses	23,968	-4,131	28,379
Cash flows used in operating activities	-2,131	-62,624	-3,100,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	-51,327
Proceeds on disposal of capital assets			494
Cash flows used in investing activities	-	-	-50,833

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	50,000	50,000
Proceeds from issuance of common stock	-	-	2,212,000
Offering costs from issuance of common stock	-	-	-4,000
Net advances	-	-	896,667
Cash flows provided by financing activities	-	50,000	3,154,851

NET INCREASE (DECREASE) IN CASH	-2,131	-12,624	3,967
Cash, beginning of the period	6,098	25,866	-
Cash, end of the period	$3,967	$13,242	$3,967

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Shares issued to settle debt	$-	$-	$1,000

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1- NATURE OF OPERATIONS AND BASIS OF REPORTING

The accompanying unaudited interim financial statements have been prepared by Spectral Capital Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009.

The results of operations for the six months ended June 30, 2010 are not indicative of the results that may be expected for the full year.

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

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Stock-Based Compensation
The Company did not issue any stock-based payments to its employees in 2010, 2009 or 2008. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended December 31, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of June 30, 2010, management evaluated subsequent events through August 18, 2010, the date that such financial statements were issued.

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Research and development costs
Pursuant to SFAS No. 2 (ASC 730-10), “Accounting for Research and Development Costs”, our research and development costs which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of June 30, 2010.

The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of June 30, 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2010, in lieu of paying its technology officer his earned compensation directly of $ nil, (2009-$ 8,001) it paid it to a consulting company owned by the Officer.  This amount relates principally to his efforts in furthering the development of the Company’s video and audio search enging technology.

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

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	June 30, 2010	June 30, 2009
Refundable Federal income tax attributable to:
Current operations	$8,875	$20,150
Less: valuation allowance	-8,875	-20,150
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,918,650
Less: valuation allowance	-1,918,650
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate revenues, and has incurred a significant operating loss as of June 30, 2010.

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

The December 31, 2008 balance sheet was restated to correct the property and equipment, accounts payable and accrued expenses, and stockholders’equity (deficit).  The December 31, 2008 statement of operations was restated to reflect the changes in expenses.

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – CORRECTION OF ERRORS AND RESTATEMENTS (continued)

The June 30, 2009 statement of operations has been restated to reflect the reduction of depreciation expense in the amount of $ 1,629.

The following are the before and after balances as restated for the year ended December 31, 2008:

Balance Sheet
Property and Equipment, net of depreciation
Before	$8,824
After	$0
Current Liabilities
Before	$154,250
After	$138,337
Stockholders’ Equity
Before	$(141,719)
After	(134,630)

Statement of Operations
Operating Expenses
Before	$2,756,922
After	$2,733,620
Other Income (Expense0
Before	$0
After	$(16,214)
Income (Loss) from Operations
Before	$(2,756,922)
After	$(2,690,830)
Net Income (Loss)
Before	$(2,756,922)
After	$(2,690,830)

SPECTRAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to year end, the Company converted accounts payable to related parties of $10,000 into 10,000 common shares of the company.
On July 27, 2010, our shareholders voted to change our name to Spectral Capital Corporation and to increase number of shares of our authorized common stock from 333,333, par value $0.0001 to 500,000,000, par value $0.0001.

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management.  Under the terms of the financing, for aggregate consideration of  $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share.  Under the terms of the agreements, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 12 months or the warrants will be cancelled and the 50,000,000 common shares would subject to repurchase by the company at $0.001 per share.  50,000,000 shares represents approximately 49.9% of our current issued and outstanding shares.  Spectral may rescind the agreement in the event that a subsequently appointed independent director of the Company fails to ratify the transaction or the Company fails to obtain an opinion of fairness from an independent, third party valuation expert within 90 days.

Pursuant to a notice of conversion by holders of our April 2009 promissory notes, we converted the outstanding of interest and principal under the notes, which was in excess of $50,000, for a settled amount of $50,000.  Under the terms of the April 2009 note, we are required to convert these shares at the current financing price of $0.001 per share.  Therefore, on August 18, 2010 we issued 50,000,000 shares to various holders of the April 2009 promissory notes, which represents 49.9% of our current issued and outstanding shares.

The Company has analyzed its operations subsequent to June 30, 2010 through August 18, 2010, the date these financial statements were issued and has determined that it has no other material subsequent events to disclose.

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

OVERVIEW

We are a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies. Our objective is to maintain the media search engine properties and technologies we currently have and to eventually enhance and grow those properties and technologies. We currently operate the website newstowatch.com.  Newstowatch.com is a breaking news discovery service that programatically reads thousands of current news stories and intelligently categorizes, organizes and ranks the most popular stories and topics from around the web.   We also operate the consumer media search websites searchforvideo.com, podanza.com and iheard.com.  We hope to be able to maintain our existing suite of on-line properties and technologies through the current challenging financial environment and to eventually be able to expand and grow our web properties and technologies in the future. In August, 2010, our management decided to expand our business focus beyond the scope of the current search engine offerings we have.  Toward that end, we changed our name to Spectral Capital Corporation and our management has been actively seeking out new business partners and new technologies that are either complimentary to the existing Spectral internet properties or that offer any opportunity for the company to expand into a different field or fields.  As the currently operated web technologies have never produced sufficient revenue to cover our operating expenses, our management feels that expanding the current scope of our corporate activities is critical to our future.

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

On July 27, 2010, our shareholders voted to change our name to Spectral Capital Corporation and to increase number of shares of our authorized common stock from 333,333, par value $0.0001 to 500,000,000, par value $0.0001.

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management.  Under the terms of the financing, for aggregate consideration of  $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share.  Under the terms of the agreements, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 12 months or the warrants will be cancelled and the 50,000,000 common shares would subject to repurchase by the company at $0.001 per share.  50,000,000 shares represents approximately 49.9% of our current issued and outstanding shares.  Spectral may rescind the agreement in the event that a subsequently appointed independent director of the Company fails to ratify the transaction or the Company fails to obtain an opinion of fairness from an independent, third party valuation expert within 90 days.

Pursuant to a notice of conversion by holders of our April 2009 promissory notes, we converted the outstanding of interest and principal under the notes, which was in excess of $50,000, for a settled amount of $50,000.  Under the terms of the April 2009 note, we are required to convert these shares at the current financing price of $0.001 per share.  Therefore, on August 18, 2010 we issued 50,000,000 shares to various holders of the April 2009 promissory notes, which represents 49.9% of our current issued and outstanding shares.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 274-5107.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2010, the Company generated $119,058 in revenues and posted a net loss of $5,643,083 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

The Company had its independent auditors re-audit its December 31, 2008 financial statements and the Company restated its financial statements for the period ending March 31, 2008 in its 10K for the period ended December 31, 2009.

Cash and Working Capital

The Company's cash balance as of June 30, 2010 was $3,967, as compared to the cash balance of $6,098 as of December 31, 2009.

Three Month Period Ending June 30, 2010 and June 30, 2009 and from Inception to June 30, 2010

Operating expenses for the six month period ended June 30, 2010 totaled $13,612, for the six month period ended June 30, 2009 $28,890 and from inception to the period ended June 30, 2010 totaled $5,737,503. The company experienced a net loss of $38,106 $59,273 and $5,643,083 for the six month period ended June 30, 2010, June 30, 2009 and from inception to period ended June 30, 2010, respectively, against $287 in revenues from operations for the six month period ending June 30, 2010, $9,552 for the six month period ended June 30, 2009 and $119,058 in revenue from the period since inception. The major expenses during this six month period were for general and administrative expenses, legal and accounting fees.

Revenues decreased during the period as compared with comparable periods in 2009.  We believe this was due to a lack of funds to pay for marketing to support traffic to our Internet websites.  Less traffic leads to less revenue from advertising on our sites.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.32 for the three month period ended June 30, 2010 and $0.56 for the six month period ended June 30, 2010, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009.

Liquidity and Capital Resources

For the six month period ended June 30, 2010, net cash used in operating activities, consisting mostly of loss from operations was $26,099. For the period from inception to June 30, 2010, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $3,100,051.

For the period from inception to June 30, 2010, net cash resulting from financing activities was in the amount of $3,154,851.  There were no financings during the period.

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

We also anticipate spending very little on operations and salaries and costs related to marketing and no money related to research and development over the course of the next twelve months now that principal development on our consumer portals has been completed and we lack the resources to improve or promote our properties . We anticipate our largest expenses will be hosting, administrative, legal and accounting expenses, and the salary of our chief executive officer, Jenifer Osterwalder.  We are currently unable to pay the salary of our chief executive officer, who has nevertheless continued to serve in that capacity.

We have recently received $50,000 in financing proceeds that are allowing us to continue to operate.  In August, 2010, our management decided to expand our business focus beyond the scope of the current search engine offerings we have.  Toward that end, we changed our name to Spectral Capital Corporation and our management has been actively seeking out new business partners and new technologies that are either complimentary to the existing Spectral internet properties or that offer any opportunity for the company to expand into a different field or fields.  As the currently operated web technologies have never produced sufficient revenue to cover our operating expenses, our management feels that expanding the current scope of our corporate activities is critical to our future.  We can have no assurance that these expansion activities will be successful or that we will be able to find any complimentary technology or any business opportunity that we will have the financial and management resources to pursue.

Our twelve-month plan requires us to accomplish the following steps:

•	Minimizing the deterioration of user traffic on our websites;

•	Raise additional funds in order to promote and improve our sites;

•	Compile usage statistics for our websites;

•	Develop rapport with likely strategic partners ; and

•	Seek out additional partners and business opportunities that will help us to increase revenues or build assets.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2010 and June 30, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We have had a dispute with various noteholders of our April 2009 promissory note.  On August 18, 2010, we resolved this dispute and the note holders elected to convert their note into our common stock, thus resolving the dispute.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management.  Under the terms of the financing, for aggregate consideration of  $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share.  Under the terms of the agreements, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 12 months or the warrants will be cancelled and the 50,000,000 common shares would subject to repurchase by the company at $0.001 per share.  50,000,000 shares represents approximately 49.9% of our current issued and outstanding shares.  Spectral may rescind the agreement in the event that a subsequently appointed independent director of the Company fails to ratify the transaction or the Company fails to obtain an opinion of fairness from an independent, third party valuation expert within 90 days.

Pursuant to a notice of conversion by holders of our April 2009 promissory notes, we converted the outstanding of interest and principal under the notes, which was in excess of $50,000, for a settled amount of $50,000.  Under the terms of the April 2009 note, we are required to convert these shares at the current financing price of $0.001 per share.  Therefore, on August 18, 2010 we issued 50,000,000 shares to various holders of the April 2009 promissory notes, which represents 49.9% of our current issued and outstanding shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On July 27, 2010, our shareholders voted to change our name to Spectral Capital Corporation and to increase number of shares of our authorized common stock from 333,333, par value $0.0001 to 500,000,000, par value $0.0001.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Common Stock and Warrant Purchase Agreement between the Registrant and Trafalgar Wealth Management Ltd. dated August 18, 2010

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: August 20, 2010