Form 10-Q
period 2010-09-30
SPECTRAL CAPITAL Corp
filed 2010-11-22
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010 there are issued and outstanding only common equity shares in the amount of 100,207,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	F-1

	Interim Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-2

Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 and cumulative from inception on February 9, 2005 through September 30, 2010 (unaudited)
		F-3

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through June 30, 2010 (unaudited)	F-4

Interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009 and cumulative from inception on February 9, 2005 through September 30, 2010 (unaudited)
		F-5

	Notes to Financial Statements (unaudited)	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about market risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders.	12

Item 5.	Other Information	12

Item 6.	Exhibits & Signature	13

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

SPECTRAL CAPITAL CORPORATION

(Formerly FUSA CAPITAL CORP.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

SPECTRAL CAPITAL CORPORATION
(Formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$6,448	$6,098
Total Current Assets	6,448	6,098

Total Assets	$6,448	$6,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$22,341	$8,409
Accrued expenses	5,397	6,681
Due to related parties	-	-
Note payable	-	50,000
Total Liabilities	27,738	65,090

Stockholders’ equity (deficit)
Common stock, par value $0.000, 500,000,000 shares authorized, 100,057,623 and 47,623 shares issued and outstanding, respectively	100,015	5
Additional paid-in capital	5,574,158	5,557,987
Deficit accumulated during the development stage	(5,695,463)	(5,616,984)
Total Stockholders’ Equity (Deficit)	(21,290)	(58,992)

Total Liabilities and Stockholders' Equity (Deficit)	$6,448	$6,098

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (Formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2010
(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009 (Restated)		Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009 (Restated)	Period from August 25, 2003 (Inception) To September 30, 2010

REVENUES	$60		$7,718	$347	$17,270	$119,118

OPERATING EXPENSES
Selling, general and administrative	8,815		12,722	21,459	43,906	2,499,148
Wages and benefits	45,000		-	45,000	20,090	801,845
Legal fees	-		1,550	11,241	17,483	290,324
Research and development	-		118	-	118	1,961,563
Beneficial conversion expense	-		-	-	-	230,900
Depreciation	-		-	-	-	21,150
TOTAL OPERATING EXPENSES	53,815		14,390	77,700	81,597	5,804,930

LOSS FROM OPERATIONS	(53,755)		(6,672)	(77,353)	(64,327)	(5,685,812)

OTHER INCOME (EXPENSE)	1,375		(761)	(1,126)	(2,380)	(9,651)

LOSS BEFORE INCOME TAXES	(52,380)		(7,433)	(78,479)	(66,707)	(5,695,463)

PROVISION FOR INCOME TAXES	-		-	-	-	-

NET LOSS	$(52,380)	$	(7,433)	$(78,479)	$(66,707)	$(5,695,463)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)		$(0.16)	$(.00)	$(1.43)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED, restated for 1,500:1 reverse split	83,390,956		46,631	27,828,734	46,631

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (Formerly FUSA CAPITAL CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
AS OF SEPTEMBER 30, 2010
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Paid in Capital	Stage	(Deficit)

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$(5,252,623)	$4,369
Correction of an accounting error				5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	(5,246,676)	10,316
Issuance of common stock for cash @ $0.04 per share	5,000	1	299,999	-	300,000
Net loss for the year ended December 31, 2008	-	-	-	(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	(5,538,986)	18,006
Conversion of debt to common stock	133	-	1,000		1,000
Reverse stock split 1,500:1, fractional shares issued	859	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	(5,616,984)	(58,992)
Conversion of debt to common stock	10,000	10	9,990		10,000
Issuance of common stock for cash @ $0.001	50,000,000	50,000	-	-	50,000
Conversion of debt to common stock	50,000,000	50,000	6,181		56,181
Net loss for the period ended September 30, 2010	-	-	-	(78,479)	(78,479)

Balance, September 30, 2010	100,057,623	$100,015	$5,574,158	$(5,695,463)	$(21,290)

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(Formerly FUSA CAPITAL CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM AUGUST 25, 2003 (INCEPTION) TO SEPTEMBER 30, 2010
(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009 (Restated)	Period from August 25, 2003 (Inception) to September 30, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(78,479)	$(66,707)	$(5,695,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	21,150
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	55,669
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in accounts receivable	-	280	-
(Increase) decrease in prepaid expenses	-	(627)	-
Increase (decrease) in accounts payable & accrued expenses	28,829	(1,611)	33,240
Cash flows used in operating activities	(49,650)	(68,665)	(3,147,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(51,327)
Proceeds on disposal of capital assets	-	-	494
Cash flows used in investing activities	-	-	(50,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	50,000	50,000
Proceeds from issuance of common stock	50,000	-	2,262,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	50,000	50,000	3,204,851

NET INCREASE (DECREASE) IN CASH	350	(18,665)	6,448
Cash, beginning of the period	6,098	25,866	-
Cash, end of the period	$6,448	$7,201	$6,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Shares issued to settle debt	$66,181	$-	$67,181

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
 (Formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF REPORTING

The accompanying unaudited interim financial statements have been prepared by Spectral Capital Corporation (“Spectral” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009.

The results of operations for the nine months ended September 30, 2010 are not indicative of the results that may be expected for the full year.

Galaxy Championship Wrestling Inc. is a development stage company that was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to FUSA Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of Fusa Technology Investments, Inc. a development stage Nevada Corporation, formed on February 9, 2005 under the laws of the State of Nevada.  For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired Company were carried forward.

On July 27, 2010, the Company changed its name to Spectral Capital Corporation.

The Company has been in the business of developing internet search engine technology and is currently trying to expand its business operations.  It has limited revenue and in accordance with SFAS # 7 (ASC 915-10), is considered to be in the development stage

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SPECTRAL CAPITAL CORPORATION
 (Formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended December 31, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of September 30, 2010, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

SPECTRAL CAPITAL CORPORATION
 (Formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Research and development costs
Pursuant to SFAS No. 2 (ASC 730-10), “Accounting for Research and Development Costs”, our research and development costs which relate to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of September 30, 2010.  The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment.

Foreign currency transactions

The business of the Company from Canada involves incurring a substantial number of operational transactions in Canada for which it transacts payments in Canadian currency through a bank account maintained for that purpose. Included in such transactions are payments for salaries, rent, consulting and many other expenses. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of September 30, 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2010, in lieu of paying its technology officer his earned compensation directly of $nil, (2009-$ 8,001) it paid it to a consulting company owned by the Officer.  This amount relates principally to his efforts in furthering the development of the Company’s video and audio search engine technology.

The convertible promissory note payable bears interest at 10% per annum and was due December 31, 2009.  At the option of the note holder, the promissory note payable balance outstanding with any accrued interest, may be converted into common shares of the Company.  The number of shares issued will be calculated at a per share conversion price of $.005

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4 – NOTE PAYABLE (Continued)

The promissory note holder converted accrued interest of $1,000 on the note into 200,000 (133 post-reverse split) common shares of the Company in July 2009 and has agreed to extend the due date of the promissory note payable to April 30, 2010.

During the period ended September 30, 2010, the promissory note holder converted the balance of the note payable, plus accrued interest of $6,181 into 50,000,000 common shares of the Company.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2010	September 30, 2009
Federal income tax benefit attributable to:
Current operations	$26,682	$22,680
Less: valuation allowance	(26,682)	(22,680)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,936,457
Less: valuation allowance	(1,936,457)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not begun to generate revenues, and has incurred a significant operating loss as of September 30, 2010.

The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, or the achievement of profitable operations, it would be unlikely for the Company to continue as a going concern.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The September 30, 2009 statement of operations has been restated to reflect the reduction of depreciation expense in the amount of $ 1,629.

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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8- LETTER OF INTENT

On September 15, 2010, Spectral Capital Corporation (the "Company") entered into a Letter of Intent with Gamma Investment Holdings Ltd. regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of Russia.  Under the Letter of Intent, the parties are working toward a definitive agreement that would require the Company to invest a minimum of $35,000,000 into the development of the mineral properties over the next two years plus additional investments as determined by a Joint Venture Board that would be formed under the definitive agreement.  Spectral would also grant a net smelter royalty of 2% on gold and 1% on other minerals extracted from the property to Gamma.  Gamma would also be granted 5,000,000 warrants to purchase Spectral common stock at a per share exercise price of $1.00 for a term of five years.  Spectral currently operates several technology based media properties from which it does not derive sufficient revenue to make any investment, nor does Spectral currently have the cash or assets available to make such an investment.  Spectral would rely on the exercise of options held by its shareholders and other debt or equity financings in order to make the required investment.  There can be no assurance that the transaction will receive regulatory approval, due diligence approval  from either party or will result in a definitive agreement.  Even if a definitive agreement is signed, there can be no assurance that Spectral will be able to provide any of the required financing.    Spectral's current management has virtually no experience in mineral exploration.  While the company believes it can acquire such expertise and hire appropriate personnel, there can be no assurance that this will occur.

NOTE 9 – COMMON STOCK

During the period ended September 30, 2010, the Company changed its authorized share capital from 333,333 common shares, with par value of $.001 and 5,000,000 preferred shares with par value $.001 to 500,000,000 common shares with par value $ .001 and 5,000,000 preferred shares with par value of $.001.

During the period ended September 30, 2010, the Company issued 10,000 shares of common stock to a director of the Company in settlement of $ 10,000 of outstanding debt of the company.

During the period ended September 30, 2010 the Company issued 50,000,000 shares of common stock and issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $ 1.00, for proceeds of $ 50,000.  The purchaser of the common stock and warrants is obligated to exercise at least $ 1,000,000 worth of warrants over the next twelve months or the warrants would be cancelled and the shares of common stock would be repurchased by the company for $0.001.  The purchaser had until November 17, 2010 to rescind the transaction in the event that it can not get a fairness opinion from an independent third party valuation expert.  The rescission did not occur and the rescission option has now expired.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the end of the period, the Company issued 1,000,000 stock options to an officer and director of the Company as compensation. The options are exercisable at $ 1.00 per share of common stock of the company and begin to vest starting October 31, 2011 at the rate of 200,000 options per year.  The Company also adopted a Stock Option and Award Plan which provides for the issuance of up to 10,000,000 shares of common stock of the Company to employees, consultants, directors and advisors.

The Company has analyzed its operations subsequent to September 30, 2010 through November 8, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those disclosed above.

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

OVERVIEW

Spectral Capital is an emerging growth company that has historically operated a portfolio of internet based media search technologies and has recently expanded its focus to include the acquisition and development of mineral properties.

Prior to September, 2010, Spectral had been a development stage technology company focused on the refinement and marketing of a comprehensive suite of media search engine technologies.  Although Spectral still operates these Internet properties, the Company believes that the vast majority of its future financial growth prospects exist within the acquisition and development of mineral properties.  We entered this field because of the intense competition in media search and the difficulty in securing funds to grow our media search business.  As a result, in August 2010, our management decided to expand our business focus beyond the scope of the current search engine offerings we have.  Toward that end, we changed our name to Spectral Capital Corporation and our management has been actively seeking out new business partners and new technologies that are either complimentary to the existing FUSA internet properties or that offer any opportunity for the company to expand into a different field or fields.  As the currently operated web technologies have never produced sufficient revenue to cover our operating expenses, our management feels that expanding the current scope of our corporate activities is critical to our future.  We secured these mineral properties and are currently in the process of financing and developing exploration plans to extract the mineral resources contained in these properties.

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

In September 2010, the Company purchased an interest in mineral properties in the Chita region of the Russian Federation. The Kadara and Kaltagay license is located in the Mogochinsky district of the Chita Region in the Russian Federation. Spectral owns 47% of the License for prospecting, exploration and production of gold and all other metals. The length of the License runs to 31 August 2031. The size of the License is 186 square kilometers or 18,200 hectares. Development and exploration activities are currently being undertaken.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 274-5107.

The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2010, the Company generated $119,118 in revenues and posted a net loss of $5,695,463 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered a development stage company.

The Company had its independent auditors re-audit its December 31, 2008 financial statements and the Company restated its financial statements for the period ending March 31, 2008 in its 10K for the period ended December 31, 2009.

Cash and Working Capital

The Company's cash balance as of September 30, 2010 was $6,448, as compared to the cash balance of $6,098 as of December 31, 2009.

Nine Month Period Ending September 30, 2010 and September 30, 2009 and from Inception to September 30, 2010

Operating expenses for the nine month period ended September 30, 2010 totaled $77,700, for the nine month period ended September 30, 2009 $81,597 and from inception to the period ended September 30, 2010 totaled $5,804,930. The company experienced a net loss of $78,479, $66,707 and $5,695,463 for the nine month period ended September 30, 2010, September 30, 2009 and from inception to period ended September 30, 2010, respectively, against $347 in revenues from operations for the nine month period ending September 30, 2010, $17,270 for the nine month period ended September 30, 2009 and $119,118 in revenue from the period since inception. The major expenses during this nine month period were for wages, general and administrative expenses, legal and accounting fees.

Revenues decreased during the period as compared with comparable periods in 2009.  We believe this was due to a lack of funds to pay for marketing to support traffic to our Internet websites.  Less traffic leads to less revenue from advertising on our sites.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended September 30, 2010 and $0.16 for the three month period ended September 30, 2009, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009.

Liquidity and Capital Resources

For the nine month period ended September 30, 2010, net cash used in operating activities, consisting mostly of loss from operations was $49,650. For the period from inception to September 30, 2010, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $3,147,570.

For the period from inception to September 30, 2010, net cash resulting from financing activities was in the amount of $3,204,851.  We conducted a financing of $50,000 during the period for which we sold common stock and warrants to purchase common stock.

Our capital resources have been limited. We have not yet generated sufficient revenues to cover our expenses, and to date have relied on the sale of equity and related party loans for cash required for our activities. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Future Financings

We anticipate that if we pursue any additional financing, the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued.  These warrants could yield a total of $10,000,000 in financing for the company and the investor is required to exercise at least $1,000,000 in warrants or the Company has the right to repurchase the common stock held by the investor. If we are successful in completing the exercise of the warrants or any other equity financing, existing shareholders will experience dilution of their interest in our company.

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

PLAN OF OPERATION

Over the next six to twelve months we intend to raise and expend significant resources on the development of our mineral properties.  We are in the process of developing a full business plan for the development of these resources over a five year period.  We believe that we will make significant progress in working toward development of the mineral resources during the next six to twelve months.  We intend to maintain our internet search properties at their current levels and functionality and re-evaluate additional investments in them, financing permitting, at the end of six months.

We also anticipate spending significant amounts of money related to development of our mineral properties.  We anticipate our largest expenses will be geological, equipment and surveys, administrative, legal and accounting expenses, and the salary of our chief executive officer, Jenifer Osterwalder.

We have recently received $150,000 in financing proceeds that meeting our current cash needs.

Our twelve-month plan requires us to accomplish the following steps:

☐•	Obtaining substantial financing necessary to develop our mineral properties;

☐•	Securing required environmental and governmental permits to begin exploration on the properties;

☐•	Extensive surveying and sampling to verify the extent of the resource;

☐•	Initial development of the resources as part of a comprehensive five year plan ; and

☐•	Seek out additional partners and business opportunities that will help us to increase revenues or build assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We do undertake mineral development activities in Russia and financial and consultative activities in Europe, which involve transactions in the Ruble and Euro respectively.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2010 and September 30, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management.  Under the terms of the financing, for aggregate consideration of  $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share.  Under the terms of the agreements, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 12 months or the warrants will be cancelled and the 50,000,000 common shares would subject to repurchase by the company at $0.001 per share.  50,000,000 shares represents approximately 49.9% of our current issued and outstanding shares.  Spectral may rescind the agreement in the event that a subsequently appointed independent director of the Company fails to ratify the transaction or the Company fails to obtain an opinion of fairness from an independent, third party valuation expert within 90 days.  Trafalgar exercised $150,000 worth of these warrants and we issued them 150,000 shares of common stock in October 2010.

Pursuant to a notice of conversion by holders of our April 2009 promissory notes, we converted the outstanding of interest and principal under the notes, which were in excess of $50,000, for a settled amount of $50,000.  Under the terms of the April 2009 note, we are required to convert these shares at the current financing price of $0.001 per share.  Therefore, on August 18, 2010 we issued 50,000,000 shares to various holders of the April 2009 promissory notes, which represents 49.9% of our current issued and outstanding shares.

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

FUSA Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Executive Officer
/s/ Stephen Spalding
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: November 19, 2010