Form 10-K
period 2010-12-31
SPECTRAL CAPITAL Corp
filed 2011-02-24
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-50274

Spectral Capital Corporation
(Name of small business issuer in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Fifth Avenue, Suite 4200, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (206) 262-7820

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

    Large accelerated filer  ☐                                          Accelerated filer   ☐
    Non-accelerated filer (Do not check if a smaller reporting company)   ☐   Smaller reporting company   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒
The number of shares of the issuer’s Common Stock outstanding as of February 21, 2011  is 101,207,623.

As at February 21, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity  was approximately $102,625,822.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; (vii) the declaration and/or payment of dividends; and (viii) any statements regarding any reserves, potential reserves, potential mineral yield or extraction costs with respect to our mining properties.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are an exploration stage mineral resources company focused on the  identification, acquisition, development, financing and extraction of mineral resources in regions with a recent history of significant gold production.  We have initially acquired interests in two gold mining properties, one in the Chita Region of Russia and the other in the Bayankol River Region of Kazakhstan.  Although we do not have a historical track record in the development of mineral properties, we have begun to assemble an appropriate  management team that can help us to efficiently exploit these resources and identify other complimentary resources.  We have also engaged industry-leading geological consultants and are in the process of continuing to engage such consultants to help us in the planning and development of these resources.

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

On March 7, 2005 we entered into a certain plan and agreement of reorganization with FUSA Technology Investments Corp. ("FTIC"), a Nevada corporation engaged in the emerging growth field of audio and video search engine technology, whereby we acquired all of the issued and outstanding capital stock of FTIC in addition to obtaining certain intellectual property concepts related to search engine technology as developed by FTIC and its principals. In March of 2005 we also entered into a 3 for one stock dividend payable to our shareholders.

 From April, 2005 until September 2010, we were engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last six months of 2009, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development.  We temporarily ceased operating our Internet properties in December 2010 but have not yet made a final determination regarding the status or disposition of these properties, which we expect to make within the next 90 days.

We had consistently lost money on our on-line consumer media properties due to the expenses involved in hosting, promotion, development and management of those sites.  In an effort to maintain as much traffic as possible on our most popular media site, www.searchforvideo.com, which is also responsible for a large proportion of our expenses, we contracted with Brass Consulting Ltd. to maintain the site in exchange for net revenue produced from the site.  This agreement was cancellable after 30 days notice. We cancelled this agreement in September 2009.   We were not able to operate the site properly internally or through an external provider.

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

In September 2010, the Company purchased an interest in mineral properties in the Chita region of the Russian Federation. The Kadara and Kaltagay license is located in the Mogochinsky district of the Chita Region in the Russian Federation. Initially, we purchased 47% of the License for prospecting, exploration and production of gold and all other metals. The length of the License runs to August 31, 2031. The size of the License is 186 square kilometers or 18,200 hectares. Development and exploration activities are currently being undertaken. In December, 2010, we purchased an additional interest of 5% in this property, bringing our total interest in the property to 52%.

In January, 2011, we purchased a 65% interest in mineral properties in the Bayankol River region of Kazakhstan (“Kazakh”).

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s year end is December 31.

PRINCIPAL PRODUCTS AND SERVICES

We are engaged in the identification, acquisition and development of mineral properties in order to extract gold and other precious metals.  Mineral extraction is a complex business, but the chief economic principal behind businesses within our sector is the ability to extract precious metals from leased properties at a total cost per ounce that is less than the world market price per ounce for the extracted precious metals.  There are a number of factors that contribute to how cost effective mining of precious metals is on any given property.  These include the geological conditions, the quantity of precious metals contained in identified and extracted ores from the property, environmental concerns and regulations, extraction taxes imposed by local authorities, financing and other capital costs, labor costs, the costs of transportation of ore and refining of ore, which can also involve significant capital expenditures in the development of an on-site refining capacity if transportation of ore to an existing refining site is not practicable.  Other costs include security for the mining facility, the costs of management and administration, insurance and extensive advance geological work that must be done to verify the resource and develop an economically efficient extraction plan.

Companies within this sector have a variety of areas of principal competence.  Some companies focus on aggressively pursuing reserves in countries and regions where security, legal transparency, political stability and limited indigenous management resources can provide opportunities to acquire substantial reserves with a minimal initial capital commitment.  These companies then must do the specialized work of lowering the risk profile of an identified resource to the point where it is able to attract development financing at a reasonable cost of capital.   Spectral is this type of company.  Our business differs from those companies whose capital reserves, deep operational expertise, scale, efficiencies and  internal geological expertise allow them to select and develop properties without having to engage in extensive risk mitigation.   These companies tend to operate in areas where there is greater political stability and fewer operational challenges and they can command favorable terms in their negotiation of interest purchases from rights holders.  Because companies like Spectral specialize in developing a property to the extent that risk is mitigated and the property becomes financeable through traditional sources of capital, we tend to operate in higher risk environments.

Our exploration activities are currently conducted in Russia and Kazakhstan.  Mineral interests may be owned by (a) the country, (b) the state or province, or (c) private parties.  We have acquired both our existing mineral property interests from private parties.  Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property.  We have currently acquired our existing properties under definitive financing agreements which spell out the terms and conditions of our acquisition of an interest in the property and joint venture agreements which specify how the mineral extraction on the property is to be conducted.  Our business is to  generally acquire an interest in a  long-term mineral lease under which we acquire the right to explore and develop the property in exchange for minimum financing commitments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production if and when mines on the properties are brought into production.  We have also granted and intend to continue to grant, significant common stock warrant positions to mineral rights holders as a means of securing mineral rights with significant potential while minimizing our capital outlay.

Of course, these mining claims are subject to the same risk of defective title that is common to all real property interests and managing these risks is a significant part of our business. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of many mining claims solely from an examination of the public real estate records, especially when differences in legal systems and languages make such efforts time consuming, expensive and imprecise, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a mineral interest.  Part of our business consists in making sure that all necessary local steps to maintain a particular mineral interest are completed in a timely fashion.

Gold exploration involves two significant stages; identifying, confirming and mapping the resource so as to secure financing and facilitate efficient extraction and the extraction itself.  The exploration normally uses a number of geological techniques, including extensive drilling and chemical assays on ore samples throughout the property to map, indentify and plan the extraction operation together with estimates on extraction and refining costs per ton of ore/ounce of gold as well as a specific plan of how to most efficiently map an extraction plan on the property.

Once gold ore is removed from the property, the gold needs to be extracted from the ore.  Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a carbon-in-leach circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

Gold contained in ores that are not naturally oxidized can be directly milled if the gold is amenable to cyanidation, generally known as free milling sulfide ores. Ores that are not amenable to cyanidation, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher-grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide ores.

Some sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to attach to air bubbles and float to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on a leach pad with naturally occurring bacteria strains, which oxidize the sulfides over a period of time. The ore is then processed through an oxide mill.

Alluvial gold, such as is found in much of our Bayankol River property in Kazakhstan, requires different techniques.  Alluvial gold occurs where a river runs or has previously run through ground which has a high gold content.   The effect of the erosive power of the water in the river is such that the surrounding rock being light (of low density) is carried downstream whilst the gold, being very heavy, resists being moved. Gold has a density of 19.3 grams per cubic centimeter in contrast to the waste rock surrounding the gold , which has a density of 2.7 grams per cubic centimeter.   As the natural alluvial processes concentrate the gold, the soil along the river can be run through a perforated drum called a trommel and the resulting heavier sludge collected on mats called sluice mats. This process requires significant quantities of water, which makes extraction in an area where a river is currently flowing, such as the Bayankol River, more attractive than dry river beds which may not have such a ready source of water.

Concentrators, essentially centrifuges, can also be used to separate alluvial gold from a water and soil mixture.

Once gold on any of our properties is properly refined, it is essentially a commodity sellable at any world gold market at then current gold prices.

OPERATIONS

At present, we are actively engaged in the development of our current properties and the acquisition of additional properties.  Although we are headquartered in Seattle, Washington, due to the proximity of our existing properties to Europe, we have entered into a management agreement with a Swiss corporation to assist us with geological, legal and exploration activities and we maintain an office in Moscow from which we intend to coordinate much of our Russian and Kazakh exploration activities.

RESEARCH AND DEVELOPMENT

We conducted virtually no research and development efforts in 2010, as we had not closed on our Russian property until weather made significant work on the ground challenging and we did not close on our Kazakh property until January, 2011.

During the year ended December 31, 2010 we incurred expenses of $3,861 on our research and development activities.  This was due to our not yet having begun significant development work on our properties prior to the close of the year.   From February 9, 2005 (inception) through the year ended December 31, 2010 we incurred research and development expenses of $1,965,424, almost entirely from the development of our previous technology business. We believe that our research and development expenses will  increase substantially in 2011.   We expect to spend in excess of $10,000,000 in development expenses on our existing mineral properties in 2011, provided we are able to secure the financing to do so.  We have begun these efforts in January from a contracting and geological consultation point of view.  We also intend to begin limited extraction of the alluvial gold in the Kazakh property this year, although we do not yet have the independent geological information that would confirm the extent and location of easily accessible deposits and the costs of small scale extraction.

COMPETITION

Overview

Some of the largest and most technologically sophisticated and financially successful companies in the world compete in the mineral exploration space.   Capital requirements in this space can easily run into the hundreds of millions of dollars and Spectral is in no way able to compete directly against its larger and more well-financed competitors with respect to the acquisition of a property that our larger competitors see as economically viable, strategically appealing and properly developed.  Instead, we tend to compete against much smaller companies, with limited capital resources, who are all looking for mineral exploration projects which require 1-4 years of development and  $2-$30 million dollars in financing in order to attract the interest of a larger, sophisticated mineral exploration corporation.

Therefore, Spectral, like its smaller competitors within this space, can compete only by having a low enough overhead, a flexible enough risk profile, patience, a willingness to secure expensive management and geological resources on a flexible project basis and the utilization of equity based incentives to attract talented personnel who find the risk reward profile of emerging growth companies appealing.

Failure of Competitors

Many of our smaller competitors fail because of political corruption or instability, impairment of their mineral interests, security problems, the failure to secure required development capital, the inability to efficiently develop an appropriate drilling program to verify the prospective resource and the inability to efficiently and cost effectively manage development.

Our Competitive Position

Because we currently have already acquired interests in two significant properties, our competitive position with respect to our existing properties is really relevant to our ability to attract and retain key management personnel.   The same industry-wide resource expansion and record gold prices that drive the financial viability of our mineral properties also drive intense competition for executive talent in the industry.  As a smaller competitor without a track record operating in challenging areas, we will have to offer significant cash and equity incentives to attract talented personnel.  As we have had some limited success to date in attracting officers and board members based on the strength of our properties, we believe that we are reasonably well positioned to compete for these human resources.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, we are not and do not anticipate becoming dependent upon any single or group of major customers. This may, however, change should we develop a relationship with a single firm to develop our mines or to provide joint venture funding and operational expertise to us, but no such relationships exist to date.

REGULATIONS

Government Regulation

Mining operations and exploration activities are subject to various national, state and local laws and regulations in Russia and Kazakhstan, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Our local development partners have obtained or are in the process of obtaining those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Russia and Kazakhstan.  We are not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Mineral assets are often considered strategic assets of national governments and can be subject to eminent domain confiscation provisions in the event that a resource is determined a strategic national resource.   We are subject to these regulations and to changes to these regulations.   We are not currently aware of any risk to our existing properties from these regulations, though such determinations are very difficult to make.

Environmental Regulation

Our gold and silver projects are subject to various federal and state laws and regulations governing protection of the environment.  These laws are continually changing and, in general, are becoming more restrictive.  It is our policy to conduct business in a way that safeguards public health and the environment.  We believe that our operations are and will be conducted in material compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

INTELLECTUAL PROPERTY

Overview

Our intellectual property consists almost exclusively of the geological data regarding our properties and any prospective properties we might be evaluating.  Although we are in the process of applying for trademark approval for our name, we do not believe that our name or brand itself constitute significant intellectual property.  However, as our business becomes more successful, there may come a time in which we might wish to prevent another operator for capitalizing on our reputation or previous successes, at which time trademark protection for our name might be valuable

Nevertheless, we cannot be certain that the precautions we have taken to safeguard pending trademarks and trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

Trademarks

We are in the process of applying for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand name as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2010, our registration is  in the preliminary stages of the application process.

Trade Secrets

Whenever we deem it important for purposes of maintaining the secrecy of information, such as sensitive and valuable drilling data or data on historical mining operations within the regions surrounding our properties, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom may require us to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2010, we had one full-time employees and  seven full-time or part-time consultants.   We intend to significantly expand our staff over the next year and have begun an aggressive campaign to recruit senior, experienced mining professionals to our management team.  We hope to add 3-5 senior executives over the next 12 months.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

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

We have operated continuously at a loss since inception. We expect to experience continuing financial losses until our properties have been in production for some time.   Losses for the year ended December 31, 2010, and losses since inception were approximately $1,449,474 and $7,066,458, respectively.  Most of these losses were as a result of investments in our previous technology businesses and as a result of expenses due to stock-based compensation.  The extent to which we continue to experience losses will depend on a number of factors, including:

●	The timeframe and costs involved in bringing our properties into production;

●	Expenses related to geological surveys and expenses required to provide NI 43-101 compliant surveys;

●	Actual expenses related to the costs of mining, extraction, transportation and security;

●	our ability to attract, retain and motivate qualified personnel, if we have the resources to hire such individuals; and

●	our cost of capital.

Our current geological data may prove to be incorrect.  Our properties may have fewer reserves than we anticipate or extraction costs may be higher than we anticipate.     In addition, we may never obtain or sustain positive operating cash flow or generate net income.

Although we have sufficient cash to maintain our current operations, we do not have sufficient financing yet to efficiently exploit our resources

Although we have enough cash to meet our current operating requirements for 24 months or more, we do not have enough cash to fund the extensive drilling, geological and production expenses necessary to efficiently exploit our leased properties.  We are currently seeking such financing but there can be no assurance that we will obtain such financing.

United States Export-Import Bank (“Ex-Im”) may not approve our loan applications and other sources of funding may not be forthcoming

We have received a letter of interest from the United States Export-Import Bank for $167,500,000 in financing for our Chita property and are in the process of applying for a similar letter for $200,000,000 for our Kazakhstan property.  A letter of interest is not the same as a loan approval, which will only come after extensive due diligence, a separate application process, a properly perfected security interest in the property by the lender and Congressional approval.  There can be no assurance that these events will occur or that any Ex-Im Bank loan application submitted by Spectral will be approved.  Without Ex-Im Bank, we would have to find another source of financing for our projects.   There can be no assurance that such an alternative source will be forthcoming.

Failure to secure additional financing could result in the significant diminution of our mineral property interests

Both our Kazakh and Chita properties require us to secure substantial financing for development of the mineral property assets.  We are required to provide $40,000,000 in financing to our Chita property over a two-year period and $200,000,000 to our Kazakh property over a five-year period in order to retain our full interest.  If we fall short of these financing commitments, our interest in the properties might be proportionately reduced.  As there is no minimum investment contemplated by either agreement that would result in a total loss of our rights, nevertheless, such a diminution might be so substantial as to materially, adversely impact our potential future financial performance.

No one on our current management team has operational experience in mining

No one on our current management team has operational experience in mining.  We are utterly dependent on the advice of our retained geological consultants and on attracting new personnel in order to develop the expertise we will need to properly exploit our resources.

We are dependent on our ability to attract and retain key mining personnel

We must attract and retain qualified mining personnel, at the senior management, field management and mine production level.  The mineral resource industry is experiencing a sustained period of growth and it is exceptionally difficult to attract and retain such personnel.  Without a history of successful mining operations, given the geographic remoteness of our properties and our lack of substantial current capital resources, we may have difficulty attracting the necessary, qualified personnel.  Failure to attract and retain such personnel could cause us to sub-optimally develop our projects and would have a material, negative impact on our operational and financial performance.

A substantial or extended decline in gold prices would have a material adverse effect on Spectral

Our business is dependent on the price of gold and other precious metals, which are affected by numerous factors beyond our control. Factors tending to influence prices include:

  •   gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

  •   speculative short positions taken by significant investors or traders in gold or copper;

  •   the strength of the U.S. dollar;

  •   recession or reduced economic activity in the United States and other industrialized or developing countries;

  •   decreased industrial, jewelry or investment demand;

  •   increased supply from production, disinvestment and scrap;

  •   forward sales by producers in hedging or similar transactions; and

  •   availability of cheaper substitute materials.

Any decline in gold prices makes financing more challenging and can ultimately lead to the economic unfeasibility of our exploration efforts and the failure of Spectral.

In addition, sustained lower gold prices can:

  •   reduce potential future revenues by making a substantial portion of our properties uneconomic from an exploration point of view

  •   reduce or eliminate the profit that we currently expect from our anticipated exploration plans;

  •   halt or delay the development of new projects and;

  •   reduce funds available for exploration.

Our estimates regarding the productive capacity of our mineral properties may be flawed, making our fundamental business proposition uneconomic

Although we do not currently have any reserves which are proven and probable, we are undertaking geological, drilling and production work to verify such anticipated reserves.  Based on our currently available data, we expect that the reserves on the property will be consistent with the Soviet-era estimates we have regarding the potential of the property.  These estimates may be completely incorrect and proven and probable reserves may end up being a fraction of what we anticipate.  Even if our anticipated resources turn out to be estimated as both proven and probable, such estimates are subject to considerable uncertainty. Such estimates are, to a large extent, based on the price of gold and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of exploration before production and, during that time, the economic feasibility of exploiting a discovery may change.

In addition, if the price of gold declines from recent levels, if anticipated production costs increase or  anticipated recovery rates decrease, or if applicable laws and regulations are adversely changed, we can offer no assurance that we will ever be able to mine profitably. If we determine that our properties are or have become uneconomic, this would ultimately lead to a reduction in planned exploration and could lead to a failure of Spectral.  Consequently, it is critical that we develop estimates of proven and probable reserves consistent with international geological norms and that those reserves are consistent with the anticipated economics of exploration or we could fail.

Increased operating costs could affect our ability to develop our properties

Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable, and to changes in laws and regulations affecting their price, use and transport. Even though we believe based on our current projections that mining our resources is fundamentally economic, such a belief may be mistaken in the light of substantially increased operating costs.

Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond our control, including the prices of oil, steel and other commodities and labor. Increased costs for capital expenditures may have an adverse effect on the economic returns anticipated from our mining projects.

Estimates relating to new development projects are uncertain and we may incur higher costs and lower economic returns than estimated

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Our decision to develop our current projects is based on our current estimates regarding the results of feasibility studies, results which will estimate the anticipated economic returns our projects. These studies may provide data that shows that our projects are uneconomic.  Even if such feasibility studies show the projects as being economic, the actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

  •   unanticipated changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

  •   higher than anticipated input commodity and labor costs;

  •   the quality of the data on which engineering assumptions were made;

  •   unanticipated adverse geotechnical conditions;

  •   availability of adequate labor force and supply and cost of water and power;

  •   fluctuations in inflation and currency exchange rates;

  •   availability and terms of financing;

  •   delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

  •   unanticipated weather or severe climate impacts; and

  •   potential delays relating to social and community issues.

 Environmental remediation costs, compliance costs and/or environmental impacts from our activities may exceed expectations and could cause us to be unable to explore our properties

Although we do not currently anticipate having any environmental regulatory issues or compliance costs that make our projects uneconomic, the actual environmental impacts of our activities may not be as anticipated.  Newly discovered vulnerable species impacts, local drinking and agricultural water quality issues, in migration to the mined area, environmental impacts from crushing, transportation, sludge, chemical disposal and water run-off may cause environmental impacts which could cost significant amounts to ameliorate.  If the environmental costs and impacts of our projects turn out to be greater than anticipated, we may not be able to economically mine ore at our property sites and Spectral would fail.

Previous Soviet Era mining activities on our properties may have caused environmental problems that we may be financially responsible to remediate

Although we do not currently have any reason to anticipate that there has been any significant environmental damage from the previous Soviet-Era mining that took place on both of our properties, we could be mistaken.  If there are hidden or non-obvious environmental impacts from these activities, we may be responsible for their remediation.  There is no way to anticipate such required amounts to remediation, but they could be substantial enough to cause us to have to abandon either or both properties.

Currency fluctuations may affect the costs that we incur at our operations

Gold is sold throughout the world based principally on the U.S. dollar price, but many of our operating expenses will be incurred in local currencies in Kazakhstan and Russia. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms.

Title to some of our properties may be defective or challenged

Although we believe we have good title to the ownership interests in our properties and that the underlying leases themselves are valid and properly recorded,  this does not necessarily preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge.

Political instability and lack of transparency are substantial risks on both our Russian and Kazakh properties

Although we believe that the current political, regulatory and legal environments in Russia and Kazakhstan will allow us to conduct our business as anticipated, both of these countries have seen recent historical upheavals and have current legal and regulatory regimes that do not meet western standards of transparency.  In addition, both countries are subject to instability and changes in legal and regulatory frameworks that could make mining impractical.   Both states have a history of a less-than-transparent legal and regulatory process and of state confiscation of mineral assets, with and without appropriate compensation.   Although we believe we can successfully navigate these challenges, they pose a risk to the continued viability of our operations.

Our gold extraction operations, especially in Kazakhstan, are vulnerable to theft

Gold is a very difficult commodity to secure in the field and is extremely easy to steal from various parts of the production process.  In Kazakhstan, because our property contains alluvial gold which is extractable through small scale, low-cost artisanal mining, it is very difficult to prevent trespassers from surreptitiously extracting gold from the property, especially given the size and remote location of the property.  We intend to employ reasonable security measures to protect the integrity of our gold deposits and recovery efforts, but it is still possible that theft will occur and that this theft may have a material, adverse impact on our financial performance by lowering the amount of gold that we recover and sell from the properties.

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “FCCN”, there is currently a volatile and thinly traded market for our common stock,which may not be maintained. Failure to develop maintain adequate trading volumes and price stability in the stock will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.  Our telephone number is (206) 262-7820. The lease for this space is a 12-month term expiring on November 2011. We also have office space that we lease on a month-to-month basis in Moscow, Russia.  We also have contracted with a Swiss company for office space and operational support services outside of Zurich, Switzerland on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FCCN”, and on the Berlin, Stuttgart, Frankfurt and XETRA Stock Exchanges under the symbol “F3SN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last four years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2007 Quarter ended
March 31, 2007	$1,110.00	$2,070.00
June 30, 2007	$1,125.00	$1,740.00
September 30, 2007	$780.00	$1,170.00
December 31, 2007	$240.00	$1,125.00

Year ended 2008 Quarter ended
March 31, 2008	$300.00	$120.00
June 30, 2008	$450.00	$180.00
September 30, 2008	$375.00	$75.00
December 31, 2008	$60.00	$15.00

Year ended 2009 Quarter ended
March 31, 2009	$11.99	$4.65
June 30, 2009	$28.49	$7.65
September 30, 2009	$14.99	$3.90
December 31, 2009	$14.99	$1.10

Year ended 2010 Quarter ended
March 31, 2010	$1.10	$0.51
June 30, 2010	$1.10	$0.51
September 30, 2010	$1.11	$1.00
December 31, 2010	$6.00	$1.10

*
All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005 and adjusted to reflect 1500-to-1 reverse stock split for shareholders of record on July 6, 2009.

STOCKHOLDERS

As of February 21, 2011, there were approximately 864 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
Issued for cash
7/9/2010	Common Stock	Jenifer Osterwalder	10,000	$10,000	(A)(1)
8/19/2010	Common Stock	Trafalgar Wealth Management	50,000,000	$50,000	(A)(2)
8/19/2010	Common Stock	Various	50,000,000	$50,000	(A)(3)
10/28/2010	Common Stock	Trafalgar Wealth Management	150,000	$150,000	(A)(4)
12/10/2010	Common Stock	VP Bank	1,000,000	$2,000,000	(A)(5)

*      There were no underwriter discounts or commissions associated with these sales of common stock for cash. These shares have been adjusted for the 1500 to 1 stock split for shareholders of record as of July 6, 2009.

(1)	Valued at $1.00 per common share.

(2)	Valued at $0.001 per common share.

(3)	Valued at $0.001 per common share. Issued for the cancellation of $50,000 in indebtedness.

(4)	Valued at $1.00 per common share.

(5)	Valued at $2.00 per common share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies.  An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments
Spectral Capital’s financial instruments consist of cash, prepaid expenses, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 1,000,000 options to its employees. There was no stock-based compensation issued to employees in 2009.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. In 2010, the Company issued 2,000,000options to advisors of the Company.There was no stock-based compensation issued to non-employees in 2009.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

Revenue Recognition

The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.  Mineral property acquisition costs are capitalized including licenses and lease payments.  Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Foreign Currency Transactions
The business of the Company involves operational transactions in Canada and Europe for which it transacts payments in Canadian currency through a bank account maintained for that purpose.  At the time of payment, each Canadian disbursement is translated into the U.S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. Asof December 31, 2010 and 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U.S. dollar equivalent amount.

    OVERVIEW

We are an exploration stage mineral resources company focused on the  identification, acquisition, development, financing and extraction of mineral resources in regions with a recent history of significant gold production.  We have initially acquired interests in two gold mining properties, one in the Chita Region of Russia and the other in the Bayankol River Region of Kazakhstan.  Although we do not have a historical track record in the development of mineral properties, we have begun to assemble an appropriate management team that can help us to efficiently exploit these resources and identify other complimentary resources.  We have also engaged industry-leading geological consultants and are in the process of continuing to engage such consultants to help us in the planning and development of these resources.

PLAN OF OPERATIONS

Over the next year we intend to complete NI 43-101 compliant geological reports on our two principal mining properties in Kazakhstan and Russia.  We intend to make sure that the previous drilling, sampling and geological data that dates from as far back as the Soviet-Era is brought into compliance with contemporary geological standards.  We intend to initiate and complete or partially complete a drilling program on our Chita property to identify the extent of gold resources and to produce a complete feasibility study and full extraction program.  We intend to begin, as quickly thereafter as possible, exploration on the Kazakhstan property.  We intend to engage an international geological firm to provide this work in Kazakhstan and we have already engaged an international geological firm, SRK Resources, to conduct the survey and study work on our Chita property.

We also intend to complete the Ex-Im Bank application process for both properties, where we are soliciting a total of $367,500,000 in financing for both properties.  If we are successful in securing this financing, we will be able to fulfill our contractual financing commitments and fully fund the exploration work to bring both properties into production.

Because our Kazakhstan property contains primarily alluvial gold, it is possible to begin a lower-cost, rapidly assembled extraction operation through the importation of a mobile, barge based extraction plant that can begin to produce gold at the property within the next 12 months.  We intend to begin this small-scale production.  We have not yet developed a complete budget for the capital expenditures necessary to create this extractive capacity, though we believe that the range of such extractive capacity costs around $2 million USD.  It is also not clear to us, if we spend this $2 million on near term, small scale extractive capacity, how much gold such capacity will yield, although we are informed that similar operations in the region and/or in other areas of alluvial gold deposits are able to produce more than $10-$20 million annually in net gold revenue from the use of such small scale operations.   We have no independent ability to verify these estimates and there can be no assurance that our extraction program will yield similar results.

We also intend to continue to identify and acquire desirable gold mining properties throughout the former Soviet Union and within other regions in as much as we are able to acquire such properties under similar terms and conditions to those of the two properties we have acquired.

We anticipate spending significant sums on hiring a senior management team with substantial mining experience, including a new CFO and a VP of Mining Operations.  These executive expenditures, together with expenses related to the geological surveys, drilling programs and extraction expenses we anticipate over the next 12 months, mean that we could spend as much as $2-5 million over the next 12 months or more, depending on the availability and timing of financing.

Our twelve-month plan requires us to accomplish the following steps:

•	Produce an NI 43-101 compliant geological survey on both of our properties;

•	Begin an extraction operation to extract alluvial gold from our Kazakh property;

•	Build the necessary infrastructure and complete the necessary drilling programs and feasibility studies to begin large scale production operations on both properties within the next 12 to 24 months ;

•	Complete one or more private equity placements to provide interim funding for drilling programs and extraction operations;

•	Complete the full Ex-Im Bank application process; and

•	Hire a senior management team with a proven track record at the development of gold properties in challenging areas.

    RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE YEARS ENDED DECEMBER 31, 2010 and 2009

Revenues

We no longer are engaged in our technology business, which had been shrinking for some time.  As we are now building our mining business and acquiring properties and productive capacity, we did not secure any significant revenues in 2010.  Our revenues decreased $17,425 from $17,772 for the year ended December 31, 2009 to $347 for the year ended December 31, 2010 as we wound down our technology business.

Research and Development

Research and development expenses increased $3,743 from $118 for the year ended December 31, 2009 to $3,861 for the year ended December 31, 2010.  We did not have significant development activity on our properties in 2010 as we acquired them fairly late in our year.  We did spend $25,047 in exploration costs during this period.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses, including wages and benefits and legal fees and increased $1,355,559, from $92,137 for the year ended December 31, 2009 to $1,447,696 for the year ended December 31, 2010. This increase is primarily attributable to an increase in stock option compensation related expenses for management which were $0 in the period ending December 31, 2009 and $1,170,713 in the year ending December 31, 2010.  Therefore the increase in these expenses over the period that were not attributable to stock option compensation was $184,846, of which the majority were increased salary payments to management and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2010 we had $1,993,751 of cash on hand.

Our net loss increased $1,369,476, from $79,998 for the year ended December 31, 2009 to $1,449,474 for the year ended December 31, 2010.  This increased net loss was caused primarily by increased expenses related to stock option  based compensation.   Our working capital increased $2,014,789, from a deficit of $58,992 for the year ended December 31, 2009 to a surplus of $1,925,797 for the year ended December 31, 2010.

Net cash used in operating activities increased $139,709, from $69,768 for the year ended December 31, 2009 to $209,477 for the year ended December 31, 2010. This increase was primarily the result of an increase in wages, legal fees and prepaid expenses.

Net cash provided by financing activities increased $2,150,000, from $50,000 for the year ended December 31, 2009 to $2,200,000 for the year ended December 31, 2010. Net cash provided by financing activities was from sales of our common stock and exercise of warrants to purchase our common stock.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year provided we do not significantly increase our development expenses, however, in order to pursue an optimal level of development of our mineral properties, we will need to secure additional external financing to increase those development expenses. We are seeking to raise additional capital though private equity and debt financings. As of the date of this annual report on Form 10-K for the year ended December 31, 2010, we have obtained a term sheet from the US Export-Import Bank for $167,500,000 in financing at an interest rate below 5% and with a 14 year amortization term, with up to seven years of deferred interest and principal payments.  There is no assurance, however, that this financing will ultimately be approved.  We are in the process of soliciting a term sheet for a $200,000,000 for our Kazakh property and we are in the process of soliciting an additional $10,000,000 in private placement financing through sales of our common stock. However, there can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations and would diminish our ability to adequately exploit our mineral properties and could result in the diminution of our interest in those properties.

Our short-term prospects are promising given our success to date in securing necessary financing, however, we will need to continue to be successful if we are to maximize our mineral resources.

ITEM 8. FINANCIAL STATEMENTS.

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Spectral Capital Corporation
Seattle, Washington

We have audited the accompanying balance sheets of Spectral Capital Corporation (an exploration stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from February 9, 2005 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from February 9, 2005 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
February 18, 2011

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (ANEXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,993,751	$6,098
Prepaid consulting fees	68,127	-
Total Current Assets	2,061,878	6,098

Property and equipment
Office equipment	2,870	-
Less: accumulated depreciation	(239)	-
Property and equipment, net	2,631	-

Mineral properties, net	1,311,508	-

Total Assets	$3,376,017	$6,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$107,620	$8,409
Accounts payable – related party	21,270	-
Accrued expenses	7,191	6,681
Note payable	-	50,000
Total Liabilities	136,081	65,090

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding (47,623 – 2009)	10,121	5
Additional paid-in capital	6,184,696	5,557,987
Common stock warrants	4,111,577	-
Deficit accumulated during the exploration stage	(7,066,458)	(5,616,984)
Total Stockholders’ Equity (Deficit)	3,239,936	(58,992)

Total Liabilities and Stockholders' Equity (Deficit)	$3,376,017	$6,098

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2010

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from February 9, 2005 (Inception) To December 31, 2010

REVENUES	$347	$17,772	$119,118

OPERATING EXPENSES
Selling, general and administrative	74,242	58,487	2,551,930
Wages and benefits	1,313,390	15,953	2,070,235
Legal fees	30,917	17,579	310,000
Research and development	3,861	118	1,965,424
Exploration costs	25,047	-	25,047
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	239	-	21,389
TOTAL OPERATING EXPENSES	1,447,696	92,137	7,174,925

LOSS FROM OPERATIONS	(1,447,349)	(74,365)	(7,055,807)

OTHER INCOME (EXPENSE)	(2,125)	(3,633)	(10,651)

LOSS BEFORE INCOME TAXES	(1,449,474)	(79,998)	(7,066,458)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,449,474)	$(79,998)	$(7,066,458)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(1.70)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	37,307,924	47,106

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF DECEMBER 31, 2010

	Common Stock		Additional	Common Stock	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$(5,252,623)	$4,369

Correction of an accounting error					5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	999		-	300,000

Net loss for the year ended December 31, 2008	-	-	-		(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000		-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-		-	-

Net loss for the year ended December 31, 2009	-	-	-		(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	199,900	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	$10,121	$6,184,696	$4,111,577	$(7,066,458)	$3,239,936

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2010

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from February 9, 2005 (Inception) to December 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(1,449,474)	$(77,998)	$(7,066,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	-	21,389
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	1,170,713	-	1,226,382
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in prepaid expenses	(68,127)	500	(68,127)
Increase in accounts payable & accrued expenses	137,172	7,730	141,583
Cash flows used in operating activities	(209,477)	(69,768)	(3,307,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,870)	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	(2,870)	-	(53,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	50,000	50,000
Proceeds from issuance of common stock	2,200,000	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	2,200,000	50,000	5,354,851

NET INCREASE (DECREASE) IN CASH	1,987,653	(19,768)	1,993,751
Cash, beginning of the period	6,098	25,866	-
CASH, END OF PERIOD	$1,993,751	$6,098	$1,993,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,250	$-	$2,881
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Common stock issued for debt	$66,181	$1,000	$1,000
Stock warrants issued for acquisition of mineral properties	$1,311,508	$-	$1,311,508
Issuance of common stock warrants	$2,821,069	$-	$2,821,069

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Galaxy Championship Wrestling Inc. was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to FUSA Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of FUSA Technology Investments, Inc., formed on February 9, 2005 under the laws of the State of Nevada. For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired company were carried forward.

On July 27, 2010, the Company changed its name to Spectral Capital Corporation.

The Company has been in the business of developing internet search engine technology.In September 2010, the Company purchased an interest in mineral properties in the Chita region of the Russian Federation. The Kadara and KaltagayLicense is located in the Mogochinsky district of the Chita Region in the Russian Federation. Spectral owns 47% of the License for prospecting, exploration and production of gold and all other metals. The length of the License runs to August 31, 2031. The size of the License is 186 square kilometers or 18,200 hectares. Development and exploration activities are currently being undertaken.

Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies.  An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2010, the Company had $1,993,751 of unrestricted cash to be used for future business operations
The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2010 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
Spectral Capital’s financial instruments consist of cash, prepaid expenses, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 1,000,000 options to its employees. There was no stock-based compensation issued to employees in 2009.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. In 2010, the Company issued 2,000,000options to advisors of the Company.There was no stock-based compensation issued to non-employees in 2009.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 19,000,000 at December 31, 2010, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the year ended December 31, 2010, as their effect would have been anti-dilutive.There were no such common stock equivalents outstanding as of December 31, 2009.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split. All share and per share data has been adjusted to reflect such stock split.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.  Mineral property acquisition costs are capitalized including licenses and lease payments.  Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed on the straight line method over the estimated useful lives of the assets, which are three years for the assets currently owned by the Company

Research and Development Costs
Pursuant to SFAS No. 2 (ASC 730-10), "Accounting for Research and Development Costs," our research and development costs, which related to the development of software to be used in our search engine technology, were expensed as technological feasibility of the software had not been reached as of December 31, 2009.
The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment. Research and development expenses totaled $3,861 and $118 for 2010 and 2009.

Foreign Currency Transactions
The business of the Company involves operational transactions in Canada and Europe for which it transacts payments in Canadian currency through a bank account maintained for that purpose.  At the time of payment, each Canadian disbursement is translated into the U.S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. Asof December 31, 2010 and 2009, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U.S. dollar equivalent amount.

Recent Accounting Pronouncements
Spectral Capital does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – MINERAL PROPERTIES

On September 20, 2010, Spectral Capital Corporation entered into a Definitive Financing Agreement ("Agreement")  with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation.  Spectral owns 52% of the License for prospecting, exploration and production of gold and all other metals. The length of the License runs to August 31, 2031. The size of the License is 186 square kilometers or 18,200 hectares. Under the Agreement, Spectral has agreed to invest a minimum of $40,000,000 into the development of the mineral properties over the next two years as follows: March 20, 2011 - $2,500,000; September 20, 2011 - $2,500,000; September 20, 2012 - $30,000,000, plus additional investments as determined by a Joint Venture Board that is to be formed under the terms and conditions of the Agreement. Spectral also granted a net smelter royalty of 2% on gold and 1% on other minerals extracted from the property to Gamma.

On December 23, 2010, Spectral acquired an additional 5% interest in its mineral property located in the Chita region of Russia.  In exchange for the December 23, 2010 grant of an additional 5% interest, Spectral agreed to increase its two year minimum financing commitment by $5,000,000, from $35,000,000 to $40,000,000.

Concurrently, the parties entered into a Joint Venture Agreement that specifies how the development of the mineral properties is to take place.  Under the Agreement and the Joint Venture Agreement, Spectral has agreed to provide all of the financing that the Joint Venture requires to develop the mineral properties.

See Note 10.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 in lieu of paying its technology officer his earned compensation directly of $13,504, the Company paid it to a consulting company owned by the officer.

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $21,270 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

NOTE 4 – NOTES PAYABLE

The convertible promissory note payable bears interest at 10% per annum and was due December 31, 2009. At the option of the note holder, the promissory note payable balance outstanding, with any accrued interest, may be converted into common shares of the Company.

The convertible promissory note holder converted accrued interest of $1,000 on the note into 200,000 (133 post-reverse split) common shares of the Company in July, 2009, and agreed to extend the due date of the promissory note payable to April 30, 2010.

Pursuant to a notice of conversion by holders of the promissory notes, the Company converted the outstanding interest and principal under the notes, which was in excess of $50,000, for a settled amount of $50,000.  Under the terms of the note, the shares were converted at the current financing price of $0.001 per share.  Therefore, on August 18, 2010 we issued 50,000,000 shares to various unrelated third party holders of the April 2009 promissory notes.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009, the Company issued 200,000 (133 post-reverse split) shares in settlement of debt of $1,000.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split. All share and per share data has been adjusted to reflect such stock split.

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

On August 18, 2010, the Company sold 50,000,000 shares of common stock at $.001 per share for total cash consideration of $50,000 to an unrelated third party.

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

On August 19, 2010, the Company converted the outstanding interest and principal under its promissory note, which was in excess of $50,000, for a settled amount of $50,000.  Under the terms of the note, the shares were converted at the current financing price of $0.001 per share.  Therefore, 50,000,000 common shares were issued to various unrelated third party holders of the April 2009 promissory note.

On October 18, 2010, 150,000 warrants, which were issued earlier in the year, were exercised to acquire 150,000 shares of the Company’s common stock for total cash consideration of $150,000.

On November 25, 2010, the Company issued 1,000,000 shares of common stock at $2.00 per share for total cash consideration of $2,000,000 to an unrelated third party.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 10,000,000 common shares for employees, consultants, directors, and advisors.

A summary of changes in stock options during the years ended December 31, 2010 and 2009 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0
Issued	3,000,000	1.00
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2010	3,000,000	$1.00

As of December 31, 2010, the Company had incentive stock options issued as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
3,000,000

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

The estimated grant date fair value of the options granted during the year ended December 31, 2010 was $1,170,713; this was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 132%, risk-free interest rate of 2.51-2.57%, an expected life of 10 years. 1,000,000 of the options will vest immediately with the remaining 2,000,000 options vesting over 5 years.

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options. There were no options granted during the year ended December 31, 2009.

Cash received from the exercise of stock options was $150,000 in 2010 and $0 in 2009. Stock option expense recognized in net earnings amounted to $1,170,713 in 2010 and $0 in 2009. As of December 31, 2010, there was $2,088,063 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 4.67 years.

NOTE 7 - COMMON STOCK WARRANTS

The Company granted 11,000,000 warrants in 2010 in connection with private placements to unrelated third parties.The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $2,821,069 as of the grant date using the Black-Scholes option pricing model. The Company also issued 5,000,000 warrants in connections with the Definitive Financing Agreement entered into with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation. The warrants issued to Gamma were capitalized as acquisition costs of the mineral interests. The Company has estimated the fair value of the warrants issued in connection with the acquisition of mineral interests at $1,311,508 as of the grant date using the Black-Scholes option pricing model.

A summary of changes in share purchase warrants during the years ended December 31, 2010 and 2009 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	$1.06

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7 - COMMON STOCK WARRANTS (CONTINUED)

As of December 31, 2010, the Company had warrants issued as follows:

Warrants	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
5,000,000	1.00	9/20/2015
1,000,000	2.00	11/25/2012

The estimated grant date fair value of the warrants granted during the year ended December 31, 2010 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 80-142%, risk-free interest rate of .51-1.43%, an expected life of 2-5 years.

There were no warrants granted during the year ended December 31, 2009.

NOTE 8– TECHNOLOGY LICENSE AGREEMENT

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

NOTE 9 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2010	December 31, 2009
Federal income tax attributable to:
Current operations	$492,800	$26,500
Less: valuation allowance	(492,800)	(26,500)
Net provision for Federal income taxes	$-	$-

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$2,403,000	$1,910,000
Less: valuation allowance	(2,403,000)	(1,910,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On September 20, 2010, Spectral Capital Corporation entered into a Definitive Financing Agreement ("Agreement")  with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of Russia.  Under the Agreement, Spectral has agreed to invest a minimum of $35,000,000 into the development of the mineral properties over the next two years as follows: March 20, 2011 - $2,500,000; September 20, 2011 - $2,500,000; September 20, 2012 - $30,000,000, plus additional investments as determined by a Joint Venture Board that is to be formed under the terms and conditions of the Agreement.  Also, under the Agreement, Spectral must maintain a Market Capitalization Minimum as follows:  Beginning 12 months from the date of this Agreement, Spectral will maintain a minimum market capitalization on the OTC Bulletin Board, AMEX, NASDAQ or NYSE exchange of at least $100,000,000 based on thirty day trailing volume weighted average closing price("VWAP")or it would owe Gamma an additional payment of $1,000,000due within 90 days of the failure to achieve such a VWAP price.  Such a minimum capitalization requirement will continue as long as any of Gamma's Warrants granted under the Warrant Agreement remain valid but unexercised. Spectral also granted a net smelter royalty of 2% on gold and 1% on other minerals extracted from the property to Gamma.

Gamma was also issued a warrant to purchase 5,000,000 shares of Spectral common stock at a per share exercise price of $1.00 for a term of five years.  The warrant provides for a cashless exercise provision, provides anti-dilution protections to Gamma and provides penalties to Spectral for failure to promptly issue common shares under the exercised warrants.

On December 23, 2010, Spectral acquired an additional 5% interest in its mineral property located in the Chita region of Russia.  In exchange for the December 23, 2010 grant of an additional 5% interest, Spectral agreed to increase its two year minimum financing commitment by $5,000,000, from $35,000,000 to $40,000,000.

SPECTRAL CAPITAL CORPORATION
(formerlyFUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Concurrently, the parties entered into a Joint Venture Agreement that specifies how the development of the mineral properties is to take place.  Under the Agreement and the Joint Venture Agreement, Spectral has agreed to provide all of the financing that the Joint Venture requires to develop the mineral properties.  In the event that Spectral does not meet minimum financing covenants under the Agreement, Spectral's development payments would be converted to a five year, 5% interest bearing loan and Spectral will lose its interest in the mineral properties.  In the event that Spectral does meet the minimum financing covenants, but fails to fully fund the development of the mineral properties, Spectral would experience a reduction in its ownership.

The Company leases office space under an operating lease that expires on October 31, 2010.  The monthly rent is approximately $2,700. The minimum monthly rent due in 2010 is approximately $27,000. Rent expense for the years ended December 31, 2010 and 2009 was $11,439 and $2,804, respectively.

NOTE 11– SUBSEQUENT EVENTS

On January 14, 2011, Spectral purchased a 65% interest in mineral properties in the Bayankol River region of Kazakhstan.  Under the agreement, Spectral agreed to pay a 1% net smelter royalty on gold extracted from the property, to issue warrants to purchase 5,000,000 shares of common stock at an exercise price of $3.50 per share for a term of five years and to provide a minimum financing commitment of $200,000,000 for development of the property over a five year term.

Management has analyzed its operations through the date on which the financial statements were issued, February 18, 2011, and has determined it does not have any material subsequent events to disclose other than as indicated above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the year ended December 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.  The Company intends to make such hires and create segregation of duties and proper oversight within 12 months.  The Company estimates the annual costs of such remediation efforts in the form of additional management will be $150,000 per year.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2010.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 23, 2010, Spectral acquired an additional 5% interest in its mineral property located in the Chita region of Russia.  This brought Spectral's interest in the property from 47% to 52%.  Under the original terms of the Definitive Financing Agreement of September, 2010, Spectral was required to provide $35,000,000 in financing to the property within 24 months and issue warrants to purchase 5,000,000 shares of common stock in Spectral at an exercise price of $1.00 per share and a term of five years as well as a net smelter royalty payable by Spectral of 2% on gold extracted from the property and 1% on all other minerals.  In exchange for the December 23, 2010 grant of an additional 5% interest, Spectral agreed to increase its two year minimum financing commitment by $5,000,000, from $35,000,000 to $40,000,000.

On January 14, 2011, Spectral purchased a 65% interest in mineral properties in the Bayankol River region of Kazakhstan.  Under the agreement, Spectral agreed to pay a 1% net smelter royalty on gold extracted from the property, to issue warrants to purchase 5,000,000 shares of common stock at an exercise price of $3.50 per share for a term of five years and to provide a minimum financing commitment of $200,000,000 for development of the property over a five year term.

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2010:

Name	Age	Position
Jenifer Osterwalder	46	Chief Executive Officer, President and Director

Stephen Spalding	61	Interim Chief Financial and Accounting Officer and Director

Jenifer Osterwalder - Chief Executive Officer, President, and Director

Jenifer Osterwalder has served as our Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and as a director since March 7, 2005. Previously, from January 2005 to March 2005, Ms. Osterwalder served as President, Chief Executive Officer, Treasurer, Secretary and as a director FUSA Technology Investments Corp. From January 2000 to January 2005 she served as a consultant investment banker to Five Seas Securities, Ltd., a securities firm in British Columbia, Canada. From August 2004 to December 2004 Ms. Osterwalder served as a consultant Manger to International Conference Services, Ltd., a conference and destination management firm in British Columbia, Canada. From January 2003 to December 2003, she served as a consultant Investment Liaison and Marketing Director for Terrikon Corporation, in British Columbia, Canada. Ms. Osterwalder received her Bachelor of Science in Business Administration in marketing and logistics from Ohio State University.

Stephen Spalding - Interim Chief Financial and Accounting Officer, Director

Mr. Spalding has been an independent management and financial consultant based in Mill Valley, California since March 2008. In the course of his management and financial consulting business, Mr. Spalding serves on numerous boards and is an advisor and interim officer for numerous companies, which include Paxton Energy Incorporated, Cytta Corporation and Verde Resources, Inc.  Mr. Spalding is also formerly CEO, Vigilant Privacy Corporation, a private Nevada corporation that was based in Pleasanton, California, from 2003 to March, 2008 where he procured the firms angel round of financing and lead the organization while the company's product was transformed from a desktop product to an enterprise security solution. Previously he was a Partner, Deloitte & Touche LLP, from 1997 - 2003, responsible for their IDI Practice (Implementation, Development and Integration) Division. He was formerly a partner at KPMG Peat Marwick LLP from 1995 - 1997, involved in Strategic Services, Enabling Technology Practice. Mr. Spalding is currently Assistant Professor, San Francisco State University, Business Systems Management and Control, Course Number 507 (Senior/Graduate Level), present. He has an MBA, in Quantitative Analysis, University of Arizona, 1974. He also has a B.S., Finance and Management, Eastern Illinois University, 1973, a B.S., Physics (solid state), Eastern Illinois University, 1969 and a B.S., Mathematics, Eastern Illinois University, 1969.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.However, we intend within the next few weeks or sooner to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington  98104.

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

The following table sets for the compliance reporting under Section 16(a) during the last year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Jenifer Osterwalder	1	1	1

Stephen Spalding	0	0	0

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2009	$120,000	-	-	-	-	-	-	$120,000
Chief Executive Officer*	2010	$120,000	-	-	-	-	-	-	$120,000

* Due to lack of funds, Ms. Osterwalder agreed to forgo a substantial portion of her salary in 2009 and 2010.

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement.

As of the date of this annual report on Form 10-K for the year ended December 31, 2010, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 3,000,000 outstanding option equity awards at our year end, 1,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 1,000,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2010:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	1,000,000	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that none of his option shares are currently exercisable.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2010

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	3,000,000	$3,000,000	7,000,000
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 21, 2011. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 101,207,623shares of common stock currently outstanding  and warrants and options exercisable within 60 days, which are 10,985,000 shares, for a total of 112,192,623 shares. The address of each person listed is care of FUSA Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	1,013,934	0.9%

Stephen Spalding (2)	0	0 .0%

Trafalgar Wealth Management (3)	60,00,000	53.5%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	61,013,934	54.4%

(1)	Consists of 13,934 shares owned directly and immediately exercisable options to purchase 1,000,000 common shares at an exercise price of $1.00 per share.

(2)	Excludes 1,000,000 option shares at $1.00, none of which are exercisable in the next 12 months.
(3)	Consists of 50,150,000 shares of common stock directly owned and options to purchase 9,850,000 shares of common stock at an exercise price of $1.00 per share which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended December 31, 2010, our chief executive officer, Jenifer Osterwalder, converted $10,000 owed to her by the Company into common stock at $1.00 per share.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission and the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2009	2010
Audit fees	$6,250	$6,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,250	$6,250

All audit fees are approved by our board of directors.  Moore & Associates, Chartered (“Moore”) were our principal accountants for the year ended December 31, 2008 and until August 9, 2009.  Seale and Beers, CPAs were our independent accountants from August 9, 2009 until September 22, 2009.  Silberstein Ungar, PLLC (“SU”, formerly known as Maddox Ungar Silberstein, PLLC) have been our independent auditors since September 22, 2009.  We were billed $4,750 by SU and $1,500 by Seale and Beers and nothing by Moore in 2009.  We were billed $6,250 by SU in 2010.

Audit Fees

Audit fees billed for professional services rendered by Moore & Associates, during the year ended December 31, 2009 and the year ended December 31, 2008, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $0 and $6,000, respectively.

Audit fees billed for professional services rendered by Seale and Beers, CPAs , during the year ended December 31, 2009 and the year ended December 31, 2008, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $1,500 and $0, respectively.

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the year ended December 31, 2010 and the year ended December 31, 2009, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $6,250 and $4,750, respectively.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.1	Amendment to the Definitive Financing Agreement between Spectral Capital Corporation and Gamma Investment Holdings Limited, dated December 23, 2010.

10.2	Definitive Financing Agreement between Extractive Resources Corporation, a wholly owned subsidiary of Spectral Capital Corporation and International Asset Holdings Corporation dated January 14, 2011.

10.3	Warrant Agreement between Spectral Capital Corporation and International Asset Holding Corporation dated January 14, 2011.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated February 22, 2011. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated February 22, 2011. FILED HEREWITH

32.1
Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated February 22, 2011. FILED HEREWITH.

32.2
Certification of FUSA Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated February 22, 2011. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2011	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Stephen Spalding Chief Financial and Accounting Officer