Form 10-Q
period 2011-03-31
SPECTRAL CAPITAL Corp
filed 2011-05-16
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(206) 262-7820
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

As of April 30, 2011 there are issued and outstanding only common equity shares in the amount of 101,267,623 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	F-5

	Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 and cumulative from inception on February 9, 2005 through March 31, 2011 (unaudited)	F-6

	Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through March 31, 2011 (unaudited)	F-7

	Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and March 31, 2010 and cumulative from inception on February 9, 2005 through March 31, 2011 (unaudited)	F-8

	Notes to Financial Statements (unaudited)	F-9

Item 2.	Plan of Operation	19

Item 3.	Quantitative and Qualitative Disclosures about market risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders.	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signature		27

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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,638,318	$1,993,751
Prepaid consulting fees	14,893	68,127
Total Current Assets	1,653,211	2,061,878

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(478)	(239)
Property and equipment, net	2,392	2,631

Mineral properties, net	16,859,008	1,311,508

Total Assets	$18,514,611	$3,376,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$6,505	$107,620
Accounts payable – related party	16,467	21,270
Accrued expenses	1,500	7,191
Total Liabilities	24,472	136,081

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding (47,623 – 2009)	10,121	10,121
Additional paid-in capital	6,184,696	6,184,696
Common stock warrants	19,659,077	4,111,577
Deficit accumulated during the exploration stage	(7,363,755)	(7,066,458)
Total Stockholders’ Equity (Deficit)	18,490,139	3,239,936

Total Liabilities and Stockholders' Equity (Deficit)	$18,514,611	$3,376,017

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2011

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from February 9, 2005 (Inception) To March 31, 2011

REVENUES	$-	$287	$119,118

OPERATING EXPENSES
Selling, general and administrative	160,963	4,033	2,712,893
Wages and benefits	41,198	-	2,111,433
Legal fees	87,444	6,241	397,444
Research and development	-	-	1,965,424
Exploration costs	7,453	-	32,500
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	239	-	21,628
TOTAL OPERATING EXPENSES	297,297	10,274	7,472,222

LOSS FROM OPERATIONS	(297,297)	(9,987)	(7,353,104)

OTHER INCOME (EXPENSE)	-	(1,250)	(10,651)

LOSS BEFORE INCOME TAXES	(297,297)	(11,237)	(7,363,755)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(297,297)	$(11,237)	$(7,363,755)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,267,623	46,631

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
AS OF MARCH 31, 2011

	Common Stock		Additional	Common Stock	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Warrants	Stage	Equity (Deficit)

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$(5,252,623)	$4,369

Correction of an accounting error					5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	999		-	300,000

Net loss for the year ended December 31, 2008	-	-	-		(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000		-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-		-	-

Net loss for the year ended December 31, 2009	-	-	-		(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	(5,616,984)	(58,992)
Conversion of debt to common stock	10,000	1	9,999	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	199,900	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	4,111,577	(7,066,458)	3,239,936
Stock warrants issued for mineral properties	-	-	-	15,547,500		15,547,500)
Net loss for the period					(297,297)	(297,297)

Balance, March 31, 2011	101,207,623	$10,121	$6,184,696	$19,659,077	$(7,363,755)	$18,490,139

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2011

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from February 9, 2005 (Inception) to March 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(297,297)	$(11,237)	$(7,363,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	-	21,628
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	1,226,382
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in prepaid expenses	53,234	-	(14,893)
Increase (decrease) in accounts payable & accrued expenses	(111,609)	9,798	29,974
Cash flows used in operating activities	(355,433)	(1,439)	(3,662,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	-	-	(53,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	-	-	5,354,851

NET INCREASE (DECREASE) IN CASH	(355,433)	(1,439)	1,638,318
Cash, beginning of the period	1,993,751	6,098	-
CASH, END OF PERIOD	$1,638,318	$4,659	$1,638,318

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,881
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$15,547,500	$-	$16,859,008
Issuance of common stock warrants	$-	$-	$2,821,069

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF REPORTING

The accompanying unaudited interim financial statements have been prepared by Spectral Capital Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2010.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Extractive Resources Corporation.

The results of operations for the three months ended March 31, 2011 are not indicative of the results that may be expected for the full year

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

On July 27, 2010, the Company changed its name to Spectral Capital Corporation.

The Company has been in the business of developing internet search engine technology. In September 2010, the Company purchased an interest in mineral properties in the Chita region of the Russian Federation. The Kadara and Kaltagay License is located in the Mogochinsky district of the Chita Region in the Russian Federation. Spectral owns 47% of the License for prospecting, exploration and production of gold and all other metals. The length of the License runs to August 31, 2031. The size of the License is 186 square kilometers or 18,200 hectares. Development and exploration activities are currently being undertaken.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2011, the Company had $1,638,318 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2011 the Company's bank deposits exceeded the insured amounts. Management believes it has little risk related to the excess deposits.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 3,000,000 options to its employees. There was no stock-based compensation issued to employees in 2009.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. In 2010, the Company issued 2,000,000 options to advisors of the Company. There was no stock-based compensation issued to non-employees in 2009.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2011, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 19,000,000 at March 31, 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the period ended March 31, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of March 31, 2010.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split. All share and per share data has been adjusted to reflect such stock split.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
The cost of materials and equipment that are acquired for research and development activities and that have alternative future uses are capitalized when acquired, such as computer equipment. Research and development expenses totalled $nil and $nil for 2011 and 2010.

Foreign Currency Transactions
The business of the Company involves operational transactions in Canada and Europe for which it transacts payments in Canadian currency through a bank account maintained for that purpose. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of March 31, 2011 and 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Recent Accounting Pronouncements
Spectral Capital does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

On January 14, 2011, Spectral entered into a Definitive Financing Agreement with International Asset Holding Corp whereby Spectral acquired a 65% interest in a gold mining property in the Bayankol River region of Kazakhstan. In order to facilitate license transfer of this property and financing, Spectral formed a wholly-owned Delaware subsidiary called Extractive Resources Corporation, which was the party to this Definitive Financing Agreement. Under this Agreement, IAHC is entitled to 5,000,000 warrants of Spectral with a five year term for $3.50 per share. Extractive also agreed to provide $200,000,000 in financing over a five year term to maintain its rights in the property and to pay a 1% net smelter royalty on minerals extracted from the property.
See Note 9.

NOTE 3 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,467 (December 31- $21,270 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

A summary of changes in stock options during the years ended March 31, 2011 and 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0
Issued	3,000,000	1.00
Exercised	0	0
Expired	0	0
Outstanding, March 31, 2011	3,000,000	$1.00

As of March 31, 2011, the Company had incentive stock options issued as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
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

Cash received from the exercise of stock options was $150,000 in fiscal 2010 and $0 in fiscal 2009. Stock option expense recognized in net earnings amounted to $1,170,713 in 2010 and $0 in 2009. As of March 31, 2011, there was $2,088,063 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 4.67 years.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 - COMMON STOCK WARRANTS

The Company granted 11,000,000 warrants in Fiscal 2010 in connection with private placements to unrelated third parties. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $2,821,069 as of the grant date using the Black-Scholes option pricing model. The Company also issued 5,000,000 warrants in connections with the Definitive Financing Agreement entered into with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation. The warrants issued to Gamma were capitalized as acquisition costs of the mineral interests. The Company has estimated the fair value of the warrants issued in connection with the acquisition of mineral interests at $1,311,508 as of the grant date using the Black-Scholes option pricing model.

During the period ended March 31, 2001, The Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The company has estimated the fair value of the warrants issued in connection with the acquisition of mineral interest at $ 15,547,500.

A summary of changes in share purchase warrants during the period ended March 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	$1.06
Issued	5,000,000	3.50
Outstanding, March 31, 2011	20,850,000	1.65

As of March 31, 2011, the Company had warrants issued as follows:

Warrants	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
5,000,000	1.00	9/20/2015
1,000,000	2.00	11/25/2012
5,000,000	3.50	01/14/2016

The estimated grant date fair value of the warrants granted during the period to March 31, 2011 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 80-142%, risk-free interest rate of .51-1.93%, an expected life of 2-5 years.

There were no warrants granted during the year ended December 31, 2009.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 – INCOME TAXES

The provision for Federal income tax consists of the following:

	March 31, 2011	March 31, 2010
Federal income tax attributable to:
Current operations	$101,080	$3,800
Less: valuation allowance	(101,080)	(3,800)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2011	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$2,503,700	$1,913,600
Less: valuation allowance	(2,503,700)	(1,913,600)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 20, 2010, Spectral Capital Corporation entered into a Definitive Financing Agreement ("Agreement") with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of Russia. Under the Agreement, Spectral has agreed to invest a minimum of $35,000,000 into the development of the mineral properties over the next two years as follows: March 20, 2011 - $2,500,000; September 20, 2011 - $2,500,000; September 20, 2012 - $30,000,000, plus additional investments as determined by a Joint Venture Board that is to be formed under the terms and conditions of the Agreement. Also, under the Agreement, Spectral must maintain a Market Capitalization Minimum as follows: Beginning 12 months from the date of this Agreement, Spectral will maintain a minimum market capitalization on the OTC Bulletin Board, AMEX, NASDAQ or NYSE exchange of at least $100,000,000 based on thirty day trailing volume weighted average closing price ("VWAP") or it would owe Gamma an additional payment of $1,000,000 due within 90 days of the failure to achieve such a VWAP price. Such a minimum capitalization requirement will continue as long as any of Gamma's Warrants granted under the Warrant Agreement remain valid but unexercised. Spectral also granted a net smelter royalty of 2% on gold and 1% on other minerals extracted from the property to Gamma.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company leases office space under an operating lease that expires on April 30, 2011. The monthly rent is approximately $3,052. The minimum monthly rent due in 2011 is approximately $12,000. Rent expense for the periods ended March 31, 2011 and 2010 was $8,510 and $1,026 respectively.

NOTE 10– SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

By certificate of amendment filed June 17, 2004, we changed our name from Galaxy Championship Wrestling, Inc. to FUSA Capital Corporation.

During the period from March 31, 2004 until March 7, 2005 we had no meaningful operations and did not carry on any active business, focusing instead on identifying and evaluating the merits of alternative potential business and acquisition opportunities that might allow us to restart operations.

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

 From April, 2005 until September 2010, we were engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last six months of 2009, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development. We ceased operating our Internet properties in December 2010 but have not yet made a final determination regarding the status or disposition of these properties, which we expect to make within the next 90 days.

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

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management. Under the terms of the financing, for aggregate consideration of $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share. Under the terms of the agreements, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 12 months or the warrants will be cancelled and the 50,000,000 common shares would be subject to repurchase by the company at $0.001 per share. 50,000,000 shares represents approximately 49.9% of our current issued and outstanding shares. Spectral may rescind the agreement in the event that a subsequently appointed independent director of the Company fails to ratify the transaction or the Company fails to obtain an opinion of fairness from an independent, third party valuation expert within 90 days.

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

In January, 2011, we purchased a 65% interest in mineral properties in the Bayankol River region of Kazakhstan (“Bayankol”).

We operate in exceptionally challenging environments. Although there are potentially enormous quantities of minerals in our Chita and Bayankol properties, there remain a substantial number of steps required and resources that will need to be expended in order to realize value from these properties.

Resource extraction is an inherently uncertain enterprise. Although we remain very encouraged by the sheer quantity of potential extractable resources on our properties, we do not yet have a JORC or NI-43-101 compliant report from an appropriately qualified independent person that would validate the extent of minerals (“Qualified Report”). We must rely for our internal planning, financing efforts and exploration efforts on Soviet era data on both properties and on more recent geological work that has not yet been completed to the extent that a Qualified Report can be prepared. It is possible that we will discover significant economic or geological barriers to the extraction of these resources or that the geological and metalurgial information that we have relied upon to date may prove to be flawed in some fashion.

In addition, we have not yet completed the process of transferring, recording and perfecting title in our mineral properties in an appropriately formed special purpose vehicles constituted under local law as required by a our joint venture agreements and as necessary to secure the type of financing we intend to secure. We anticipate that this process will be completed for both properties during 2011, although Ministry of Natural Resources or other competent body final transfer approval could take longer than we currently anticipate.

We have also had significant challenges validating clear title and full-ownership in both our Chita and Bayankol properties due to the language, legal and information technology barriers that exist in the environments where we do business. We have engaged competent experts for this purpose. We anticipate that these challenges are temporary in nature and will be dealt with within the next 90 days.

We have also had difficulties with our Joint Venture Partner, Khan Tengri Goldberg, in our Bayankol Property. We attribute these difficulties to language and cultural barriers. We think that these difficulties are temporary and will be resolved shortly. However, we believe that if we have to select another Joint Venture Partner to develop the property with us, it will not be a material problem or cause any significant delay or additional expense in developing the property. We are interviewing competent local partners in the event that this contingency shall come to pass.

Our counterparty in this property, International Asset Holding Corporation, has provided us assurances, which we have validated with competent third parties, that we will successfully be able to receive transfer approval from the appropriate government entities and otherwise secure the license in the appropriate special purpose vehicle to facilitate financing.

Of course, there can be no assurance that either our Chita or Bayankol properties will be transferred to special purpose vehicles with appropriate ministry approval and clear, valid license title within the timeframe that we anticipate.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820. The Company’s year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2011, the Company generated $119,118 in revenues and posted a net loss of $7,363,755 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered an exploration stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2011 was $1,638,318, as compared to the cash balance of $1,993,751 as of December 31, 2010.

Three Month Period Ending March 31, 2011 and March 31, 2010 and from Inception to March 31, 2011

Operating expenses for the three month period ended March 31, 2011 totaled $297,297, for the nine month period ended March 31, 2010 $10,274 and from inception to the period ended March 31, 2011 totaled $7,472,222. The company experienced a net loss of $297,297, $11,237 and $7,363,755 for the three month periods ended March 31, 2011 and March 31, 2010 and from inception to period ended March 31, 2011, respectively, against $0 in revenues from operations for the three month period ending March 31, 2011, $287 for the three month period ended March 31, 2010 and $119,118 in revenue from the period since inception. The major expenses during this nine month period were for wages, general and administrative expenses, legal and accounting fees.

There are no significant revenues due to the fact that our mineral properties are not yet in production. There is no comparable period because we were winding down our technology business in the three months ended March 31, 2010 and did not yet have any mineral properties.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.01 for the three month period ended March 31, 2011 and $0.24 for the three month period ended March 31, 2010, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009.

Liquidity and Capital Resources

For the three month period ended March 31, 2011, net cash used in operating activities, consisting mostly of loss from operations was $355,433. For the period from inception to March 31, 2011, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $3,662,830.

For the period from inception to March 31, 2011, net cash resulting from financing activities was in the amount of $5,354,851. We did not conduct a financing during the three-month period ending March 31, 2011.

Our capital resources are sufficient to meet our current operating needs for the next 12 months or longer. However, we do not are not currently and will not in the foreseeable future generate any revenue, and to date have relied on the sale of equity securities and the exercise of warrants to fund our operations.

Future Financings

We anticipate that we will pursue additional financing and that the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued. These warrants could yield a total of $9,850,000 in financing for the company and the investor is required to exercise at least $1,000,000 in warrants or the Company has the right to repurchase the common stock held by the investor. If we are successful in completing the exercise of the warrants or any other equity financing, existing shareholders will experience dilution of their interest in our company.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. In order to develop and finance our mineral properties, we will need to have the licenses for these properties transferred into an appropriate special purpose vehicle formed for such a transfer. The transfer must also be approved by the appropriate governmental body. It is unlikely that we would be able to enforce our rights to exploit the mineral properties in the event of a dispute under local law until the license is transferred. Additionally, we do not have modern, NI 43-101 or JORC qualified geological data on our property and the assumptions we have made regarding the economic feasibility of mineral extraction on our properties may need to be revised once such reports become available. This could have a material negative or positive impact on our prospects.

PLAN OF OPERATION

Over the next six to twelve months we intend to raise and expend significant resources on the development of our mineral properties. We are in the process of developing a full business plan for the development of these resources over a five year period. We believe that we will make significant progress in working toward development of the mineral resources during the next six to twelve months. We also intend to acquire additional properties.

We also anticipate spending significant amounts of money related to development of our mineral properties. We anticipate our largest expenses will be geological, equipment and surveys, administrative, legal and accounting expenses, and salaries .

Our twelve-month plan requires us to accomplish the following steps:

●•	Obtaining substantial financing necessary to develop our mineral properties;

●•	Securing required environmental and governmental permits to begin exploration on the properties;

●•	Extensive surveying and sampling to verify the extent of the resource;

●•	Initial development of the resources as part of a comprehensive five year plan; and

●•	Seek out additional partners and business opportunities that will help us to increase revenues or build assets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar. We do undertake mineral development activities in Russia and Kazakhstan and financial and consultative activities in Europe, which involve transactions in the Ruble, Tenge,and Euro respectively.

Fair Value of Financial Instruments. The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2011 and March 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

The material weakness identified in our annual report on Form 10-K for the year ended December 31, 2010 was related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

None.

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

Dated: May 16, 2011