Form 10-Q
period 2011-06-30
SPECTRAL CAPITAL Corp
filed 2011-08-11
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011 there are issued and outstanding only common equity shares in the amount of 101,267,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	5

	Interim Consolidated Statements of Operations for the three month and six months ended June 30, 2011 and June 30, 2010 and cumulative from inception on February 9, 2005 through June 30, 2011 (unaudited)	6

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through June 30, 2011 (unaudited)	7

	Interim Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and cumulative from inception on February 9, 2005 through June 30, 2011 (unaudited)	8

	Notes to Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures about market risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits & Signature	29

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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,448,229	$1,993,751
Prepaid consulting fees	8,936	68,127
Total Current Assets	1,457,165	2,061,878

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(717)	(239)
Property and equipment, net	2,153	2,631

Mineral properties, net	16,859,008	1,311,508

Total Assets	$18,318,326	$3,376,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$39,096	$107,620
Accounts payable – related party	16,467	21,270
Accrued expenses	1,500	7,191
Total Liabilities	57,063	136,081

Stockholders’ Equity
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding (47,623 – 2010)	10,121	10,121
Additional paid-in capital	6,184,696	6,184,696
Common stock warrants	19,659,077	4,111,577
Deficit accumulated during the exploration stage	(7,592,631)	(7,066,458)
Total Stockholders’ Equity	18,261,263	3,239,936

Total Liabilities and Stockholders' Equity	$18,318,326	$3,376,017

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JUNE 30, 2011

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from February 9, 2005 (Inception) To June 30, 2011

REVENUES	$-	$-	$-	$287	$119,118

OPERATING EXPENSES
Selling, general and administrative	105,805	8,612	266,768	12,645	2,818,698
Wages and benefits	76,575	-	117,773	-	2,188,008
Legal fees	43,000	5,000	130,444	11,241	440,444
Research and development	-	-	-	-	1,965,424
Exploration costs	3,257	-	10,710	-	35,757
Beneficial conversion expense	-	-	-	-	230,900
Depreciation and amortization	239	-	478	-	21,867
TOTAL OPERATING EXPENSES	228,876	13,612	526,173	23,886	7,701,098

LOSS FROM OPERATIONS	(228,876)	(13,612)	(526,173)	(23,599)	(7,581,980)

OTHER INCOME (EXPENSE)	-	(1,250)	-	(2,500)	(10,651)

LOSS BEFORE INCOME TAXES	(228,876)	(14,862)	(526,173)	(26,099)	(7,592,631)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(228,876)	$(14,862)	$(526,173)	$(26,099)	$(7,592,631)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.32)	$(0.05)	$(0.56)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,267,623	46,631	101,267,623	46,631

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION

(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
AS OF JUNE 30, 2011
	Common Stock		Additional	Common Stock	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Warrants	Stage	Equity

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$(5,252,623)	$4,369

Correction of an accounting error					5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	999		-	300,000

Net loss for the year ended December 31, 2008	-	-	-		(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000		-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-		-	-

Net loss for the year ended December 31, 2009	-	-	-		(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	(5,616,984)	(58,992)
Conversion of debt to common stock	10,000	1	9,999	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	199,900	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	4,111,577	(7,066,458)	3,239,936
Stock warrants issued for mineral properties	-	-	-	15,547,500		15,547,500)
Net loss for the period					(526,173)	(526,173)

Balance, June 30, 2011	101,207,623	$10,121	$6,184,696	$19,659,077	$(7,592,631)	$18,261,263

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JUNE 30, 2011

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from February 9, 2005 (Inception) to June 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(526,173)	$(11,237)	$(7,592,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	-	21,867
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	1,226,382
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in prepaid expenses	59,191	-	(8,936)
Increase (decrease) in accounts payable & accrued expenses	(79,018)	9,798	62565
Cash flows used in operating activities	(545,522)	(1,439)	(3,852,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	-	-	(53,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	-	-	5,354,851

NET INCREASE (DECREASE) IN CASH	(545,522)	(1,439)	1,448,229
Cash, beginning of the period	1,993,751	6,098	-
CASH, END OF PERIOD	$1,448,229	$4,659	$1,448,229

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,881
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$15,547,500	$-	$16,859,008
Issuance of common stock warrants	$-	$-	$2,821,069

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The results of operations for the six months ended June 30, 2011 are not indicative of the results that may be expected for the full year

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
JUNE 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2011, the Company had $1,448,229 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2011 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

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

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2011, there have been no interest or penalties incurred on income taxes.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 19,000,000 at June 30, 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the period ended June 30, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of June 30, 2010.

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

Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed on the straight line method over the estimated useful lives of the assets, which are three years for the assets currently owned by the Company.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreign Currency Transactions
The business of the Company involves operational transactions in Canada and Europe for which it transacts payments in Canadian currency through a bank account maintained for that purpose. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of June 30, 2011 and 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

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
JUNE 30, 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,467 (December 31- $21,270) are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

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
JUNE 30, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

A summary of changes in stock options during the six months ended June 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	3,000,000	$1.00
Issued	0	0
Exercised	0	0
Expired	0	0
Outstanding, June 30, 2011	3,000,000	$1.00

As of June 30, 2011, the Company had incentive stock options issued as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 - STOCK-BASED COMPENSATION (CONTINUED)

Cash received from the exercise of stock options was $150,000 in fiscal 2010 and $0 in fiscal 2009. Stock option expense recognized in net earnings amounted to $1,170,713 in 2010 and $0 in 2009. As of June 30, 2011, there was $2,088,063 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 4.67 years.

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

During the period ended March 31, 2001, The Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65%  interest in a mining property in Kazakhastan. The company has estimated the fair value of the warrants issued  in connection with the acquistion of mineral interest at $ 15,547,500.

A summary of changes in share purchase warrants during the period ended June 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	1.06
Issued	5,000,000	3.50
Outstanding, June 30, 2011	20,850,000	$1.65

As of June 30, 2011, the Company had warrants issued as follows:

Warrants	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
5,000,000	1.00	9/20/2015
1,000,000	2.00	11/25/2012
5,000,000	3.50	01/14/2016

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 7 - COMMON STOCK WARRANTS (CONTINUED)

The estimated grant date fair value of the warrants granted during the period to June 30, 2011 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 80-142%, risk-free interest rate of .51-1.93%, an expected life of 2-5 years.

There were no warrants granted during the year ended December 31, 2009.

NOTE 8 – INCOME TAXES

The provision for Federal income tax consists of the following:

	June 30, 2011	June 30, 2010
Federal income tax attributable to:
Current operations	$178,900	$8,875
Less: valuation allowance	(178,900)	(8,875)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$2,581,900	$2,403,000
Less: valuation allowance	(2,581,900)	(2,403,000)
Net deferred tax asset	$-	$-

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
JUNE 30, 2011

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

The Company leases office space under an operating lease that expires on April 30, 2011.  The monthly rent is approximately $3,052. The minimum monthly rent due in 2011 is approximately $12,000. Rent expense for the periods ended June 30, 2011 and 2010 was $18,287 and $645 respectively.

NOTE 10– SUBSEQUENT EVENTS

On July 8, 2011 Spectral Capital Corporation (the "Company") entered into a Project Partnership and Financing Agreement ("Agreement") with representatives of the ROEL Group of companies based in Moscow, Russia to develop oil and gas projects in the Saratov Oblast of Russia.  Under the terms of the Agreement and ancillary documents, Spectral has agreed to obtain financing necessary to pay all expenses related to the development of an oil and gas property in the Saratov
Oblast of Russia, including immediate commitments to provide for financing of geological work, legal expenses and procurement expenses involved in having a license to the oil property issued to a newly constructed special purpose corporate entity where the project license and assets will reside.  The agreements give Spectral a 74% interest in the project for an initial financing commitment of $10,000,000 and a subsequent financing commitment that could be as much as $100,000,000 if the property meets relevant production and growth criteria.  The partnership is also focused on the securing of additional oil and gas and gold properties in the region.

On July 8, 2011, the Company entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date.

Management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any additional material subsequent events to disclose.

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

OVERVIEW

We are an exploration stage, natural resources company focused on the identification, acquisition, development, financing and extraction of natural resources in regions with a recent history of significant natural resource production, primarily in areas of the former Soviet Union.  We have been engaged in the natural resource field since August 2010.   We had initially focused our efforts on gold and have since expanded our efforts to include oil and gas.  We had initially acquired interests in two gold mining properties, one in the Chita Region of Russia and the other in the Bayankol River Region of Kazakhstan.  Subsequently, we formed a partnership with a Russian oil and gas development group to develop oil and gas fields in the Saratov region of Russia.  Because we acquire projects that, although they often have extensive Soviet era data and indications of huge potential, are at a very early stage and often without existing production, many of these projects will not ultimately prove economically feasible to develop.  We intend to maximize our potential returns investing cautiously in the development of our projects and continuously probing their viability.  At the moment we receive geological, post-closing due diligence information or results from further exploration that a project is not economically viable or is not likely to be sufficiently profitable based on current data, we cease development on the property and attempt to recover as much of our investment as possible.  It is through this continuous evaluation, acquisition and careful investment strategy the Spectral can create enormous shareholder value over time, as the economic potential of one of our properties, if successfully improved through careful investment, often exceeds $500,000,000.

We continue to acquire interests in new properties and develop our existing properties.  Although we do not have a historical track record in the development of natural resource properties, we have begun to assemble an appropriate management team that can help us to efficiently exploit these resources and identify other complimentary resources.  We have also engaged industry-leading geological consultants and are in the process of continuing to engage such consultants to help us in the planning and development of these resources.

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

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management.  Under the terms of the financing, for aggregate consideration of  $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share.  Under the terms of the agreements, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 12 months or the warrants will be cancelled and the 50,000,000 common shares would subject to repurchase by the company at $0.001 per share.  50,000,000 shares represents approximately 49.9% of our current issued and outstanding shares.  We are in negotiations to extend the period of warrant exercise in exchange for an additional financing commitment and anticipate that such an extension will occur.

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

On July 8, 2011,we entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date.

On July 11, 2011 we entered into a Project Partnership and Financing Agreement ("Agreement") with representatives of the ROEL Group of companies based in Moscow, Russia to develop oil and gas projects in the Saratov Oblast of Russia.  Under the terms of the Agreement and ancillary documents, we have agreed to obtain financing necessary to pay all expenses related to the development of an oil and gas property in the Saratov Oblast of Russia, including immediate commitments to provide for financing of geological work, legal expenses and procurement expenses involved in having a license to the oil property issued to a newly constructed special purpose corporate entity where the project license and assets will reside.  The agreements give us a 74% interest in the project for an initial financing commitment of $10,000,000 and a subsequent financing commitment that could be as much as $100,000,000 if the property meets relevant production and growth criteria.  The partnership is also focused on the securing of additional oil and gas and gold properties in the region.

Because we acquire projects that, although they often have extensive Soviet era data and indications of huge potential, are at a very early stage and often without existing production, many of these projects will not ultimately prove economically feasible to develop.  We intend to maximize our potential returns investing cautiously in the development of our projects and continuously probing their viability.  At the moment we receive geological, post-closing due diligence information or results from further exploration that a project is not economically viable or is not likely to be sufficiently profitable based on current data, we cease development on the property and attempt to recover as much of our investment as possible.  It is through this continuous evaluation, acquisition and careful investment strategy the Spectral can create enormous shareholder value over time, as the economic potential of one of our properties, if successfully improved through careful investment, often exceeds $500,000,000.   This necessarily means that a number of the projects that we acquire and invest in will not ultimately realize their potential and that our strategy for making incremental, careful investments and exiting properties aggressively when their initial promise is not realized through further exploration or other data is critical to producing these superior returns.

Resource extraction is an inherently uncertain enterprise.  Although we remain very encouraged by the sheer quantity of potential extractable resources on our properties, we do not yet have a JORC or NI-43-101 compliant report from an appropriately qualified independent person that would validate the extent of minerals (“Qualified Report”) or the independent equivalent for our oil and gas project.  We must rely for our internal planning, financing efforts and exploration efforts on Soviet era data on both properties and on more recent geological work that has not yet been completed to the extent that a Qualified Report can be prepared.  It is possible that we will discover significant economic or geological barriers to the extraction of these resources or that the geological and metalurgial information that we have relied upon to date may prove to be flawed in some fashion.

In addition, we have not yet completed the process of transferring, recording and perfecting title in our mineral or oil and gas projects in an appropriately formed special purpose vehicles constituted under local law as required by a our joint venture agreements and as necessary to secure the type of financing we intend to secure. We anticipate that this process will be completed for projects in our portfoilo during 2011, although Ministry of Natural Resources or other competent body final transfer approval could take longer than we currently anticipate.

We have also had significant challenges validating clear title and full-ownership in our Bayankol property due to the language, legal and information technology barriers that exist in the environments where we do business.  We have engaged competent experts for this purpose.  We anticipate that these challenges are temporary in nature and will be dealt with within the next 90 days.

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

Our counterparty in this property, International Asset Holding Corporation, has provided us assurances, which we have validated with competent third parties, that we will successfully be able to receive transfer approval from the appropriate government entities and otherwise secure the license in the appropriate special purpose vehicle to facilitate financing.  There are still some business barriers between the individuals holding title to Bayankol and our counterparty, but we have been assured that these business issues are resolvable, provided other geological information and market conditions continue to point to project viability.

There are also substantial environmental concerns related to the development of our Bayankol property.  We have retained an environmental expert on Kazakhstan, our VP Joel Adamson, to help us to assess the environmental barriers to economic gold production on the property. The property is also near a military base and close to the restricted Chinese border area, which has delayed and complicated our property access.

At this point, we believe that there is still substantial promise in our Bayankol property and that it could provide for the $500,000,000 plus in project value we seek.  We are in the process of developing our next set of data on the project which will give us more insight on its continued potential and viability and expect to have such information prior to the end of the year.

Of course, there can be no assurance that either our Bayankol or Saratov projects will have valid licenses transferred to special purpose vehicles with appropriate ministry approval and clear, valid license title within the timeframe that we anticipate.

Ultimately, as is true with any company that invests in promising, early stage natural resource projects, a large proportion of the projects that we acquire may fail to realize their initial promise.   This is why we minimize the investment required to achieve each significant value increment in project development, continuously evaluate our portfolio, terminate projects that fail to achieve required progress at each value increment and continuously acquire new projects.  Over time, we believe that this model, because the potential upside of each project is so large and the incremental spending is controlled, will result in superior returns.  Eventually, our projects will require tens of millions or hundreds of millions of dollars in investment, but when they reach those milestones, our ownership interest will have substantial value and our shareholders will have benefitted accordingly and multiple avenues of financing are available for us to make such investments as appropriate.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s year end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2011, the Company generated $119,118 in revenues and posted a net loss of $7,581,980 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered an exploration stage company.

The Company had its independent auditors re-audit its December 31, 2008 financial statements and the Company restated its financial statements for the period ending March 31, 2008 in its 10K for the period ended December 31, 2009.

Cash and Working Capital

The Company's cash balance as of June 30, 2011 was $1,448,229, as compared to the cash balance of $1,638,318 as of March 31, 2011.

Three Month Period Ending June 30, 2011 and June 30, 2010 and from Inception to June 30, 2011

Operating expenses for the three-month period ended June 30, 2011 totaled $228,678, for the three month period ended June 30, 2010, $13,612 and from inception to the period ended June 30, 2011 totaled $7,701,098. The company experienced a net loss of $228,876, $14,862 and $7,592,631 for the three month period ended June 30, 2011, June 30, 2010 and from inception to period ended June 30, 2011, respectively, against $0 in revenues from operations for the three month period ending June 30, 2011, $0 for the three month period ended June 30, 2010 and $119,118 in revenue from the period since inception. The major expenses during this three-month period were for wages, general and administrative expenses, legal and accounting fees.

In a company like Spectral that does not yet produce revenue from its operations, quarter-to-quarter expense comparisons can be difficult, as the natural resources exploration business tends to involve seasonal expenditures.  However, as there were no significant seasonal expenditures during the first six months of 2011, it can be meaningful to compare operating expenses between the three-month period ending June 30, 2011 and the three month period ending March 31, 2011, to assess the trajectory of operating expenses.  Operating expenses for the three months ending June 30, 2011 were $228,768 and for the three months ending March 31, 2011, they were $297,297.  This means expenses decreased by $68,529 or 23% during the quarter.  We believe that this savings is attributable to management’s continued efforts to streamline costs, extract service provider discounts and control expenses.  Although management anticipates that we will end up spending several million dollars on exploration related expenses in the next 24 months, management’s ability to contain operating expense growth and reduce operating expenses means maximizes the company’s ability to make exploration expenditures when appropriate.

There are no significant revenues due to the fact that our mineral properties are not yet in production.  There is no comparable period because we were winding down our technology business in the three months ended June 30, 2010 and did not yet have any natural resource properties., which is why we have included the above expense comparison  to the expenses of the quarter ending March 31, 2011 .

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended June 30, 2011 and $0.32 for the three month period ended June 30, 2010, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009 and subsequent share issuances.

Liquidity and Capital Resources

For the six month period ended June 30, 2011, net cash used in operating activities, consisting mostly of loss from operations was $545,522. For the period from inception to June 30, 2011, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $3,852,919.

For the period from inception to June 30, 2011, net cash resulting from financing activities was in the amount of $5,354,851.  We did not conduct a financing during the six-month period ending June 30, 2011.

Our capital resources are sufficient to meet our current operating needs for the next 12 months or longer.  However, we do not are not currently and will not in the foreseeable future generate any revenue, and to date have relied on the sale of equity securities and the exercise of warrants to fund our operations.

Future Financings

We anticipate that we will pursue additional financing and that the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued.  These warrants could yield a total of $9,850,000 in financing for the company and the investor is required to exercise at least $1,000,000 in warrants by August 17, 2011 or the Company has the right to repurchase the common stock held by the investor.  We are currently in negotiations to grant an extension to these investors in exchange for some level of additional financing commitment and believe it is likely that agreement on an extension will be reached.  If we are successful in completing the exercise of the warrants or any other equity financing, existing shareholders will experience dilution of their interest in our company.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Contingencies

Our financial statements have been prepared assuming we will continue as a going concern. In order to develop and finance our natural resource properties, we will need to have the licenses for these properties transferred into an appropriate special purpose vehicle formed for such a transfer.  The transfer must also be approved by the appropriate governmental body.  It is unlikely that we would be able to enforce our rights to exploit the natural resource properties in the event of a dispute under local law until the license is transferred.  Additionally, we do not have modern, NI 43-101 or JORC qualified geological data or equivalents on our properties and the assumptions we have made regarding the economic feasibility of natural resource extraction on our properties may need to be revised once such reports become available.  This could have a material negative or positive impact on our prospects.

PLAN OF OPERATION

We are a diversified, early stage natural resource company.   We have acquired and intend to acquire a portfolio of early stage natural resource projects, primarily in the former Soviet Union.  We seek a balance between projects that are completely green-field, exploration stage projects and those where there is a small amount of initial production or significant historical production that validates the resource.  We are particularly interested in properties that have extensive Soviet-era data.  This data cost the Soviet Union millions of dollars to compile and we have found it to be generally reliable and relatively easy to convert into modern JORC or NI 43-101 compliant reports.  This data helps us to select projects appropriately and minimize our risk.  We seek projects that generally have at least $500,000,000 in potential value, extensive Soviet Era data, can be improved significantly and advanced to the next value increment for a modest investment relative to their potential and whose significant cash needs, those in excess of $10,000,000 are financeable by our partner institutions once initial value increments have been satisfied.  We seek majority control of these projects, a clear environmental, legal and regulatory path forward and a license properly transferred to a clean, special purpose vehicle that we control.

We intend to acquire a number of these properties over the next six to twelve months.  Some of these properties will fail to live up to their promise.  We will expend a modest amount of money on them and receive back data that is sub-optimal.  At that point, we will terminate our ownership of the project and attempt to either make a small profit on our investment to date or at least recover our invested costs.  This may not always be possible, so we keep the early stage investments to a minimum due to the possibility of losing such investment.  Once a property has been successfully advanced to the next value increment or value increments through the careful and judicious application of capital and our network of geological and exploration resources, we will secure significant additional financing for the property, which can easily run into the tens of millions of dollars or more.  At this point, once such financing has been secured, it may make sense for Spectral to spin off these properties into a separate public company or partner with a public company or industry partner to develop the projects to production.  It is possible that an asset we acquire will prove to be so attractive that we would want to build the native capability within our organization to take such a project to full-scale production.  We do not have such a capability now, but could develop it in the future for the right project.  Given that we risk minimal capital at each stage of the project development cycle, have potentially hundreds of millions of dollars in upside if our early stage efforts are successful and given the diverse portfolio of projects we are acquiring, we think that Spectral’s operating plan is a provides a roadmap for superior shareholder value.

Although we have developed our plan broadly, as articulated in the preceding paragraphs, over the next six to twelve months we intend to raise and expend significant resources on the development of our natural resource properties and develop more specific and detailed plans based on newly acquired assets as we build our project portfolio.  We are in the process of developing a full business plan for the development of these resources over a five-year period and will continue to develop this plan as we acquire additional projects.  We believe that we will make significant progress developing our portfolio and seeking additional financing over the next six to twelve months.

We also anticipate spending significant amounts of money related to development of our natural resource properties.  We anticipate our largest expenses will be geological exploration, equipment and surveys, administrative, legal and accounting expenses, and salaries.

Our twelve-month plan requires us to accomplish the following steps:

•	Obtaining substantial financing necessary to develop our natural resource properties;

•	Securing required environmental and governmental permits to begin exploration on the properties;

•	Extensive surveying and sampling to verify the extent of the resources, including drilling on our oil and gas projects;

•	Aggressively Acquiring additional natural resource properties in the former Soviet Union

•	Initial development of the resources as part of a comprehensive five year plan; and

•	Seek out additional partners and business opportunities that will help us to increase revenues or build assets.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2011 and June 30, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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
The material weaknesses identified in our annual  report on Form 10-K for the year  ended  December  31,  2010 were  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

None.
Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

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

Dated: August 11, 2011