Form 10-Q
period 2011-09-30
SPECTRAL CAPITAL Corp
filed 2011-11-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011 there are issued and outstanding only common equity shares in the amount of 101,267,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

	Interim Consolidated Statements of Operations for the three month and nine months ended September 30, 2011 and September 30, 2010 and cumulative from inception on February 9, 2005 through September 30, 2011 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through September 30, 2011 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and cumulative from inception on February 9, 2005 through September 30, 2011 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	18

Item 3.	Quantitative and Qualitative Disclosures about market risk	233

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures
		23
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	233

Item 4.	Submission of Matters to a Vote of Security Holders.	23

Item 5.	Other Information	23

Item 6. Exhibits & Signature		24

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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,051,490	$1,993,751
Prepaid consulting fees	2,978	68,127
Total Current Assets	1,054,468	2,061,878

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(956)	(239)
Property and equipment, net	1,914	2,631

Mineral properties, net	15,547,500	1,311,508

Total Assets	$16,603,882	$3,376,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$42,316	$107,620
Accounts payable – related party	16,467	21,270
Accrued expenses	1,500	7,191
Total Liabilities	60,283	136,081

Stockholders’ Equity
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding	10,121	10,121
Additional paid-in capital	6,184,696	6,184,696
Common stock warrants	18,347,569	4,111,577
Deficit accumulated during the exploration stage	(7,998,787)	(7,066,458)
Total Stockholders’ Equity	16,543,599	3,239,936

Total Liabilities and Stockholders' Equity	$16,603,882	$3,376,017

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2011

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from February 9, 2005 (Inception) To September 30, 2011

REVENUES	$-	$60	$-	$347	$119,118

OPERATING EXPENSES
Selling, general and administrative	152,463	8,815	419,231	21,459	2,971,161
Wages and benefits	70,954	45,000	188,727	45,000	2,258,962
Legal fees	83,000	-	213,444	11,241	523,444
Research and development	-	-	-	-	1,965,424
Exploration costs	99,500	-	110,210	-	135,257
Beneficial conversion expense	-	-	-	-	230,900
Depreciation and amortization	239	-	717	-	22,106
TOTAL OPERATING EXPENSES	406,156	53,815	932,329	77,700	8,107,254

LOSS FROM OPERATIONS	(406,156)	(53,755)	(932,329)	(77,353)	(7,988,136)

OTHER INCOME (EXPENSE)	-	1,375	-	(1,126)	(10,651)

LOSS BEFORE INCOME TAXES	(406,156)	(52,380)	(932,329)	(78,479)	(7,998,787)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(406,156)	$(52,380)	$(932,329)	$(78,479)	$(7,998,787)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,267,623	83,390,956	101,267,623	27,828,734

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
AS OF SEPTEMBER 30, 2011

	Common Stock		Additional	Common	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Stock Warrants	Development Stage	Stockholders’ Equity

Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$(5,252,623)	$4,369

Correction of an accounting error					5,947	5,947
Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	999		-	300,000

Net loss for the year ended December 31, 2008	-	-	-		(292,310)	(292,310)
Balance, December 31, 2008	46,631	5	5,556,987	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000		-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-		-	-

Net loss for the year ended December 31, 2009	-	-	-		(77,998)	(77,998)
Balance, December 31, 2009	47,623	5	5,557,987	-	(5,616,984)	(58,992)
Conversion of debt to common stock	10,000	1	9,999	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	199,900	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	(1,449,474)	(1,449,474)
Balance, December 31, 2010	101,207,623	10,121	6,184,696	4,111,577	(7,066,458)	3,239,936
Stock warrants issued for mineral properties	-	-	-	15,547,500		15,547,500)
Stock warrants cancelled				(1,311,508)		(1,311,508)
Net loss for the period					(932,329)	(932,329)

Balance, September 30, 2011	101,207,623	$10,121	$6,184,696	$18,347,569	$(7,998,787)	$16,543,599

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2011

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from February 9, 2005 (Inception) to September 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(932,329)	$(78,479)	$(7,998,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	-	22,106
Common stock issued for compensation	-	-	2,129,250
Common stock issued for services	-	-	47,000
Stock options issued for services	-	-	1,226,382
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
(Increase) decrease in prepaid expenses	65,149	-	(2,978)
Increase (decrease) in accounts payable & accrued expenses	(75,798)	28,829	65,785
Cash flows used in operating activities	(942,261)	(49,650)	(4,249,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	-	-	(53,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	50,000	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	-	-	5,354,851

NET INCREASE (DECREASE) IN CASH	(942,261)	350	1,448,229
Cash, beginning of the period	1,993,751	6,098	-
CASH, END OF PERIOD	$1,051,490	$6,448	$1,051,490

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,881
Income taxes paid	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in a recapitalization of the Company on March 7, 2005	$-	$-	$101,956
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$15,547,500	$-	$16,859,008
Issuance of common stock warrants	$-	$-	$2,821,069

The accompanying notes are an integral part of these financial statements

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The results of operations for the nine months ended September 30, 2011 are not indicative of the results that may be expected for the full year

The company was incorporated on September 13, 2000 under the laws of the State of Nevada and changed its name to FUSA Capital Corporation on June 17, 2005.  On March 7, 2005, the Company acquired all of the issued and outstanding shares of FUSA Technology Investments, Inc., formed on February 9, 2005 under the laws of the State of Nevada. For accounting purposes, the transaction was accounted for as a recapitalization such that the historical transactions of the acquired company were carried forward.

On July 27, 2010, the Company changed its name to Spectral Capital Corporation.

The Company has been in the business of developing Internet search engine technology. As of October, 2010, the company ceased its Internet search engine technology business.  As further described in Note 3, the Company has purchased interests in various mineral properties and is exploring various oil and gas opportunities and has been engaged in the natural resources business since August of 2010. Development and exploration activities are currently being evaluated.

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
SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2011, the Company had $1,051,490 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2011 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

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

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2011, there have been no interest or penalties incurred on income taxes.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 19,000,000 at September 30, 2011, representing outstanding warrants and options were not included in the computation of diluted earnings per share for the period ended September 30, 2011, as their effect would have been anti-dilutive. There were no such common stock equivalents outstanding as of September 30, 2011.

During the year ended December 31, 2009, the Company affected a 1500:1 reverse share split. All share and per share data has been adjusted to reflect such stock split.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

Mineral  and Oil and Gas Properties
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
SEPTEMBER 30, 2011

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

Foreign Currency Transactions
The business of the Company involves operational transactions in Canada and Europe for which it transacts payments in Canadian currency through a bank account maintained for that purpose. At the time of payment, each Canadian disbursement is translated into the U. S. dollar equivalent amount and an exchange gain or loss on currency is recorded at that time. As of September 30, 2011 and 2010, the Canadian bank account balance, which was the only account balance maintained in foreign currency at that date was converted into a U. S. dollar equivalent amount.

Recent Accounting Pronouncements
Spectral Capital does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – MINERAL PROPERTIES

On September 20, 2010, Spectral Capital Corporation entered into a Definitive Financing Agreement ("Agreement")  with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation.  Subsequently, Spectral acquired an additional 5% interest in the properties.  On July 8, 2011, the Company effectively rescinded the transaction due to disappointing geological information received from the Company’s retained, independent third party experts and on that date entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 – MINERAL PROPERTIES ( continued)

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

See Note 9.  Subsequent to entering into this agreement, the Company has had difficulty verifying clear title to the property, transferring the property into a newly formed Joint Venture special purpose vehicle as required by the Definitive Financing Agreement and obtaining the necessary geological information to proceed with development of the property.   If the Company is no able to obtain the required information and the transfer of title to the special purpose entity within the near term, the Company will most likely abandon its interests in the property and cancel the outstanding warrants.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,467 (December 31- $21,270) are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

NOTE 5 – NOTES PAYABLE

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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
SEPTEMBER 30, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 7 - STOCK-BASED COMPENSATION

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

A summary of changes in stock options during the nine months ended September 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	3,000,000	$1.00
Issued	0	0
Exercised	0	0
Expired	0	0
Outstanding, September 30, 2011	3,000,000	$1.00

As of September 30, 2011, the Company had incentive stock options issued as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
3,000,000

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 - STOCK-BASED COMPENSATION (CONTINUED)

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

Cash received from the exercise of stock options was $150,000 in fiscal 2010 and $0 in fiscal 2009. Stock option expense recognized in net earnings amounted to $1,170,713 in 2010 and $0 in 2009. As of September 30, 2011, there was $2,088,063 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 4.67 years.

NOTE 8 - COMMON STOCK WARRANTS

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

During the period ended March 31, 2011, The Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhstan. The company has estimated the fair value of the warrants issued in connection with the acquisition of mineral interest at $ 15,547,500. Subsequent to entering into this agreement, the Company has had difficulty verifying clear title to the property, transferring the property into a newly formed Joint Venture special purpose vehicle as required by the Definitive Financing Agreement and obtaining the necessary geological information to proceed with development of the property.   If the Company is no able to obtain the required information and the transfer of title to the special purpose entity within the near term, the Company will most likely abandon its interests in the property and cancel the outstanding warrants.

On July 8, 2011, the Company entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 8 - COMMON STOCK WARRANTS (CONTINUED)

A summary of changes in share purchase warrants during the period ended September 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	1.06
Issued	5,000,000	3.50
Cancelled	(5,000,000)	(1.00)
Outstanding, September 30, 2011	15,850,000	$1.65

As of September 30, 2011, the Company had warrants issued as follows:

Warrants	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
1,000,000	2.00	11/25/2012
5,000,000	3.50	01/14/2016

The estimated grant date fair value of the warrants granted during the period to September 30, 2011 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 80-142%, risk-free interest rate of .51-1.93%, an expected life of 2-5 years.

There were no warrants granted during the year ended December 31, 2009.

NOTE 9 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2011	September 30, 2010
Federal income tax benefit attributable to:
Current operations	$316,990	$26,682
Less: valuation allowance	(316,990)	(26,682)
Net provision for Federal income taxes	$-	$-

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 9 – INCOME TAXES ( CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$2,719,588	$2,403,000
Less: valuation allowance	(2,719,588)	(2,403,000)
Net deferred tax asset	$-	$-

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
SEPTEMBER 30, 2011

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

The Company leases office space under an operating lease that expired on October 31, 2011.  The monthly rent is approximately $3,052. The lease agreement has been extended on a month-to-month agreement at the same monthly rent. Rent expense for the periods ended September 30, 2011 and 2010 was $28,609 and $645 respectively.

NOTE 11– SUBSEQUENT EVENTS

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

OVERVIEW

We are an exploration stage, natural resources company focused on the identification, acquisition, development, financing and extraction of natural resources in regions with a recent history of significant natural resource production, primarily in areas of the former Soviet Union.  We have been engaged in the natural resource field since August 2010.   We had initially focused our efforts on gold and have since expanded our efforts to include oil and gas.  We had initially acquired interests in two gold mining properties, one in the Chita Region of Russia and the other in the Bayankol River Region of Kazakhstan.  Early stage natural resource projects remain highly speculative and we may end up not pursuing a substantial number of the properties we acquire.  We have since sold our interest in our Chita property once we discovered disappointing geological information provided by our retained third party experts.  Subsequently, we formed a partnership with a Russian oil and gas development group to develop oil and gas fields in the Saratov region of Russia.  Because we acquire projects that, although they often have extensive Soviet era data and indications of huge potential, are at a very early stage and often without existing production, many of these projects will not ultimately prove economically feasible to develop.  We intend to maximize our potential returns investing cautiously in the development of our projects and continuously probing their viability.  At the moment we receive geological, post-closing due diligence information or results from further exploration that a project is not economically viable or is not likely to be sufficiently profitable based on current data, we cease development on the property and attempt to recover as much of our investment as possible.  It is through this continuous evaluation, acquisition and careful investment strategy the Spectral can create enormous shareholder value over time, as the economic potential of one of our properties, if successfully improved through careful investment, often exceeds $500,000,000.

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

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on September 13, 2000 as an entertainment company.  The company abandoned this line of business in March of 2004 and by certificate of amendment filed June 17, 2004, we changed our name to FUSA Capital Corporation.

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

 From April, 2005 until September 2010, we were engaged continuously in the development and operation of consumer focused media search engine technologies and portals. We ceased this business in October, 2010.

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

In September 2010, the Company purchased an initial 47% interest in mineral properties in the Chita region of the Russian Federation, which the company subsequently increased to 52%. On July 8, 2011,we entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma our 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date.  The company no longer maintains any interest in the Chita properties.

In January, 2011, we purchased a 65% interest in mineral properties in the Bayankol River region of Kazakhstan (“Bayankol”) in exchange for a financing commitment to develop the property and the issuance of warrants to purchase 5,000,000 shares of the company’s common stock.  The financing commitment was contingent on certain events happening per the Definitive Financing Agreeement and related documents. Subsequent to entering into these agreements, the Company has had difficulty verifying clear title to the property, transferring the property into a newly formed Joint Venture special purpose vehicle as required by the Definitive Financing Agreement and obtaining the necessary geological information to proceed with development of the property.   If the Company is no able to obtain the required information and the transfer of title to the special purpose entity within the near term, the Company will most likely abandon its interests in the property and cancel the outstanding warrants.

On July 8, 2011 we entered into a Project Partnership and Financing Agreement ("Agreement") with representatives of the ROEL Group of companies based in Moscow, Russia to develop oil and gas projects in the Saratov Oblast of Russia.  Under the terms of the Agreement and ancillary documents, we have agreed to obtain financing necessary to pay all expenses related to the development of an oil and gas property in the Saratov Oblast of Russia, including immediate commitments to provide for financing of geological work, legal expenses and procurement expenses involved in having a license to the oil property issued to a newly constructed special purpose corporate entity where the project license and assets will reside.  The agreements give us a 74% interest in the project for an initial financing commitment of $10,000,000 and a subsequent financing commitment that could be as much as $100,000,000 if the property meets relevant production and growth criteria.  The partnership is also focused on the securing of additional oil and gas and gold properties in the region.

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

There are also substantial environmental concerns related to the development of our Bayankol property. The property is also near a military base and close to the restricted Chinese border area, which has delayed and complicated our property access.  At this point, we have serious doubts regarding the prospects of our Bayankol property and whether or not it could provide for the $500,000,000 plus in project value we seek.  We are in the process of developing our next set of data on the project which will give us more insight on its continued potential and viability and expect to have such information prior to the end of the year.  At that time, we will make the decision as to whether to proceed with development of the property or to rescind our warrants and return our interest in the property to our partner.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2011, the Company generated $119,118 in revenues and posted a net loss of $7,581,980 resulting from costs of general and administrative expenses, website development stock compensation and interest expenses. The Company is considered an exploration stage company.

Cash and Working Capital

The Company's cash balance as of September 30, 2011 was $1,051,490, as compared to the cash balance of $1,448,229as of June 30, 2011.

Three month Period Ending September 30, 2011 and June 30, 2010 and from Inception to September 30, 2011

Operating expenses for the three-month period ended September 30, 2011 totaled $406,156, for the three month period ended September 30, 2010, $53,815 and from inception to the period ended September 30, 2011 totaled $8,107,254. The company experienced a net loss of $406,156, $52,380 and $7,998,787 for the three month period ended September 30, 2011, September 30, 2010 and from inception to period ended September 30, 2011, respectively, against $0 in revenues from operations for the three month period ending September 30, 2011, $60 for the three month period ended September 30, 2010 and $119,118 in revenue from the period since inception. The major expenses during this three-month period were for wages, general and administrative expenses, legal and accounting fees.

In a company like Spectral that does not yet produce revenue from its operations, quarter-to-quarter expense comparisons can be difficult, as the natural resources exploration business tends to involve seasonal expenditures.  However, as there were no significant seasonal expenditures during the first nine months of 2011, it can be meaningful to compare operating expenses between the three-month period ending September 30, 2011 and the three-month period ending June 30, 2011, to assess the trajectory of operating expenses.  Operating expenses for the three months ending September 30, 2011 were $406,156 and for the three months ending June 30, 2011, they were $228,768.  This means expenses increased by $177,388 or 77% during the quarter.  We believe that this increase is attributable to expenses related to the Company’s project in Saratov, Russia as well as travel and other expenses related to the company’s ongoing efforts to finance its continued growth and expenses related to the evaluation of new acquisition opportunities. Costs would be higher, but for management’s continued efforts to streamline costs, extract service provider discounts and control expenses.  Although management anticipates that we will end up spending several million dollars on exploration related expenses in the next 24 months, management’s ability to contain operating expense growth relative to the worldwide financing, acquisition and exploration activities the company is undertaking maximizes the company’s ability to make exploration expenditures when appropriate.

There are no significant revenues due to the fact that our mineral properties are not yet in production.  There is no comparable period because we were winding down our technology business in the three months ended September 30, 2010 and did not yet have any natural resource properties in development, which is why we have included the above expense comparison to the expenses of the quarter ending June 30, 2011.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended September 30, 2011 and $0.01 for the three month period ended September 30, 2010, which reflects our 1500 to 1 reverse split as of the record date of July 6, 2009 and subsequent share issuances.

Liquidity and Capital Resources

For the nine month period ended September 30, 2011, net cash used in operating activities, consisting mostly of loss from operations was $942,261. For the period from inception to September 30, 2011, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $4,249,358.

For the period from inception to September 30, 2011, net cash resulting from financing activities was in the amount of $5,354,851.  We did not conduct a financing during the six-month period ending September 30, 2011.

Our capital resources are sufficient to meet our current operating needs for the next 12 months or longer, however we will not be able to grow our natural resources properties as we desire to make targeted acquisitions without raising additional funds.  We do not are not currently and will not in the foreseeable future generate any revenue, and to date have relied on the sale of equity securities and the exercise of warrants to fund our operations.

Future Financings

We anticipate that we will pursue additional financing and that the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued.  These warrants could yield a total of $9,850,000 in financing for the company and the investor is required to exercise at least $1,000,000 in warrants by August 17, 2011 or the Company has the right to repurchase the common stock held by the investor.  We have given an extension to these investors until December 31, 2011 while we negotiate an additional financing commitment.  If we are successful in completing the exercise of the warrants or any other equity financing, existing shareholders will experience dilution of their interest in our company.

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

Spectral Captial Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer
/s/ Stephen Spalding
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: November 14, 2011