Form 10-Q/A
period 2011-09-30
SPECTRAL CAPITAL Corp
filed 2011-11-16
CIK 1131903

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for hte purpose of furnishing Exhibit 101 to the original report, which contains the XBRL interactive data files.

Item 6. Exhibits

EXHIBITS

List of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

* Filed previously

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

Dated: November 15, 2011