Form 10-K
period 2011-12-31
SPECTRAL CAPITAL Corp
filed 2012-03-30
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011.

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

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

           Large accelerated filer   [ ]                                           Accelerated filer   [ ]
           Non-accelerated filer (Do not check if a smaller reporting company) [ ]                 Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The number of shares of the issuer’s Common Stock outstanding as of March 29, 2012 is 101,207,623.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the FINRA OTC BB exchange) was approximately $91 million.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are an exploration stage natural resources company focused on the identification, acquisition, development, financing and extraction of natural resources in regions with a recent history of significant natural resource production.  We have a acquired a controlling interest in an oil and gas property in Alberta, Canada and an option in a gold mining property in Kazakhstan, as well as conducted due diligence, evaluation and pre-acquisition activities on a number of other natural resource properties around the world.  Although we do not have a historical track record in the development of natural resource properties, we have begun to assemble an appropriate  management team that can help us to efficiently exploit these resources and identify other complimentary resources.  We have also engaged industry-leading consultants and are in the process of continuing to engage such consultants to help us in the planning and development of these resources.

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

On August 18, 2010, we entered into a financing with a third party, Trafalgar Wealth Management.  Under the terms of the financing, for aggregate consideration of  $50,000 or $0.001 per common share, we sold 50,000,000 common shares and issued warrants to purchase 10,000,000 common shares at an exercise price of $1.00 per share.  Under the terms of the agreements as amended in 2011, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants over the next 24 months or Spectral will receive back 5,000,000 of the shares.

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

In July, 2011, we conveyed our interest in our Chita property back to our counterparty in exchange for cancellation of warrants to purchase Spectral common stock issued in the transaction and our right to be reimbursed for incurred costs to date.   We have not yet sought any reimbursement under this agreement.

In September, 2011, we developed a partnership in Saratov, Russia to acquire and develop oil leases in the region.

In December, 2011, we restructured our interest in our Bayankol property The agreement rescinded the original transaction of January 14, 2011 and the previously issued warrants were cancelled.  Spectral agreed to issue 1,000,000 common shares of Spectral stock in exchange for an option to purchase 65% of the property.  Spectral will also have an obligation to find third party debt financing of $200,000,000 over five years to maintain its interest in the Bayankol property.

In February, 2012, we acquired a 60% interest in a Canadian oil and gas field in the Red Earth region of Alberta for a cash payment of $750,000, which we paid.  Under the agreement, we also have the right to fund additional drilling on the property up to $17,500,000 on a secured creditor basis.  The property is currently in production and producing oil.  There are eight permitted drilling locations on the property.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s year end is December 31.

PRINCIPAL PRODUCTS AND SERVICES

We are engaged in the identification, acquisition, development and operation of natural resource properties in order to extract oil and gas, gold and other natural resources.  Natural resource extraction is a complex business, but the chief economic principal behind businesses within our sector is the ability to extract resources from leased properties at a total cost that is profitable based on world prices for the relevant commodity.  There are a number of factors that contribute to how cost effective extraction of natural resources is on any given property.  These include the geological conditions, the geographic location and proximity to relevant equipment, labor supplies, shipping ports, pipelines, train depots, highways and other means of transport and the quantity of natural resources contained the property, environmental concerns and regulations, extraction taxes imposed by local authorities, financing and other capital costs, labor costs and the costs of transportation of extracted material.  Other costs include environmental and permitting costs, facility maintenance, the costs of management and administration, insurance and extensive advance geological work that must be done to verify the resource and develop an economically efficient extraction plan.

Companies within this sector have a variety of areas of principal competence.  Some companies focus on aggressively pursuing reserves in countries and regions where security, legal transparency, political stability and limited indigenous management resources can provide opportunities to acquire substantial reserves with a minimal initial capital commitment.  These companies then must do the specialized work of lowering the risk profile of an identified resource to the point where it is able to attract development financing at a reasonable cost of capital.   Other companies manage to compete and acquire natural resource properties in lower risk countries at reasonable asset acquisition prices and modest capital and maintenance requirements, because they focus on areas not that are not widely explored by large companies.  Spectral is this type of company.  We focus on the junior natural resource opportunity, especially in oil and gas and we seek out environments where we have a competitive advantage and can acquire and operate assets cheaply.  We have such an opportunity in both Alberta, Canada and Saratov, Russia, based on the deep management expertise, local knowledge, favorable positioning, ability to identify and close transactions quickly and our willingness to purchase assets that are abandoned, shut-in, in a receiver status or otherwise mispriced relative to their economic potential.  Our business differs from those companies whose capital reserves, deep operational expertise, scale, efficiencies and internal geological expertise allow them to select and develop properties without having to engage in extensive risk mitigation and without having to minimize capital expenditures.   These companies tend to operate in areas where there is greater political stability and fewer operational challenges and they can command favorable terms in their negotiation of interest purchases from rights holders, but they are only interested in buying projects at scae.  Because companies like Spectral specialize in developing a property to the extent that risk is mitigated and the property becomes financeable through traditional sources of capital, Spectral focuses on acquiring properties with huge potential upside that are not at the right stage of development, in the right area or at the right scale for a major industry player.   As we aggregate these resources, we can build an attractive, cash-flowing natural resource portfolio that can reach the scale where we can be both attractive to and competitive with the other junior companies in the sub $1 billion market segment.

Our exploration and production activities are currently conducted Canada, Russia and Kazakhstan.  Natural resource interests may be owned by (a) the country, (b) the state or province, or (c) private parties.  We have acquired  our existing oil and gas interests from private parties who in turn leased them from the state.  We are in the process of attempting to acquire some oil and gas properties directly from the government in Russia.  Our Bayankol project is owned by a private party.  Where prospective natural resource properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property.  We have currently acquired our existing properties under definitive financing agreements which spell out the terms and conditions of our acquisition of an interest in the property and joint venture agreements which specify how the operation of the property is to be conducted.  Our business is to generally acquire an interest in a  long-term oil and gas or mineral lease under which we acquire the right to explore and develop the property in exchange for minimum financing commitments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production.  We have also granted and intend to continue to grant, significant common stock/warrant positions to lease holders as a means of securing natural resource properties with significant potential while lowering/minimizing our capital outlay.

Of course, these leased interests are subject to the same risk of defective title that is common to all real property interests and managing these risks is a significant part of our business. Additionally, oil and gas leases as well as mineral leases are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of many oil and gas leases or mineral leases solely from an examination of the public real estate records, especially when differences in legal systems and languages make such efforts time consuming, expensive and imprecise, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an oil and gas or mineral interest.  Part of our business consists in making sure that all necessary local steps to maintain a particular interest are completed in a timely fashion.

Natural resource exploration involves two significant stages; identifying, confirming and mapping the resource so as to secure financing and facilitate efficient extraction and the extraction itself.  This is true of oil and gas or mining.  The main difference in Spectral’s strategy is that we tend to focus on oil and gas and mineral properties that have already produced, thus eliminating the need for some of the expensive geological work that proceeds production.  The exploration normally uses a number of geological techniques, including seismic and 3D seismic, examining drilling and production on other neighboring properties, in the case of mining extensive drilling and chemical assays on ore samples throughout the property to map, indentify and plan the extraction operation together with estimates on extraction and refining costs per ton of ore/ounce of gold as well as a specific plan of how to most efficiently map an extraction plan on the property.  In the case of oil and gas properties, the acquisition and recompletion of abandoned or shut-in wells can be highly profitable and allow for low-cost asset acquisition, but it is also technically demanding and can require specific regional expertise.  We have successfully conducted recompletion of our Alberta property and brought it into oil production.  We believe we will be able to continue to grow that portfolio over time and use the same technique to expand cost-effectively.

Oil and Gas Extraction

We use some terms in oil and gas which have not been common to our previous public disclosure, as we have only entered the oil and gas field in 2011.  The definitions set forth below apply to the indicated terms as used in this report. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

3-D seismic.  The method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

Bbl.  One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Boe.  Barrels of oil equivalent in which six Mcf of natural gas equals one Bbl of oil.
Boe/d.  Boe per day.

Completion.  The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Development well.  A well drilled within the proved areas of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Field.  An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which a working interest is owned.

Held by production.  A provision in an oil and gas lease that extends a company’s right to operate a lease as long as the property produces a minimum quantity of crude oil and natural gas.

Net acres or net wells.  The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

WTI.  The Price per barrel of West Texas Intermediate crude as reported by the New York Mercantile Exchange (NYMEX), which is a designated contract market that facilitates and regulates the trading of crude oil and natural gas contracts subject to NYMEX rules and regulations and provides a price reference for oil by the barrel.

Operator.  The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

PV10%.  The estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the SEC.

Productive well.  A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved developed producing reserves (PDP).  Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

Proved Developed Non-Producing reserves (PDNP).  Proved crude oil and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

Proved developed reserves.  Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

Proved reserves.  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation.

Proved undeveloped reserves (PUD).  Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion.  The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Spud.  Start (or restart) drilling a new well.

Standardized Measure.  The estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, calculated in accordance with Accounting Standards Codification (“ASC”) 932, formerly Statement of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities.

Undeveloped acreage.  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest.  An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce crude oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

We explore, develop and produce oil and natural gas through a operator-partner business model. We intend to participate in the drilling process through the participation of an experienced operator partner who conducts and supervises any drilling or recompletion operations. As a non-operator, we rely on our operating partners to propose, permit and engage in the drilling process. We intend that before a well is spud, once our initial capital expenditure commitment is exhausted, if any, the operator would be required to participate in the pro-rata drilling costs or undergo dilution of its interests.  For example, in our Alberta property, we have the option of financing $17,500,000 of drilling costs.  If we elect not to finance the drilling operations ourselves, then the operator would be expected to participate in pro-rata dilution of its interess from an outside financing.  After a well is completed or recompleted, our operating partners also transport, market and account for all production. It is our policy and goal to engage and participate on a heads-up, or pro rata, basis in substantially all, if not all, proposed wells. This model provides us with diversification across operators and geologic areas. It also allows us to continue to add production at a low marginal cost and maintain general and administrative costs at minimal levels.

We have not yet prepared a reserve report or booked any reserves, any proved reserves, PDP or PDNP reserves. Our procedures require that any reserve report be prepared by an independent reservoir engineering firm and then audited by a third-party registered independent engineering firm at the end of every year, which we intend to complete this year. We intend that the preparation and audit of our reservoir engineering report will be based on information we provide to such engineer. We are accumulating historical production data for our well, calculating historical lease operating expenses and differentials, updating working interests and net revenue interests, obtaining updated authorizations for expenditure (“AFEs”) from our operations department for our operator and obtaining geological and geophysical information from operators. We intend that this data is forwarded to our third-party engineering firm for review and calculation. Our Chief Executive Officer and Chief Financial Officer will provide a final review of our reserve report and the assumptions relied upon in such report which we intend to have for the 2012 year.

We have not yet selected an independent reservoir engineering firm, for the preparation of our December 31, 2012 reserve report.

In accordance with applicable requirements of the SEC, the estimates that we intend to make of our net proved reserves and future net revenues will be made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation, which we do not currently have).

In general, we intend that reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy.

To estimate economically recoverable crude oil and natural gas reserves and related future net cash flows, we intend to consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates.

Under Rules 210.4-10(a)(22)(v) and (26) of Regulation S-X, proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which those reserves can be economically produced from a reservoir, determined as of the effective date of the report. With respect to the property interest we own and intend to aquire, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production will be included.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and natural gas exploration and production companies. Some of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. Other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. These companies also may have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors may have the resources to be better able to absorb the burden of existing, and any changes to, provincial, Federal, state, and local laws and regulations more easily than we can, which could adversely affect our competitive position. Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive industry. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for development prospects, because we have fewer financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Marketing and Customers

The market for oil and natural gas that we produce depends on factors beyond our control, including the extent of worldwide production and global imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets at NYMEX WTI prices. We rely on our operating partners to market and sell our production. Our operating partners, marketing partners, terminal companies and related pipeline companies involve a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies.

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our acreage is comprised of a leasehold interest subject to the terms and provisions of the Canadian Crown lease that provide us the right to drill and maintain wells in our specific geographic location. We intend that all lease arrangements that comprise our acreage position as we grow will be established using standard terms used in the oil and natural gas industry for many years.

In general, we desire for our lease agreements to be long-term or perpetual. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing, though to date we have relied on joint operating agreement structures to govern our existing production relationship with our operator partner. In the future, as we do new drilling, once a well is drilled and production established, we desire to acquire properties and drill wells where the well is considered held by production, meaning the lease continues as long as hydrocarbons are being produced.   We do not believe lease expiration issues will materially affect our current acreage position.

Oil Industry Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, Alberta requires permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Other provinces or states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing provincial, federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•           require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•           limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•           impose substantial liabilities for pollution resulting from our operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines, injunctions, or both. In management’s opinion, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

The applicable Canadian liability acts and  comparable provinical statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Canadian Federal and provincial statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Provincial and Federal laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.

Applicable Canadian endangered species acts seek to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under these laws, exploration and production operations may not significantly impair or jeopardize the species or its habitat. Canadian law provides for criminal penalties for willful violations of these rules. Other statutes that provide protection to animal and plant species and that may apply to our operations include legislation protecting fisheries, migratory birds and migratory herd animals. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Hydraulic Fracturing

The practice of hydraulic fracturing has recently become the subject of significant focus among some environmentalists, regulators and the general public. Concerns over potential hazards associated with the use of hydraulic fracturing and its impact on the environment have been raised at all levels, including federal, provincial and local. There have been reports associating hydraulic fracturing with groundwater contamination, improper waste disposal, poor air quality and earthquakes.

Hydraulic fracturing requires the use and disposal of significant quantities of water, and public concern has been growing over its possible effects on drinking water supplies, as well as the adequacy of supply. Recently, there have been reports alleging contamination of drinking water supplies by chemicals linked to the hydraulic fracturing process. Although we are not aware of any aquifer contamination incidents in the Red Earth Area of Alberta, where were currently operate, we are aware of such incidents in North America.  For example, in December 2011, the EPA issued a draft report which indicated that studies of a hydraulic fracturing site in Pavillion, Wyoming, not a well in which we have an interest but in an area with certain similar geological characteristics, reportedly found hydraulic fracturing fluids and chemicals associated with natural gas production in deep water monitoring wells. The findings are not conclusive, and the United States EPA intends to submit its draft report to an independent scientific review panel.  We have no idea what impact these findings and others will have on applicable Canadian law, if any.

Hydraulic fracturing techniques have been used by the industry for many years, and, currently, more than 90% of all new oil and natural gas wells drilled in Canada employ hydraulic fracturing. Our operating partners strive to adopt best practices and industry standards and comply with all regulatory requirements regarding well construction and operation. We believe our operating partners have established processes to help ensure that hydraulic fracturing does not pose a meaningful risk to water supplies.

Potential Rulemaking

Although hydraulic fracturing is regulated primarily at the provincial level, governments and agencies at all levels from federal to municipal are conducting studies and considering regulations.

We continue to monitor new and proposed legislation and regulations to assess the potential impact on our business. Any additional federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in substantial incremental operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves.

Climate Change
Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in Canada and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many states and the federal government have enacted legislation directed at controlling greenhouse gas emissions, and future legislation and regulation could impose additional restrictions or requirements in connection with our drilling and production activities and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

Potential Gold Extraction Activities

Although we are not currently planning to close on our Baynkol River, Kazakhstan gold project and begin production in 2012, if we close on the property and gold ore is removed from the property, the gold needs to be extracted from the ore.  Gold is extracted from naturally-oxidized ores by either heap leaching or milling, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a carbon-in-leach circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

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

OPERATIONS

We are an exploration stage natural resources company focused on the identification, acquisition, development, financing and extraction of natural resources in regions with a recent history of significant natural resource production.  We have a acquired a controlling interest in an oil and gas property in Alberta, Canada and an option in a gold mining property in Kazakhstan, as well as conducted due diligence, evaluation and pre-acquisition activities on a number of other natural resource properties around the world.  Although we do not have a historical track record in the development of natural resource properties, we have begun to assemble an appropriate  management team that can help us to efficiently exploit these resources and identify other complimentary resources.  We have also engaged industry-leading consultants and are in the process of continuing to engage such consultants to help us in the planning and development of these resources.

RESEARCH AND DEVELOPMENT

We conducted virtually no research and development efforts in 2011, as we had significant problems with our Chita, Russia property which resulted in our ultimate transfer of our interest back to our partner.  Title and other issues with our Bayankol River Project resulted in the restructuring of that project in December, 2011 and no significant development was carried out there in 2011.  In 2012, we anticipate spending significantly on drilling, recompletions, infrastructure and related items.

During the year ended December 31, 2011 we did not incur any expenses on our research and development activities.  This was due to the fact that we had not yet closed on our Alberta project, we have not yet closed on our Saratov, Russia project and we did not make any expenditures on our former Chita project or our current Bayankol River Project, due to title, environmental and other issues that we believe may be resolved through the restructuring of the project we undertook in December, 2011.   From February 9, 2005 (inception) through the year ended December 31, 2011 we incurred research and development expenses of $1,965,424, almost entirely from the development of our previous technology business. We believe that our research and development expenses will increase substantially in 2012.   We expect to spend in excess of $10,000,000 in development expenses on our existing and to be acquired oil and gas properties in 2012, provided we are able to secure the financing to do so.  We have begun these efforts in February and have already expended substantial amounts on these activities.  We do not intend to begin limited extraction of the alluvial gold in the Kazakh property this year, and we do not yet have the independent geological information that would confirm the extent and location of easily accessible deposits and the costs of small scale extraction, nor do we have any resolution on title, ownership and environmental issues on the property.

COMPETITION

Overview

Some of the largest and most technologically sophisticated and financially successful companies in the world compete in oil exploration and extraction space and in the mineral extraction space.   Capital requirements in this space can easily run into the hundreds of millions of dollars and Spectral is in no way able to compete directly against its larger and more well-financed competitors with respect to the acquisition of a property that our larger competitors see as economically viable, strategically appealing and properly developed.  Instead, we tend to compete against much smaller companies, with limited capital resources, who are all looking for natural resource projects which require 1-4 years of development and  $2-$30 million dollars in financing in order to attract the interest of a larger, sophisticated natural resources corporation or that can provide immediate and meaningful positive cash flow to Spectral.

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

Failure of Competitors

Many of our smaller competitors fail because of political corruption or instability, impairment of their oil and gas or mineral interests, security problems, the failure to secure required development capital, the inability to efficiently develop an appropriate drilling program to exploit acreage and develop wells and verify the prospective resource and the inability to efficiently and cost effectively manage development.

Our Competitive Position

Because we currently have already acquired interests in an oil and gas property which is currently in production, our competitive position with respect to our existing projects is really relevant to our ability to attract and retain key management personnel.   The same industry-wide resource expansion and high oil prices and record gold prices that drive the financial viability of our oil and gas and mineral projects also drive intense competition for executive talent in the industry.  As a smaller competitor without a track record operating in challenging areas, we will have to offer significant cash and equity incentives to attract talented personnel.  As we have had some limited success to date in attracting officers and board members based on the strength of our properties, we believe that we are reasonably well positioned to compete for these human resources.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

We are dependent on Harvest, our terminal operator in Alberta that receives our oil and we are dependent on Stout Energy, Inc., our operating partner in Alberta for the management, expansion, drilling, maintenance, extraction, transport, marketing and sale of our property in Alberta.  There can be no assurance that a problem with any of these relationships would be easily solved.  Such a problem could cause a significant deterioration in our business.

REGULATIONS-Mining

Government Regulation-Mining

Mining operations and exploration activities are subject to various national, state and local laws and regulations in Kazakhstan, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Our local development partners have obtained or are in the process of obtaining those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Russia and Kazakhstan.  We are not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

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

Environmental Regulation

Our gold project and prospective projects are subject to various federal and state laws and regulations governing protection of the environment.  These laws are continually changing and, in general, are becoming more restrictive.  It is our policy to conduct business in a way that safeguards public health and the environment.  We believe that our operations are and will be conducted in material compliance with applicable laws and regulations.

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

Trademarks

We are in the process of applying for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand name as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2011, our registration is in the preliminary stages of the application process.

Trade Secrets

Whenever we deem it important for purposes of maintaining the secrecy of information, such as sensitive and valuable drilling data, oil production data or data on historical mining operations within the regions surrounding our properties, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom may require us to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-K for the year ended December 31, 2011, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2011, we had one full-time employee and seven full-time or part-time consultants, excluding personnel employed by our oil and gas operating partner.   We intend to significantly expand our staff over the next year and have begun an aggressive campaign to recruit senior, experienced oil and professionals to our management team.  We hope to add 1-3 senior executives over the next 12 months.

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

We have operated continuously at a loss since inception. We expect to experience continuing financial losses until our properties have been in production for some time.   Losses for the year ended December 31, 2011, and losses since inception were approximately $2,057,865 and $9,232,790, respectively.  Most of these losses were as a result of investments in our previous technology businesses and as a result of expenses due to stock-based compensation, but a substantial portion also come from expenses related to the identification, negotiation and due diligence on our current projects.  The extent to which we continue to experience losses will depend on a number of factors, including:

●	The timeframe and costs involved in bringing our properties into production;

●	Expenses related to geological surveys and expenses required to provide oil reserve reports and geological data on current and prospective projects;

●	Actual expenses related to the costs of oil property acquisition, drilling and possible development of our mineral project;

●	our ability to attract, retain and motivate qualified personnel, if we have the resources to hire such individuals; and

●	our cost of capital.

Our current geological data may prove to be incorrect on our oil and gas and mineral projects.  Our properties may have fewer reserves than we anticipate or extraction costs may be higher than we anticipate.     Although we plan to derive positive cash flow from our projects in 2012, there can be no assurance that this will in fact occur.  In addition, it is possible that we may never obtain or sustain positive operating cash flow or generate net income.

Although we have sufficient cash to maintain our current operations, we do not have sufficient financing yet to efficiently exploit our resources

Although we have enough cash to meet our current operating requirements for 12 months, we do not have enough cash to fund the extensive drilling, geological and production expenses necessary to efficiently exploit our leased properties.  We are currently seeking such financing but there can be no assurance that we will obtain such financing.

Failure to secure additional financing could result in the significant diminution of our mineral property interests

Both our Alberta and Kazakhstan projects require substantial financing.  Our interests in the projects could be reduced if we fail to provide the necessary cash for their development and have to have our partners seek outside funding.  If we fall short of these financing goals, our interest in the properties might be proportionately reduced.  As there is no minimum investment contemplated by either agreement that would result in a total loss of our rights, nevertheless, such a diminution might be so substantial as to materially, adversely impact our potential future financial performance.

We are dependent on our ability to attract and retain key oil and gas and mining personnel

We must attract and retain qualified oil and gas and mining personnel, at the senior management, field management and mine production level.  The oil and gas and mineral resource industries are experiencing a sustained period of growth and it is exceptionally difficult to attract and retain such personnel.  Without a history of successful operations, given the geographic remoteness of our properties and our lack of substantial current capital resources, we may have difficulty attracting the necessary, qualified personnel.  Failure to attract and retain such personnel could cause us to sub-optimally develop our projects and would have a material, negative impact on our operational and financial performance.

We could lose our Alberta Oil and Gas Property if Debt on the Property is Not Serviced

There is approximately $2,000,000 in debt obligations on our Alberta property.  We believe we will be able to service this debt from cash flow provided by our oil and gas extraction operation on the property.  If not, we will have to service this debt ourselves or risk losing the property.

Risks Related To The Oil and Gas Industry

Exploration for oil and natural gas is risky and may not be commercially successful, and the advanced technologies we and our operating partners use cannot eliminate exploration risk, which could impair our ability to generate revenues from our operations.

Our future success will depend on the success of our exploration program. Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our ability to generate a return on our investments, revenues and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from our acreage. Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

•	Canadian and Russian domestic and foreign demand for oil and natural gas;
•	the introduction of alternative forms of fuel to replace or compete with oil and natural gas;
•	domestic and foreign reserves and supply of oil and natural gas;
•	competitive measures implemented by our competitors and domestic and foreign governmental bodies;
•	weather conditions; and
•	domestic and foreign economic volatility and stability.

A significant decrease in oil and natural gas prices could also adversely impact our ability to raise additional capital to pursue future drilling activities.

We may not be able to develop oil and natural gas reserves on an economically viable basis, and our reserves and production may decline as a result.

If, together with our partners, we succeed in discovering additional oil and/or natural gas reserves on leases and acreage we have or acquire, these reserves may not be capable of the production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, whatever reserves we do document, if any, will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our operating partners’ ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we may develop and to effectively distribute our production.

Future oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. We will not be able to eliminate these conditions completely in any case.

Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years, and we expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and natural gas industry. Prices may not remain at current levels. Decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our operating partners may have difficulty distributing our production, which could harm our financial condition.

In order to sell the oil and natural gas that we are able to produce, the operators of our wells may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and natural gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our cash position and revenues from crude oil and natural gas sales will be sufficient to fund our minimal capital requirements through 2012. However, those funds will not be sufficient to fund both our continuing operations and our planned growth. We will require additional capital to continue to grow our business via acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital if and when required.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

Drilling for and producing crude oil and natural gas are high risk activities with many uncertainties.

Our future success will depend on the success of our development, exploitation, production and exploration activities. Our crude oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable crude oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs, CO2 and water;
•	equipment failures or accidents; and
•	adverse weather conditions, such as freezing temperatures and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition or results of operations.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. Legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner in which we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Canadian Federal or Provincial hydraulic fracturing legislation could increase our costs or restrict our access to oil and natural gas reserves.

Hydraulic fracturing using fluids other than diesel are currently permitted, but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to the Canadian Parliament that, if implemented, would subject all hydraulic fracturing to further regulation.

Although it is not possible at this time to predict the final outcome of the current studies or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal or state, or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business, such as the Red Earth Region of Alberta.

RISKS OF OUR PLANNED GOLD BUSINESS AND CERTAIN ASPECTS OF OUR SARATOV, RUSSIA OIL PROJECT

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

Previous Soviet Era mining activities on our projects may have caused environmental problems that we may be financially responsible to remediate

Although we do not currently have any reason to anticipate that there has been any significant environmental damage from the previous Soviet-Era mining that took place on our Kazakh project, we could be mistaken.  If there are hidden or non-obvious environmental impacts from these activities, we may be responsible for their remediation.  There is no way to anticipate such required amounts to remediation, but they could be substantial enough to cause us to have to abandon either or both properties.

Currency fluctuations may affect the costs that we incur at our operations

Gold is sold throughout the world based principally on the U.S. dollar price, but many of our operating expenses will be incurred in local currencies in Kazakhstan, if we develop the project. The appreciation of local currency against the U.S. dollar increases our costs of production in U.S. dollar terms.

Title to some of our properties may be defective or challenged

There have been substantial difficulties with title to our project in Kazakhstan.  There is a non-trivial possibility we may never be able to resolve this title issues to our satisfaction and the project may have to be abandoned.

Political instability and lack of transparency are substantial risks on both our Russian and Kazakh projects

Although we believe that the current political, regulatory and legal environments in Russia (for our Saratov project) and Kazakhstan will allow us to conduct our business as anticipated, both of these countries have seen recent historical upheavals and have current legal and regulatory regimes that do not meet western standards of transparency.  In addition, both countries are subject to instability and changes in legal and regulatory frameworks that could make oil extraction and mining impractical.   Both states have a history of a less-than-transparent legal and regulatory process and of state confiscation of mineral assets, with and without appropriate compensation.   Although we believe we can successfully navigate these challenges, they pose a risk to the continued viability of our operations.

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

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “FCCN”, there is currently a volatile and thinly traded market for our common stock, which may not be maintained. Failure to develop maintain adequate trading volumes and price stability in the stock will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.  Our telephone number is (206) 262-7820. The lease for this space is a month-to-month term. We also have contracted with a Swiss company for office space and operational support services outside of Zurich, Switzerland on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2011, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. Mine Safety Disclosures.

N/A.

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

Period	High*	Low*

Year ended 2007 Quarter ended
March 31, 2007	$1,110.00	$2,070.00
June 30, 2007	$1,125.00	$1,740.00
September 30, 2007	$780.00	$1,170.00
December 31, 2007	$240.00	$1,125.00

Year ended 2008 Quarter ended
March 31, 2008	$300.00	$120.00
June 30, 2008	$450.00	$180.00
September 30, 2008	$375.00	$75.00
December 31, 2008	$60.00	$15.00

Year ended 2009 Quarter ended
March 31, 2009	$11.99	$4.65
June 30, 2009	$28.49	$7.65
September 30, 2009	$14.99	$3.90
December 31, 2009	$14.99	$1.10

Year ended 2010 Quarter ended
March 31, 2010	$1.10	$0.51
June 30, 2010	$1.10	$0.51
September 30, 2010	$1.11	$1.00
December 31, 2010	$6.00	$1.10

Year ended 2011 Quarter ended
March 31, 2011	$3.25	$1.75
June 30, 2011	$1.85	$0.80
September 30, 2011	$1.00	$0.55
December 31, 2011	$0.56	$0.50

*
All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005 and adjusted to reflect 1500-to-1 reverse stock split for shareholders of record on July 6, 2009.

STOCKHOLDERS

As of March 29, 2011, there were approximately 876 holders of record of our common shares.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2011 and 2010 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Principles of Consolidation
The accompanying consolidation financial statements include the accounts of the Company and its subsidiary Extractive Resources Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies.  An exploration-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

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

Fair Value of Financial Instruments
Spectral Capital’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2011, the Company had $730,922 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 3,000,000 options vesting over periods ranging from immediate to five years. Stock-based compensation expense recognized in 2011 and 2010 totalled $434,517 and $1,170,713, respectively, for these options. Unrecognized expense of $1,665,546 remains to be recognized over the next four years. There was no stock-based compensation issued to employees in 2011.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 30, 2011, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 14,600,000 and 18,850,000 were outstanding at December 31, 2011 and 2010, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended December 31, 2011 and 2010, as their effect would have been anti-dilutive.

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

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

PLAN OF OPERATIONS

Over the next year we intend to continue to develop our oil and gas property in Alberta, Canada, to drill additional wells on the property, to acquire additional land positions and abandoned or shut-in wells.  We intend to close on our oil and gas project in Saratov, Russia.  We intend to resolve title and environmental issues on our Bayankol River Gold project and make a final decision as to whether to proceed or not with its development.  If we do proceed, we intend to make sure that the previous drilling, sampling and geological data that dates from as far back as the Soviet-Era is brought into compliance with contemporary geological standards.

We intend to raise additional funds to finance the above operational plan.

Because our property in Alberta is currently producing oil and because it has drilling locations that can be drilled and could produce substantial revenue in 2012, we may be able to fund some of our additional growth through this revenue, provided we could finance such drilling.  Such revenue, while it could arrive in 2012, will be most impactful to us in 2013 as our drilling program becomes more developed and our land positions increase.  Because our Kazakhstan property contains primarily alluvial gold, it is possible to begin a lower-cost, rapidly assembled extraction operation through the importation of a mobile, barge based extraction plant that can begin to produce gold at the property within the next 12 months if we were able to resolve all title and environmental issues.

We also intend to continue to identify and acquire desirable oil and gas gold mining properties throughout Canada, the former Soviet Union and within other regions in as much as we are able to acquire such properties under similar terms and conditions to those of the two properties we have acquired.

We anticipate spending significant sums on hiring a senior management team with substantial mining experience, including a VP of Oil and Gas Exploration  These executive expenditures, together with expenses related to the acquisition of land, geological surveys, drilling programs and extraction expenses we anticipate over the next 12 months, mean that we could spend as much as $10 million over the next 12 months or more, depending on the availability and timing of financing.

Our twelve-month plan projects us to accomplish the following steps:

•	Produce free cash flow from our Alberta property;

•	Complete additional wells on our Alberta property;

•
Build the necessary infrastructure and complete the necessary drilling programs and feasibility studies to begin large scale production operations on our present Alberta property and additionally acquired properties within the next 12 to 24 months ;

•	Complete one or more private equity placements to provide interim funding for drilling programs and extraction operations;

•	Hire a senior management team with a proven track record at the development of oil and gas properties in challenging areas.

RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE YEARS ENDED DECEMBER 31, 2011 and 2010

Revenues

We no longer are engaged in our technology business, which had been shrinking for some time.  As we are now building our oil and gas and mining business and acquiring properties and productive capacity, we did not secure any significant revenues in 2011.  Our revenues decreased $347 from $347 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011 as we wound down our technology business and closed on our natural resource projects.

Research and Development

Research and development expenses decreased $3,861 from $3,861 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011.  We did not have significant development activity on our properties in 2011 as we exited our Chita project, restructured our Bayankol Project and did not acquire our Alberta project until February, 2012.  We did spend $110,210 in exploration costs during the year ending December 31, 2011, as compared to $25,047 in exploration costs during the year ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses principally include professional fees, investor relations fees, rent and general corporate overhead. Operating expenses, including wages and benefits and legal fees and increased $175,652, from $1,447,696 for the year ended December 31, 2010 to $1,623,348 for the year ended December 31, 2011, excluding stock based compensation , which was $0 in the period ending December 31, 2010 and $434,517 in the year ending December 31, 2011.  The increased stock based compensation was for consulting services.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2011 we had $730,922 of cash on hand.

Our net loss increased $608,391, from $1,449,474 for the year ended December 31, 2010 to $2,057,865 for the year ended December 31, 2011.  This increased net loss was caused primarily by increased expenses related to stock option based compensation for consulting.

Net cash used in operating activities increased $1,053,352, from $209,477 for the year ended December 31, 2010 to $1,262,829 for the year ended December 31, 2011. This increase was primarily the result of an increase in wages, travel, legal and expert fees and prepaid expenses.

Net cash provided by financing activities decreased $2,200,000, from $2,200,000 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. Net cash provided by financing activities was from sales of our common stock and exercise of warrants to purchase our common stock.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year provided we do not significantly increase our development expenses and provided we receive operating cash flow from our Alberta property, however, in order to pursue an optimal level of development of our oil and gas property and to implement our growth plan, we will need to secure additional external financing. We are seeking to raise additional capital though private equity and debt financings. As of the date of this annual report on Form 10-K for the year ended December 31, 2011, we do not have any specific financing terms from any particular financier.  We had negotiated financing terms with a US source based in Hong Kong for approximately $13,000,000 USD, but we elected not to pursue the financing due to certain terms which we felt were unfavorable.  We are currently engaged in a number of discussions with potential financiers.  There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations and would diminish our ability to adequately exploit our mineral properties and could result in the diminution of our interest in those properties.

Our short-term prospects are promising given our success to date in securing necessary financing and the fact that our Alberta project is already producing oil, however, we will need to continue to be successful if we are to maximize our prospects.

ITEM 8. FINANCIAL STATEMENTS.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)

 TABLE OF CONTENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets as of December 31, 2011 and 2010	F - 2

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the period from February 9, 2005 (inception) to December 31, 2011	F - 3

Consolidated Statement of Stockholders’ Equity as of December 31, 2011	F - 4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from February 9, 2005 (inception) to December 31, 2011	F - 5

Notes to Consolidated Financial Statements	F - 6 – F - 15

Silberstein Ungar, PLLC CPAs and BusinessAdvisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Spectral Capital Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the period from February 9, 2005 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from February 9, 2005 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Spectral Capital Corporation will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has incurred losses from operations, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 26, 2012

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$730,922	$1,993,751
Prepaid consulting	20,411	68,127
Total Current Assets	751,333	2,061,878

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(1,196)	(239)
Property and equipment, net	1,674	2,631

Mineral properties, net	-	1,311,508

Total Assets	$753,007	$3,376,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$-	$107,620
Due to related parties	36,579	21,270
Accrued expenses	10,923	7,191
Total Liabilities	47,502	136,081

Stockholders’ Equity
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding	10,121	10,121
Additional paid in capital	6,619,213	6,184,696
Common stock warrants	3,200,494	4,111,577
Deficit accumulated during the exploration stage	(9,124,323)	(7,066,458)
Total Stockholders’ Equity	705,505	3,239,936

Total Liabilities and Stockholders' Equity	$753,007	$3,376,017

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from February 9, 2005 (Inception) to December 31, 2011

REVENUES	$-	$347	$119,118

OPERATING EXPENSES
Selling, general and administrative	1,017,225	74,242	3,569,155
Wages and benefits	230,589	1,313,390	2,300,824
Legal fees	264,367	30,917	574,367
Research and development	-	3,861	1,965,424
Exploration costs	110,210	25,047	135,257
Stock based compensation	434,517	-	434,517
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	957	239	22,346
TOTAL OPERATING EXPENSES	2,057,865	1,447,696	9,232,790

LOSS FROM OPERATIONS	(2,057,865)	(1,447,349)	(9,113,672)

OTHER INCOME (EXPENSE)	-	(2,125)	(10,651)

LOSS BEFORE INCOME TAXES	(2,057,865)	(1,449,474)	(9,124,323)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,057,865)	$(1,449,474)	$(9,124,323)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,207,623	37,307,924

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2011

	Common Stock		Additional Paid in	Common Stock	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Warrants	Stage	Equity
Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$(5,252,623)	$4,369

Correction of an accounting error					5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299, 999		-	300,000

Net loss for the year ended December 31, 2008	-	-	-		(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000		-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-		-	-

Net loss for the year ended December 31, 2009	-	-	-		(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	4,111,577	(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	15,547,500		15,547,500

Stock warrants rescinded and cancelled				(15,547,500)		(15,547,500)

Stock warrants rescinded and cancelled				(1,311,508)		(1,311,508)

Stock options issued for consultant				400,425		400,425

Stock options issued as compensation			434,517			434,517

Net loss for the year ended December 31, 2011					(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	$10,121	$6,619,213	$3,200,494	$(9,124,323)	$705,505

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2011

	Year ended December 31, 2011	Year ended December 31, 2010	Period from February 9, 2005 (Inception) to December 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(2,057,865)	$(1,449,474)	$(9,124,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	957	239	22,346
Share-based services	834,942	1,170,713	4,237,574
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Changes in assets and liabilities:
Prepaid expenses	47,716	(68,127)	(20,411)
Accounts payable & accrued expenses	(103,888)	137,172	16,425
Due to related parties	15,309	-	36,579
Cash flows used in operating activities	(1,262,829)	(209,477)	(4,570,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,870)	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	-	(2,870)	(53,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	2,200,000	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	-	2,200,000	5,354,851

Net increase (decrease) in cash and cash equivalents	(1,262,829)	1,987,653	730,922
Cash and cash equivalents, beginning of the period	1,993,751	6,098	-
Cash and cash equivalents, end of the period	$730,922	$1,993,751	$730,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$2,881
Income taxes paid	$0	$0	$0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization	$0	$0	$101,956
Common stock issued for debt	$0	$0	$1,000
Stock warrants issued for acquisition of mineral properties	$15,547,500	$0	$16,859,008
Stock warrants rescinded and cancelled	$15,547,500	$0	$15,547,500
Stock warrants rescinded and cancelled	$1,311,508	$0	$1,311,508
Issuance of common stock warrants	$0	$0	$2,821,069

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – NATURE OF OPERATIONS

These consolidated financial statements include the accounts of the Spectral Capital Corporation (“Spectral”) and its wholly-owned subsidiary, Extractive Resources Corporation (“Extractive Resources”). Extractive Resources was incorporated on January 21, 2011 under the laws of the state of Delaware.

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

On July 27, 2010, the Company changed its name to Spectral Capital Corporation.

The Company was formerly in the business of developing internet search engine technology. The Company is currently evaluating and acquiring mineral properties as well as oil and gas properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidation financial statements include the accounts of the Company and its subsidiary Extractive Resources Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies.  An exploration-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

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

Fair Value of Financial Instruments
Spectral Capital’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2011, the Company had $730,922 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 3,000,000 options vesting over periods ranging from immediate to five years. Stock-based compensation expense recognized in 2011 and 2010 totalled $434,517 and $1,170,713, respectively, for these options. Unrecognized expense of $1,665,546 remains to be recognized over the next four years. There was no stock-based compensation issued to employees in 2011.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 30, 2011, there have been no interest or penalties incurred on income taxes.

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
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 14,600,000 and 18,850,000 were outstanding at December 31, 2011 and 2010, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended December 31, 2011 and 2010, as their effect would have been anti-dilutive.

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

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – MINERAL PROPERTIES

On September 20, 2010, Spectral Capital Corporation entered into a Definitive Financing Agreement ("Agreement")  with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation.  Spectral owns 47% of the License for prospecting, exploration and production of gold and all other metals. The length of the License runs to August 31, 2031. The size of the License is 186 square kilometers or 18,200 hectares. Under the Agreement, Spectral has agreed to invest a minimum of $35,000,000 into the development of the mineral properties over the next two years as follows: March 20, 2011 - $2,500,000; September 20, 2011 - $2,500,000; September 20, 2012 - $30,000,000, plus additional investments as determined by a Joint Venture Board that is to be formed under the terms and conditions of the Agreement. Spectral also granted a net smelter royalty of 2% on gold and 1% on other minerals extracted from the property to Gamma.   The Company is currently evaluating the feasibility of its involvement in the project and may abandon its interest in exchange for the cancellation of the outstanding warrants.

Concurrently, the parties entered into a Joint Venture Agreement that specifies how the development of the mineral properties is to take place.  Under the Agreement and the Joint Venture Agreement, Spectral has agreed to provide all of the financing that the Joint Venture requires to develop the mineral properties.

On July 8, 2011, the Company entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date. Spectral has not sought reimbursement under the agreement.

On January 14, 2011, Spectral entered into a Definitive Financing Agreement with International Asset Holding Corp. (“IAHC”) whereby Spectral acquired a 65% interest in a gold mining property in the Bayankol River region of Kazakhstan.  In order to facilitate license transfer of this property and financing, Spectral formed a wholly-owned Delaware subsidiary called Extractive Resources Corporation, which was the party to this Definitive Financing Agreement.  Under this Agreement, IAHC was entitled to 5,000,000 warrants of Spectral with a five year term for $3.50 per share.  Extractive also agreed to provide $200,000,000 in financing over a five year term to maintain its rights in the property and to pay a 1% net smelter royalty on minerals extracted from the property.

Effective December 31, 2011, Spectral and IAHC entered into a Property Acquisition Option Agreement and Definitive Financing Agreement Rescission restating Spectral’s position in the Bayankol property in light of the difficulties with local regulation and title transfer.  The agreement rescinded the original transaction of January 14, 2011 and the previous warrants were cancelled.  Spectral agreed to issue 1,000,000 common shares of Spectral stock in exchange for an option to purchase 65% of the property.  Spectral will also have an obligation to find third party debt financing of $200,000,000 over five years to maintain its interest in the Bayankol property. The 1,000,000 common shares of Spectral stock issuable to IAHC will be escrowed until IAHC complies with requirements that include placing ownership in the mineral property in an appropriate Kazakh special purpose vehicle so that Spectral’s option is exercisable with clear title to the property post-exercise. There were no other payments made or due under the agreement.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,468 at December 31, 2011and $21,270 at December 31, 2010 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At December 31, 2011, $20,111 is owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $29,089 in 2011 and $15,765 in 2010.

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

NOTE 6 – CAPITAL STOCK

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

There were no shares issued in 2011.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

A summary of changes in employee stock options during the year ended December 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	3,000,000	$1.00
Issued	0	0
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2011	3,000,000	$1.00

As of December 31, 2011, the Company had incentive stock options issued and outstanding to employees as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
3,000,000

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

Stock option expense recognized in net earnings amounted to $434,517 in 2011 and $1,170,713 in 2010. As of December 31, 2011, there was $1,665,546 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.67 years.

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – NON-EMPLOYEE OPTIONS AND COMMON STOCK WARRANTS

The Company granted 11,000,000 warrants in Fiscal 2010 in connection with private placements to unrelated third parties. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $2,821,069 as of the grant date using the Black-Scholes option pricing model. The Company also issued 5,000,000 warrants in connections with the Definitive Financing Agreement entered into with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation. The warrants issued to Gamma were capitalized as acquisition costs of the mineral interests. The Company has estimated the fair value of the warrants issued in connection with the acquisition of mineral interests at $1,311,508 as of the grant date using the Black-Scholes option pricing model. The Gamma warrants were cancelled in 2011.

On January 14, 2011, the Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The company estimated the fair value of the warrants issued in connection with the acquisition of the mineral interest at $15,547,500. These warrants were cancelled on December 31, 2011 due to problems with title transfer of the property.

On June 2, 2011, the Company issued 750,000 options to settle a dispute with an advisor over services provided to the Company. The options were valued at $400,425 using the Black-Scholes pricing model.

Cash received from the exercise of stock warrants was $0 in 2011 and $150,000 in 2010.

A summary of changes in non-employee share purchase warrants and options during the period ended December 31, 2011 is as follows:

	Warrants and Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	1.06
Issued	5,750,000	1.55
Cancelled	(10,000,000)	(1.00)
Outstanding, December 31, 2011	11,600,000	$1.09

As of December 31, 2011, the Company had warrants and non-employee options outstanding as follows:

Warrants and Options	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
1,000,000	2.00	11/25/2012
750,000	1.55	2/11/2016

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 8 – NON-EMPLOYEE OPTIONS AND COMMON STOCK WARRANTS (CONTINUED)

The estimated grant date fair value of the warrants granted during the period to December 30, 2010 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 80-142%, risk-free interest rate of .51-1.93%, and expected terms of 2-5 years. Grant date fair value of the options issued in 2011 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, an exercise price of $1.55, expected dividend yield of 0%, expected volatility of 79%, risk-free interest rate of 1.65%, and an expected term of 4.7 years.

NOTE 9 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $9,124,000 that may be available to reduce future years’ taxable income through 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2011	December 31, 2010
Federal income tax benefit attributable to:
Current operations	$699,700	$492,800
Less: valuation allowance	(699,700)	(492,800)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$3,102,700	$2,403,000
Less: valuation allowance	(3,102,700)	(2,403,000)
Net deferred tax asset	$0	$0

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
DECEMBER 31, 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On July 8, 2011, the Company entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date. Spectral has not sought reimbursement under the agreement.

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

SPECTRAL CAPITAL CORPORATION
(formerly FUSA CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

 NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective December 31, 2011, Spectral and International Asset Holdings Corp (“IAHC”) entered into a Property Acquisition Option Agreement and Definitive Financing Agreement Rescission restating Spectral’s position in the Bayankol property in light of the difficulties with local regulation and title transfer.  The agreement rescinded the original transaction of January 14, 2011.  Instead, Spectral will issue 1,000,000 common shares of Spectral stock in exchange for an option to purchase 65% of the property.  Spectral will also have an obligation to find third party debt financing of $200,000,000 over five years to maintain its interest in the Bayankol property. The 1,000,000 common shares of Spectral stock issuable to IAHC will be escrowed until IAHC complies with requirements that include placing ownership in the mineral property in an appropriate Kazakh special purpose vehicle so that Spectral’s option is exercisable with clear title to the property post-exercise. There were no other payments made or due under the agreement.

The Company leases office space under an operating lease that expires on October 31, 2011.  The monthly rent is approximately $3,052. The lease agreement has been extended on a month to month agreement at the same monthly rent. Rent expense for the periods ended December 31, 2011 and 2010 was $37,932 and $11,439 respectively.

NOTE 11– GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception, and is in need of additional capital to grow its operations so that it can become profitable.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

NOTE 12– SUBSEQUENT EVENTS

On February 13, 2012, Spectral Capital Corporation (the "Company") closed its planned purchase of an oil and gas property in the Red Earth Region of Alberta, Canada, which property Spectral purchased from receivership though its newly formed Canadian subsidiary. Spectral is the 60% owner of the Canadian subsidiary and its Canadian joint venture partner owns 40% of the subsidiary. The total purchase price for the property was $2,000,000, in the form of the assumption of secured and unsecured claims on the property. Additionally, Spectral has advanced $750,000 in working capital to its Canadian subsidiary to operate the property and service the assumed debts.  Spectral has the right, but not the obligation, to fund the project’s requirements on a first position secured creditor basis for up to $17,500,000 at 10% annual interest.  If Spectral fails to provide such financing within 24 months, Spectral’s operating joint venture partner may seek co-dilutive financing with Spectral having a right of first refusal on such financing.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the year ended December 31, 2011.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2011.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Spectral and International Assets Holding Corp. (“IAHC”), our counterparty on our Bayankol Property, elected to restructure our transaction effective December 31, 2011 in light of the difficulties with local regulation and title transfer.  The new agreement calls for the original transaction to be rescinded and for the previous warrants to be cancelled.  Instead, Spectral will issue 1,000,000 common shares of Spectral stock to  IAHC in exchange for an option to purchase 65% of the Bayankol property.  Spectral will have an obligation to find third party debt financing of $200,000,000 over five years or see its ownership reduced proportionately. The 1,000,000 shares will be escrowed until Spectral’s option is exercisable in the form of ownership in the mineral property structured in the form of an appropriate Kazakh special purpose vehicle.

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2010:

Name	Age	Position
Jenifer Osterwalder	47	Chief Executive Officer, President and Director

Stephen Spalding	62	Interim Chief Financial and Accounting Officer and Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2011, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2011, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2011, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington  98104.

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

The following table sets for the compliance reporting under Section 16(a) during the last year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Jenifer Osterwalder	0	0	0

Stephen Spalding	0	0	0

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2011	$120,000	-	-	-	-	-	-	$120,000
Chief Executive Officer*	2010	$120,000	-	-	-	-	-	-	$120,000

* Due to lack of funds, Ms. Osterwalder agreed to forgo a substantial portion of her salary in 2009 and 2010.

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement.

As of the date of this annual report on Form 10-K for the year ended December 31, 2011, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 3,000,000 outstanding option equity awards at our year end, 1,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 1,000,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	1,000,000	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 200,000 of his option shares are currently exercisable.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2011

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2012. The information in these tables provides ownership information for:

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

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	1,013,934	0.9%

Stephen Spalding (2)	200,000	0.1%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	1,013,934	1.0%

(1)	Consists of 13,934 shares owned directly and immediately exercisable options to purchase 1,000,000 common shares at an exercise price of $1.00 per share.

(2)	Excludes 600,000 of 1,000,000 option shares at $1.00, 200,000 of which are exercisable currently and 200,000 additional shares which are exercisable in the next 12 months.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Accounts payable totaling $16,468 at December 31, 2011 and $21,270 at December 31, 2010 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At December 31, 2011, $20,111 is owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $29,089 in 2011 and $15,765 in 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2010	2011
Audit fees	$6,250	$14,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,250	$14,000

All audit fees are approved by our board of directors.  Moore & Associates, Chartered (“Moore”) were our principal accountants for the year ended December 31, 2008 and until August 9, 2009.  Seale and Beers, CPAs were our independent accountants from August 9, 2009 until September 22, 2009.  Silberstein Ungar, PLLC (“SU”, formerly known as Maddox Ungar Silberstein, PLLC) have been our independent auditors since September 22, 2009.  We were billed $6,250 by SU in 2010.  We were billed $14,000 by SU in 2011.

Audit Fees

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the year ended December 31, 2011 and the year ended December 31, 2010, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $14,000 and $6,250 respectively

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

10.1
Property Acquisition Option Agreement and Definitive Financing Agreement Rescission, by and between Extractive Resources Corporation, a wholly owned subsidiary of Spectral Capital Corporation and International Asset Holdings Corporation effective December 31, 2011. FILED HEREWITH.

10.2
Definitive Financing Agreement between Extractive Resources Corporation, a wholly owned subsidiary of Spectral Capital Corporation and International Asset Holdings Corporation dated January 14, 2011 incorporated by reference from Form 10K filed February 22, 2011.

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

101.ins	XBRL Instance . FILED HEREWITH.
101.xsd	XBRL Schema. FILED HEREWITH.
101.cal	XBRL Calculation. FILED HEREWITH.
101.def	XBRL Definition. FILED HEREWITH.
101.lab	XBRL Label. FILED HEREWITH.
101.pre	XBRL Presentation. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer