Form 10-Q
period 2012-03-31
SPECTRAL CAPITAL Corp
filed 2012-05-21
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012 there are issued and outstanding only common equity shares in the amount of 101,267,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	4

	Interim Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 and cumulative from inception on February 9, 2005 through March 31, 2012 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through March 31, 2012 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and cumulative from inception on February 9, 2005 through March 31, 2012 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures about market risk	17

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures
		18
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits & Signature	19

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

SPECTRAL CAPITAL CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS(unaudited)
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$735,729	$730,922
Prepaid consulting	20,411	20,411
Total Current Assets	756,140	751,333

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(1,435)	(1,196)
Property and equipment, net	1,435	1,674

Mineral properties, net	2,134,949	-

Total Assets	$2,892,524	$753,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$2,425,957	$-
Due to related parties	416,032	36,579
Accrued expenses	12,423	10,923
Total Liabilities	2,854,412	47,502

Stockholders’ Equity
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding	10,121	10,121
Additional paid in capital	6,619,213	6,619,213
Common stock warrants	3,200,494	3,200,494
Minority interest in net loss of subsidiary	(203,527)	-
Deficit accumulated during the exploration stage	(9,588,189)	(9,124,323)
Total Stockholders’ Equity	38,112	705,505

Total Liabilities and Stockholders' Equity	$2,829,524	$753,007

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	Period from February 9, 2005 (Inception) to March 31, 2012

REVENUES	$-	$-	$119,118

OPERATING EXPENSES
Selling, general and administrative	66,785	160,963	3,635,940
Wages and benefits	49,551	41,198	2,350,375
Legal fees	54,871	87,444	629,238
Research and development	-	-	1,965,424
Exploration costs	473,568	7,453	608,825
Stock based compensation	-	-	434,517
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	239	239	22,585
TOTAL OPERATING EXPENSES	645,014	297,297	9,877,804

LOSS FROM OPERATIONS	(645,014)	(297,297)	(9,758,686)

OTHER INCOME (EXPENSE)
Interest Expense	(22,379)	-	(33,030)
Non-controlling interest in loss of subsidiary	203,527		203,527

LOSS BEFORE INCOME TAXES	181,148	(297,297)	(9,588,189)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(463,866)	$(297,297)	$(9,588,189)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,207,623	101,207,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)(unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
	Common Stock		Additional Paid in	Common Stock	Deficit Accumulated During the Exploration	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Warrants	Stage	Interest	Equity
Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$(5,252,623)	-	$4,369

Correction of an accounting error					5,947	-	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	(5,246,676)	-	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299, 999		-	-	300,000

Net loss for the year ended December 31, 2008	-	-	-		(292,310)	-	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	(5,538,986)	-	18,006

Conversion of debt to common stock	133	-	1,000		-	-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-		-	-	-

Net loss for the year ended December 31, 2009	-	-	-		(77,998)	-	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	(5,616,984)	-	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	(21,000)	-	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	1,311,508	-	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	2,821,069	-	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	(1,449,474)	-	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	4,111,577	(7,066,458)	-	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	15,547,500		-	15,547,500

Stock warrants rescinded and cancelled				(15,547,500)		-	(15,547,500)

Stock warrants rescinded and cancelled				(1,311,508)		-	(1,311,508)

Stock options issued for consultant				400,425		-	400,425

Stock options issued as compensation			434,517			-	434,517

Net loss for the year ended December 31, 2011					(2,057,865)	-	(2,057,865)

Balance, December 31, 2011	101,207,623	$10,121	$6,619,213	$3,200,494	$(9,124,323)	-	$705,505

Net loss for the year ended March 31, 2012					(463,866)	-	(463,866)

Minority interest	-	-	-	-	-	(203,527)	(203,527)

Balance, March 31, 2012	101,207,623	$10,121	$6,619,213	$3,200,494	$(9,588,189)	$(203,527)	$38,112

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months ended March 31, 2012	Three months ended March 31, 2011	Period from February 9, 2005 (Inception) to March 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(463,866)	$(297,297)	$(9,588,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	239	22,585
Share-based services	-	-	4,237,574
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Minority interest in net loss of subsidiary	(203,527)		(203,527)
Property and equipment traded for services	-	-	24,805
Changes in assets and liabilities:
Prepaid expenses		53,234	(20,411)
Accounts payable & accrued expenses	292,508	(111,609)	308,933
Due to related parties	379,453	-	416,032
Cash flows used in operating activities	4,807	(355,433)	(4,565,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(54,197)
Investment in mineral properties	-	-	-
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	-	-	(53,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	-	-	5,354,851

Net increase (decrease) in cash and cash equivalents	4,807	(355,433)	735,729
Cash and cash equivalents, beginning of the period	730,922	1,993,751	-
Cash and cash equivalents, end of the period	$735,729	$1,638,318	$735,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$2,881
Income taxes paid	$0	$0	$0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization	$0	$0	$101,956
Assets and liabilities assumed on acquisition of subsidiary	$2,134,949	$0	$2,134,949
Common stock issued for debt	$0	$0	$1,000
Stock warrants issued for acquisition of mineral properties	$0	$0	$16,859,008
Stock warrants rescinded and cancelled	$0	$15,547,500	$15,547,500
Stock warrants rescinded and cancelled	$0	$0	$1,311,508
Issuance of common stock warrants	$0	$0	$2,821,069

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – NATURE OF OPERATIONS

The accompanying unaudited interim financial statements have been prepared by Spectral Capital Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2011. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Extractive Resources Corporation.

The results of operations for the three months ended March 31, 2012 are not indicative of the results that may be expected for the full year

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

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2012, the Company had $735,729 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 3,000,000 options vesting over periods ranging from immediate to five years. Stock-based compensation expense recognized in 2012 and 2011 totalled $nil and $nil respectively, for these options. Unrecognized expense of $1,665,546 remains to be recognized over the next four years. There was no stock-based compensation issued to employees in 2012.

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

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2012, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 14,600,000 and 18,850,000 were outstanding at March 31, 2012 and 2011, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended March 31, 2012 and 2011, as their effect would have been anti-dilutive.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On July 8, 2011, the Company entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

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

On February 13, 2012, Spectral Capital Corporation (the "Company") closed its planned purchase of an oil and gas property in the Red Earth Region of Alberta, Canada, which property Spectral purchased from receivership though its newly formed Canadian subsidiary. Spectral is the 60% owner of the Canadian subsidiary and its Canadian joint venture partner owns 40% of the subsidiary. The total purchase price for the property was $2,134,949, in the form of the assumption of secured and unsecured claims on the property. Additionally, Spectral has advanced $750,000 in working capital to its Canadian subsidiary to operate the property and service the assumed debts.  Spectral has the right, but not the obligation, to fund the project’s requirements on a first position secured creditor basis for up to $17,500,000 at 10% annual interest.  If Spectral fails to provide such financing within 24 months, Spectral’s operating joint venture partner may seek co-dilutive financing with Spectral having a right of first refusal on such financing.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,467 at March 31, 2012and $16,467 at December 31, 2011 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At March 31, 2012, $399,565  is owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $14,207 for the period ended March 31, 2012 and $5,757 for the period ended March 31, 2011.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

There were no shares issued in 2012.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

A summary of changes in employee stock options during the period ended March 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,000,000	$1.00
Issued	0	0
Exercised	0	0
Expired	0	0
Outstanding, March 31, 2012	3,000,000	$1.00

As of March 31, 2012, the Company had incentive stock options issued and outstanding to employees as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
3,000,000

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

Stock option expense recognized in net earnings amounted to $nil and nil for the periods ended March 31, 2012 and 2011 respectively. As of March 31, 2012, there was $1,665,546 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.67 years.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

On January 14, 2011, the Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The company estimated the fair value of the warrants issued in connection with the acquisition of the mineral interest at $15,547,500. These warrants were cancelled on March 31, 2012 due to problems with title transfer of the property.

On June 2, 2011, the Company issued 750,000 options to settle a dispute with an advisor over services provided to the Company. The options were valued at $400,425 using the Black-Scholes pricing model.

Cash received from the exercise of stock warrants was $0 in 2011 and $150,000 in 2010.

A summary of changes in non-employee share purchase warrants and options during the period ended March 31, 2012 is as follows:

	Warrants and Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	1.06
Issued	5,750,000	1.55
Cancelled	(10,000,000)	(1.00)
Outstanding, December 31, 2011 and March 31, 2012	11,600,000	$1.09

As of March 31, 2012, the Company had warrants and non-employee options outstanding as follows:
Warrants and Options	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
1,000,000	2.00	11/25/2012
750,000	1.55	2/11/2016

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

NOTE 9 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $9,304,000 that may be available to reduce future years’ taxable income through 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2012	March 31, 2011
Federal income tax benefit attributable to:
Current operations	$157,300	$101,080
Less: valuation allowance	(157,300)	(101,080)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,260,000	$3,102,700
Less: valuation allowance	(3,260,000)	(3,102,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

 NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company leases office space under an operating lease that expires on October 31, 2011.  The monthly rent is approximately $3,052. The lease agreement has been extended on a month to month agreement at the same monthly rent. Rent expense for the periods ended March 31, 2012 and 2011 was $9,308 and $8,510 respectively.

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

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 12– SUBSEQUENT EVENTS
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

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

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s year-end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2012, the Company generated $119,118 in revenues and posted a net loss of $9,588,189 resulting from costs of general and administrative expenses, website development, stock compensation, impairments on mineral properties, expenses on oil and gas properties and interest expenses. The Company is considered an exploration stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2012 was $735,729, as compared to the cash balance of $730,922 of December 31, 2011.

Three month Period Ending March 31, 2012 and March 31, 2011 and from Inception to March 31, 2012

Operating expenses for the three-month period ended March 31, 2012 totaled $645,014, for the three month period ended March 31, 2011, $297,297 and from inception to the period ended March 31, 2012 totaled $9,877,804. The company experienced a net loss of $645,014, $297,297 and $9,588,189 for the three month period ended March 31, 2012, March 31, 2011and from inception to period ended March 31, 2012, respectively, against $0 in revenues from operations for the three month period ending March 31, 2012, $0 for the three month period ended March 31, 2011 and $119,118 in revenue from the period since inception. The major expenses during this three-month period were for wages, general and administrative expenses, legal and accounting fees.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, as the natural resources exploration business tends to involve seasonal expenditures.  We anticipate having revenues from our oil production activities in the three-month period ending June 30, 2012.  However, as we were not operating an oil property during the first three months of 2011 as we were in 2012, it can be meaningful to compare operating expenses between the three-month period ending March 31, 2012 and the three-month period ending March 31, 2011, to assess the trajectory of operating expenses.  Operating expenses for the three months ending March 31, 2012 were $645,014 and for the three months ending March 31, 2011, they were $297,297.  This means expenses increased by $347,717 or 116% during the quarter.  We believe that this increase is attributable to expenses related to the Company’s project in Alberta, Canada as well as travel and other expenses related to the company’s ongoing efforts to finance its continued growth and expenses related to the evaluation of new acquisition opportunities. Costs would be higher, but for management’s continued efforts to streamline costs, extract service provider discounts and control expenses.  Although management anticipates that we will end up spending several million dollars on exploration related expenses in the next 24 months, management’s ability to contain operating expense growth relative to the worldwide financing, acquisition and exploration activities the company is undertaking maximizes the company’s ability to make exploration expenditures when appropriate.

There are no significant revenues due to the fact that revenues from our oil project in Alberta were not received prior to the end of the quarter.  There is no comparable period because we were not operating any oil and gas properties in the three month period ending March 31, 2011.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three month period ended March 31, 2012 and $0.01 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

For the three-month period ended March 31, 2012, net cash used in operating activities, consisting mostly of loss from operations, was $4,807. For the period from inception to March 31, 2012, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $4,565,419.

For the period from inception to March 31, 2012, net cash resulting from financing activities was in the amount of $5,354,851.  We did not conduct a financing during the three-month period ending March 31, 2012 although we did receive an advance of $500,000 from a related party, Akoranga AG, owned by our Chief Executive Officer, Jenifer Osterwalder.

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

Future Financings

We anticipate that we will pursue additional financing and that the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued.  These warrants could yield a total of $9,850,000 in financing for the company and the investor was required to exercise at least $1,000,000 in warrants by August 17, 2011 or the Company had the right to repurchase the common stock held by the investor. Under the terms of the agreements as amended in August, 2011, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants by August 17, 2013 or Spectral will receive back 5,000,000 of the shares.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

PLAN OF OPERATION

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We do undertake mineral and oil development activities in Canada Kazakhstan and financial and consultative activities in Europe, which involve transactions in the Canadian dollar, Tenge, and Euro respectively.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2012 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2011.  Accordingly, we concluded that our disclosure  controls and procedures were not effective as of December 31, 2011.

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

The material weaknesses identified in our annual report on Form 10-K for the year  ended  December  31,  2011 were  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

Dated: May 21, 2012