Form 10-Q
period 2012-06-30
SPECTRAL CAPITAL Corp
filed 2012-08-20
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ]	Smaller Reporting Company [ X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

As of August 15, 2012 there are issued and outstanding only common equity shares in the amount of 101,267,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	4

	Interim Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011 and cumulative from inception on February 9, 2005 through June 30, 2012 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through June 30, 2012 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and cumulative from inception on February 9, 2005 through June 30, 2012 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	19

Item 3.	Quantitative and Qualitative Disclosures about market risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signature		26

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

SPECTRAL CAPITAL CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$211,680	$730,922
Prepaid consulting	20,411	20,411
Total Current Assets	232,091	751,333

Reclamation deposit	27,810	-

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(1,674)	(1,196)
Property and equipment, net	1,196	1,674

Oil and gas properties, net	2,354,042	-

Total Assets	$2,615,139	$753,007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$2,199,614	$-
Due to related parties	592,639	36,579
Accrued expenses	15,223	10,923
Total Liabilities	2,807,476	47,502

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding	10,121	10,121
Additional paid in capital	6,846,127	6,619,213
Common stock warrants	3,200,494	3,200,494
Deficit accumulated during the exploration stage	(9,985,577)	(9,124,323)
Total Spectral Capital Corporation Stockholders’ Equity (Deficit)	71,165	705,505
Non-controlling interest	(263,502)	-
Total Stockholders’ Equity (Deficit)	(192,337)	705,505

Total Liabilities and Stockholders' Equity (Deficit)	$2,615,139	$753,007

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JUNE 30, 2012

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from February 9, 2005 (Inception) to June 30, 2012

REVENUES	$27,487	$-	$27,487	$-	$146,605

OPERATING EXPENSES
Selling, general and administrative	41,263	105,805	108,048	266,768	3,677,204
Wages and benefits	39,009	76,575	88,560	117,773	2,389,384
Legal fees	13,429	43,000	68,300	130,444	642,667
Research and development	-	-	-	-	1,965,424
Exploration costs	141,243	3,257	614,811	10,710	750,068
Stock based compensation	226,914	-	226,914	-	661,431
Beneficial conversion expense	-	-	-	-	230,900
Depreciation and amortization	239	239	478	478	22,824
TOTAL OPERATING EXPENSES	462,097	228,876	1,107,111	526,173	10,339,902

LOSS FROM OPERATIONS	(434,610)	(228,876)	(1,079,625)	(526,173)	(10,193,297)

OTHER INCOME (EXPENSE)
Interest Expense	(22,752)	-	(45,131)	-	(55,782)

LOSS FROM OPERATIONS BEFORE NON-CONTROLLING INTEREST	(457,362)	(228,876)	(1,124,756)	(526,173)	(10,249,079)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	112,121		263,502		263,502

LOSS BEFORE PROVISION FOR INCOME TAXES	(345,241)	(228,876)	(861,254)	(526,173)	(9,985,577)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(345,241)	$(228,876)	$(861,254)	$(526,173)	$(9,985,577)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,207,623	101,207,623	101,267,623	101,267,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
AS OF JUNE 30, 2012

	Common Stock		Additional Paid in	Non-Controlling		Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Interest	Warrants	Stage	Equity (Deficit)
Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$-	$(5,252,623)	$4,369

Correction of an accounting error	-	-	-	-	-	5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299, 999	-	-	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000	-	-	-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-	-	-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	-	4,111,577	(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	(1,311,508)

Stock options issued for consultant	-	-	-	-	400,425	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	434,517

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	10,121	6,619,213		3,200,494	(9,124,323)	705,505

Stock options issued as compensation			226,914				226,914

Net loss for the six months ended June 30, 2012	-	-	-	(263,502)	-	(861,254)	(1,124,756))

Balance, June 30, 2012	101,207,623	$10,121	$6,846,127	$(263,502)	$3,200,494	$(9,985,577)	$(192,337)

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JUNE 30, 2012

	Six Months ended June 30, 2012	Six months ended June 30, 2011	Period from February 9, 2005 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,124,756)	$(526,173)	$(10,249,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	478	22,824
Share-based services	226,914	-	4,464,488
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Changes in assets and liabilities:
Prepaid expenses	(27,810)	59,191	(48,221)
Accounts payable & accrued expenses	68,965	(79,018)	85,390
Cash flows used in operating activities	(856,209)	(545,522)	(5,463,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(219,093)	-	(219,093)
Purchase of property and equipment			(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	(219,093)	-	(272,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	556,060	-	592,639
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	556,060	-	5,947,490

Net increase (decrease) in cash and cash equivalents	(519,242)	(545,522)	211,680
Cash and cash equivalents, beginning of the period	730,922	1,993,751	-
Cash and cash equivalents, end of the period	$211,680	$1,448,229	$211,680

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$2,881
Income taxes paid	$0	$0	$0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization	$0	$0	$101,956
Properties acquired through assumption of debt	$2,134,949	$0	$2,134,949
Common stock issued for debt	$0	$0	$1,000
Stock warrants issued for acquisition of mineral properties	$0	$0	$16,859,008
Stock warrants rescinded and cancelled	$0	$15,547,500	$15,547,500
Stock warrants rescinded and cancelled	$0	$0	$1,311,508
Issuance of common stock warrants	$0	$0	$2,821,069

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – NATURE OF OPERATIONS

The results of operations for the three months ended June 30, 2012 are not indicative of the results that may be expected for the full year

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidation financial statements include the accounts of the Company and its subsidiaries Extractive Resources Corporation and Shamrock Oil and Gas Ltd.. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying unaudited interim financial statements have been prepared by Spectral Capital Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2011. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Extractive Resources Corporation.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2012, the Company had $211,680 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 3,000,000 options vesting over periods ranging from immediate to five years. Stock-based compensation expense recognized in 2012 and 2011 totalled $226,914 and $nil respectively, for these options. Unrecognized expense of $1,438,632 remains to be recognized over the next four years. There was no stock-based compensation issued to employees in 2012.

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
JUNE 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 14,600,000 and 18,850,000 were outstanding at June 30, 2012 and 2011, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended June 30, 2012 and 2011, as their effect would have been anti-dilutive.

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

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
JUNE 30, 2012

NOTE 3 – MINERAL PROPERTIES ( CONTINUED)

On January 14, 2011, Spectral entered into a Definitive Financing Agreement with International Asset Holding Corp. (“IAHC”) whereby Spectral acquired a 65% interest in a gold mining property in the Bayankol River region of Kazakhstan.  In order to facilitate license transfer of this property and financing, Spectral formed a wholly-owned Delaware subsidiary called Extractive Resources Corporation, which was the party to this Definitive Financing Agreement.  Under this Agreement, IAHC was entitled to 5,000,000 warrants of Spectral with a five year term with an exercise price of $3.50 per share.  Extractive also agreed to provide $200,000,000 in financing over a five year term to maintain its rights in the property and to pay a 1% net smelter royalty on minerals extracted from the property.

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

NOTE 4 – OIL AND GAS PROPERTIES

On February 13, 2012, Spectral Capital Corporation (the "Company") closed its planned purchase of an oil and gas property in the Red Earth Region of Alberta, Canada, which property Spectral purchased from receivership though its newly formed Canadian subsidiary, Shamrock Oil & Gas Ltd. Spectral is the 60% owner of the Canadian subsidiary and its Canadian joint venture partner owns 40% of the subsidiary. The total purchase price for the property was $2,134,949, in the form of the assumption of secured and unsecured claims on the property. Additionally, Spectral has advanced $750,000 in working capital to its Canadian subsidiary to operate the property and service the assumed debts.  Spectral has the right, but not the obligation, to fund the project’s requirements on a first position secured creditor basis for up to $17,500,000 at 10% annual interest.  If Spectral fails to provide such financing within 24 months, Spectral’s operating joint venture partner may seek co-dilutive financing with Spectral having a right of first refusal on such financing.

The Carrying value of the Company’s oil and gas properties are attributable to unproved properties.  As exploration and development work progresses and the reserves on the properties are proven, capitalized costs attributable to the properties will be reclassified to producing properties and subject to depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made.  The timing of any write downs of these unproved properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.  The Company believes its exploration and development efforts will allow it to realize the unproved property balance.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,467 at June 30, 2012 and $16,467 at December 31, 2011 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At June 30, 2012, $557,783 ( December 31, 2011- $ 20,111) is owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $17,583 for the period ended June 30, 2012 and $11,644 for the period ended June 30, 2011.

At June 30, 2012, $ 18,388 ( December 31, 2011-$nil) is owed to the non-controlling interest in the Company’s subsidiary for expenses incurred on behalf of the subsidiary.

Related party loans to the Company are unsecured, non-interest bearing, and have no specific terms of repayment.

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

There were no shares issued in 2012.

NOTE 7 – NON-CONTROLLING INTEREST

The Company owns 60% of Shamrock Oil & Gas Ltd. The assets and liabilities of Shamrock have been included in these consolidated financial statements. The 40% of Shamrock not owned by the Company has been presented as a non-controlling interest in these financial statements.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 8 - STOCK-BASED COMPENSATION

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

A summary of changes in employee stock options during the period ended June 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,000,000	$1.00
Issued	0	0
Exercised	0	0
Expired	0	0
Outstanding, June 30, 2012	3,000,000	$1.00

As of June 30, 2012, the Company had incentive stock options issued and outstanding to employees as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
3,000,000

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

Stock option expense recognized in net earnings amounted to $226,914 and nil for the periods ended June 30, 2012 and 2011 respectively. As of June 30, 2012, there was $1,438,632 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.67 years.

NOTE 9 – NON-EMPLOYEE OPTIONS AND COMMON STOCK WARRANTS

The Company granted 11,000,000 warrants in Fiscal 2010 in connection with private placements to unrelated third parties. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $2,821,069 as of the grant date using the Black-Scholes option pricing model. The Company also issued 5,000,000 warrants in connections with the Definitive Financing Agreement entered into with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation. The warrants issued to Gamma were capitalized as acquisition costs of the mineral interests. The Company has estimated the fair value of the warrants issued

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 9 – NON-EMPLOYEE OPTIONS AND COMMON STOCK WARRANTS (CONTINUED)

in connection with the acquisition of mineral interests at $1,311,508 as of the grant date using the Black-Scholes option pricing model. The Gamma warrants were cancelled in 2011.

On January 14, 2011, the Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The Company estimated the fair value of the warrants issued in connection with the acquisition of the mineral interest at $15,547,500. These warrants were cancelled on June 30, 2012 due to problems with title transfer of the property.

On June 2, 2011, the Company issued 750,000 options to settle a dispute with an advisor over services provided to the Company. The options were valued at $400,425 using the Black-Scholes pricing model.

Cash received from the exercise of stock warrants was $0 in 2012 and 2011.

A summary of changes in non-employee share purchase warrants and options during the period ended June 30, 2012 is as follows:

	Warrants and Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	1.06
Issued	5,750,000	1.55
Cancelled	(10,000,000)	(1.00)
Outstanding, December 31, 2011 and June 30, 2012	11,600,000	$1.09

As of June 30, 2012, the Company had warrants and non-employee options outstanding as follows:

Warrants and Options	Exercise Price	Expiry Date
9,850,000	$1.00	8/18/2012
1,000,000	2.00	11/25/2012
750,000	1.55	2/11/2016

The estimated grant date fair value of the warrants granted during the period to December 31, 2010 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, expected dividend yield of 0%, expected volatility of 80-142%, risk-free interest rate of .51-1.93%, and expected terms of 2-5 years. Grant date fair value of the options issued in 2011 was estimated using the Black-Scholes option pricing model with the following assumptions: our stock price on date of grant, an exercise price of $1.55, expected dividend yield of 0%, expected volatility of 79%, risk-free interest rate of 1.65%, and an expected term of 4.7 years.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $9,985,600 that may be available to reduce future years’ taxable income through 2022. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	June 30, 2012	June 30, 2011
Federal income tax benefit attributable to:
Current operations	$292,800	$178,900
Less: valuation allowance	(292,800)	(178,900)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,395,100	$3,102,700
Less: valuation allowance	(3,395,100)	(3,102,700)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company leases office space under an operating lease that expires on October 31, 2011.  The monthly rent is approximately $3,052. The lease agreement has been extended on a month to month agreement at the same monthly rent. Rent expense for the periods ended June 30, 2012 and 2011 was $18,263 and $18,286 respectively.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 12– GOING CONCERN

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

 NOTE 13– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

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

In May, 2012, we acquired approximately nine sections of additional leased land for oil and gas exploration in the same region.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s year-end is December 31.

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2012, the Company generated $146,605 in revenues and posted a net loss of $9,758,662 resulting from costs of general and administrative expenses, website development, stock compensation, impairments on mineral properties, expenses on oil and gas properties and interest expenses. The Company is considered an exploration stage company.

Cash and Working Capital

The Company's cash balance as of June 30, 2012 was $211,680, as compared to the cash balance of $730,922 of December 31, 2011.

Three month Period Ending June 30, 2012 and June 30, 2011 and from Inception to June 30, 2012

Operating expenses for the three-month period ended June 30, 2012 totaled $235,183, for the three month period ended June 30, 2011, $228,876 and from inception to the period ended June 30, 2012 totaled $10,112,987. The company experienced a net loss of $170,473, $228,876 and $9,758,662 for the three month period ended June 30, 2012, June 30, 2011 and from inception to period ended June 30, 2012, respectively, against $27,487 in revenues from operations for the three month period ending June 30, 2012, $0 for the three month period ended June 30, 2011 and $146,605 in revenue from the period since inception. The major expenses during this three-month period ended June 30, 2012 were for wages, general and administrative expenses, exploration costs, and legal and accounting fees.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, as the natural resources exploration business tends to involve seasonal expenditures.  We have had a small amount of revenues from our oil production activities in the three-month period ending June 30, 2012, however weather issues and an unusually high water cut in the oil not typical for the region make these results possibly not representative of what future production results would be.  However, as we were not operating an oil property during the first six months of 2011 as we were in 2012, it can be meaningful to compare operating expenses between the three-month period ending June 30, 2012 and the three-month period ending June 30, 2011, to assess the trajectory of operating expenses.

Operating expenses for the three months ending June 30, 2012 were $235,183 and for the three months ending June 30, 2011, they were $228,876.  This means expenses increased by $6,307 or 2.7% during the quarter.  We believe that this increase is attributable to expenses related to the Company’s project in Alberta, Canada as well as travel and other expenses related to the company’s ongoing efforts to finance its continued growth and expenses related to the evaluation of new acquisition opportunities. Costs would be higher, but for management’s continued efforts to streamline costs, extract service provider discounts and control expenses.  Although management anticipates that we will end up spending several million dollars on exploration related expenses in the next 24 months, management’s ability to contain operating expense growth relative to the worldwide financing, acquisition and exploration activities the company is undertaking maximizes the company’s ability to make exploration expenditures when appropriate.

We do not believe the revenues from the quarter are representative of the current productive capacity of our existing well due to the fact that weather conditions and an unusually high oil cut for the region from the well mean that we could experience some revenue improvement in the next quarter. There is no comparable period because we were not operating any oil and gas properties in the three-month period ending June 30, 2011.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three-month period ended June 30, 2012 and $0.01 for the three-month period ended June 30, 2011.

Liquidity and Capital Resources

For the six-month period ended June 30, 2012, net cash used by operating activities, consisting mostly of loss from operations, was $828,399. For the period from inception to June 30, 2012, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $5,435,204.

For the period from inception to June 30, 2012, net cash resulting from financing activities was in the amount of $5,947,490.  We did not conduct a financing during the three-month period ending June 30, 2012.

Our capital resources are sufficient to meet our current operating needs for the next 12 months or longer, however we will not be able to grow our natural resources properties as we desire to make targeted acquisitions without raising additional funds.  We are not currently and will not in the foreseeable future generate any significant revenue, and to date have relied primarily on the sale of equity securities and the exercise of warrants to fund our operations.

Future Financings

We anticipate that we will pursue additional financing and that the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued.  These warrants could yield a total of $9,850,000 in financing for the company and the investor was required to exercise at least $1,000,000 in warrants by August 17, 2011 or the Company had the right to repurchase the common stock held by the investor. The agreements were amended.  Under the terms of the agreements as amended in 2011, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants by August 17, 2013 or Spectral will receive back 5,000,000 of the shares.

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

We anticipate spending significant sums on hiring a senior management team with substantial mining experience, including a VP of Oil and Gas Exploration.  These executive expenditures, together with expenses related to the acquisition of land, geological surveys, drilling programs and extraction expenses we anticipate over the next 12 months, mean that we could spend as much as $10 million over the next 12 months or more, depending on the availability and timing of financing.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2012 approximates their fair values due to the short-term nature of these financial instruments.

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

The material weaknesses identified in our annual report on Form 10-K for the year  ended  December  31,  2011 were  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control. The weakness still exists at June 30, 2012.

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

Item 4. Mine Safety Disclosures.

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

Dated: August 20, 2012