Form 10-Q
period 2012-09-30
SPECTRAL CAPITAL Corp
filed 2012-11-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012 there are issued and outstanding only common equity shares in the amount of 101,267,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	4

	Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 and cumulative from inception on February 9, 2005 through September 30, 2012 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through September 30 , 2012 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and cumulative from inception on February 9, 2005 through September 30, 2012 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of Operation	19

Item 3.	Quantitative and Qualitative Disclosures about market risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6. Exhibits & Signature		25

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

SPECTRAL CAPITAL CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$132,013	$730,922
Prepaid consulting	1,855	20,411
Total Current Assets	133,868	751,333

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(1,914)	(1,196)
Property and equipment, net	956	1,674
Other assets Reclamation deposit	27,810	-
Oil and gas properties, net	2,354,042	-
Total Other Assets	2,381,852	-

Total Assets	$2,516,676	$753,007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$2,233,928	$-
Due to related parties	676,030	36,579
Accrued expenses	19,023	10,923
Total Liabilities	2,928,981	47,502

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding	10,121	10,121
Additional paid in capital	10,632,411	6,619,213
Common stock warrants	674,355	3,200,494
Deficit accumulated during the exploration stage	(11,414,053)	(9,124,323)
Stockholders’ Equity (Deficit) before non-controlling interest	(97,166)	705,505
Non-controlling interest	(315,139)	-
Total Stockholders’ Equity (Deficit)	(412,305)	705,505

Total Liabilities and Stockholders' Equity (Deficit)	$2,516,676	$753,007

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2012

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Period from February 9, 2005 (Inception) to September 30, 2012

REVENUES	$100,374	$-	$127,861	$-	$246,979

OPERATING EXPENSES
Selling, general and administrative	48,598	152,463	156,646	419,231	3,725,802
Wages and benefits	37,569	70,954	126,129	188,727	2,426,953
Legal fees	8,954	83,000	77,254	213,444	651,621
Research and development	-	-	-	-	1,965,424
Exploration costs	190,668	99,500	805,479	110,210	940,736
Stock based compensation	1,260,145	-	1,487,059	-	1,921,576
Beneficial conversion expense	-	-	-	-	230,900
Depreciation and amortization	239	239	718	717	23,063
TOTAL OPERATING EXPENSES	1,546,173	406,156	2,653,285	932,329	11,886,075

LOSS FROM OPERATIONS	(1,445,799)	(406,156)	(2,525,424)	(932,329)	(11,639,096)

OTHER INCOME (EXPENSE)
Interest Expense	(34,314)	-	(79,445)	-	(90,096)

LOSS FROM OPERATIONS BEFORE NON-CONTROLLING INTEREST	(1,480,113)	(406,156)	(2,604,869)	(932,329)	(11,729,192)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	51,637	-	315,139	-	315,139

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,428,476)	(406,156)	(2,289,730)	(932,329)	(11,414,053)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,428,476)	$(406,156)	$(2,289,730)	$(932,329)	$(11,414,053)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,207,623	101,207,623	101,267,623	101,267,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
AS OF SEPTEMBER 30, 2012

	Common Stock		Additional Paid in	Non-Controlling		Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Interest	Warrants	Stage	Equity (Deficit)
Balance, December 31, 2007, as originally reported	41,631	$4	$5,256,988	$-	$-	$(5,252,623)	$4,369

Correction of an accounting error	-	-	-	-	-	5,947	5,947

Balance, December 31, 2007, as Restated	41,631	4	5,256,988	-	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299, 999	-	-	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000	-	-	-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-	-	-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(77,998)	(77,998)

Balance, December 31, 2009	47,623	5	5,557,987	-	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	-	4,111,577	(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	(1,311,508)

Stock options issued for consultant	-	-	-	-	400,425	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	434,517

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	10,121	6,619,213		3,200,494	(9,124,323)	705,505

Stock issued for compensation			1,487,059				1,487,059
Warrants expired			2,526,139		(2,526,139		-
Net loss for the nine months ended September 30, 2012	-	-	-	(315,139)	-	(2,289,730)	(2,604,869)

Balance, September 30, 2012	101,207,623	$10,121	$10,632,411	$(315,139)	$674,355	$(11,414,053)	$(412,305)

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2012

	Nine Months ended September 30, 2012	Nine months ended September 30, 2011	Period from February 9, 2005 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,604,869)	$(932,329)	$(11,729,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	718	717	23,063
Share-based services	1,487,059	-	5,724,633
Beneficial conversion feature on warrant issue	-	-	230,900
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Changes in assets and liabilities:
Prepaid expenses	(9,254)	65,149	(29,665)
Accounts payable & accrued expenses	107,079	(75,798)	123,505
Cash flows used in operating activities	(1,019,267)	(942,261)	(5,626,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(219,093)	-	(219,093)
Purchase of property and equipment	-	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Cash flows used in investing activities	(219,093)	-	(272,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	639,451	-	676,030
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances	-	-	896,667
Cash flows provided by financing activities	639,451	-	6,030,881
Net increase (decrease) in cash and cash equivalents	(598,909)	(942,261)	132,013
Cash and cash equivalents, beginning of the period	730,922	1,993,751	-
Cash and cash equivalents, end of the period	$132,013	$1,051,490	$132,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$2,881
Income taxes paid	$0	$0	$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization	$0	$0	$101,956
Properties acquired through assumption of debt	$2,134,949	$0	$2,134,949
Common stock issued for debt	$0	$0	$1,000
Stock warrants issued for acquisition of mineral properties	$0	$0	$16,859,008
Stock warrants rescinded and cancelled	$0	$15,547,500	$15,547,500
Stock warrants rescinded and cancelled	$0	$0	$1,311,508
Issuance of common stock warrants	$0	$0	$2,821,069

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 – NATURE OF OPERATIONS

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

The results of operations for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the full year.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration-stage companies.  An exploration-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.  Our planned mineral property operations, which are our primary focus at this time, are still in the exploration stage.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Fair Value of Financial Instruments
Spectral Capital’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable,  accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012, the Company had $132,013 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2010, the Company issued 3,000,000 options vesting over periods ranging from immediate to five years. Unrecognized expense of $1,325,175 remains to be recognized over the next three years.

In February 2012, the Company issued 7,500,000 options vesting over a two year period. Unrecognized expense of 2,784,813 remains to be recognized over the next 1.41 years.

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
SEPTEMBER 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

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

Revenue Recognition
The Company is in the exploration stage and has yet to realize significant revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 4,750,000 and 18,850,000 were outstanding at September 30, 2012 and 2011, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended September 30, 2012 and 2011, as their effect would have been anti-dilutive.

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
SEPTEMBER 30, 2012

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

NOTE 3 – MINERAL PROPERTIES

On September 20, 2010, Spectral Capital Corporation entered into a Definitive Financing Agreement ("Agreement")  with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation.  The acquisition described in this Note 3 was reversed on July 8, 2011 and the property returned to Gamma.  Under the original September 20 Agreement, Spectral owned 47% of the License for prospecting, exploration and production of gold and all other metals. The length of the License ran to August 31, 2031. The size of the License was 186 square kilometers or 18,200 hectares. Under the Agreement, Spectral had agreed to invest a minimum of $35,000,000 into the development of the mineral properties over the next two years as follows: March 20, 2011 - $2,500,000; September 20, 2011 - $2,500,000; September 20, 2012 - $30,000,000, plus additional investments as determined by a Joint Venture Board that was to be formed under the terms and conditions of the Agreement. Spectral was also granted a net smelter royalty of 2% on gold and 1% on other minerals extracted from the property to Gamma.   Spectral didn’t make any of the required payments and the acquisition was terminated pursuant to the July 8, 2011 agreement described later in this Note 3.

Concurrently, the parties entered into a Joint Venture Agreement that specified how the development of the mineral properties was to take place.  Under the Agreement and the Joint Venture Agreement, Spectral had agreed to provide all of the financing that the Joint Venture requires to develop the mineral properties.

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
SEPTEMBER 30, 2012

NOTE 3 – MINERAL PROPERTIES (CONTINUED)

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
SEPTEMBER 30, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 9, 2010, the Company issued 10,000 shares of common stock in settlement of $10,000 of debt owed to an Officer of the Company.

Accounts payable totaling $16,467 at September 30, 2012 and $16,467 at December 31, 2011 are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At September 30, 2012, $626,022 (December 31, 2011- $ 20,111) is owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $20,381 for the period ended September 30, 2012 and $11,644 for the period ended September 30, 2011.

At September 30, 2012, $33,541 (December 31, 2011-$nil) is owed to a related party for expenses incurred on behalf of the subsidiary.

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
SEPTEMBER 30, 2012

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

A summary of changes in employee stock options during the period ended September 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,000,000	$1.00
Issued	7,500,000	0.61
Exercised	0	0
Expired	0	0
Outstanding, September 30, 2012	10,500,000	$0.72

As of September 30, 2012, the Company had incentive stock options issued and outstanding to employees as follows:

Stock Options	Exercise Price	Expiry Date
1,000,000	$1.00	10/20/20
2,000,000	$1.00	10/21/20
7,500,000	$0.61	2/6/22
10,500,000

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

As of September 30, 2012, there was $4,109,988 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 2.28 years.

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

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 9 – NON-EMPLOYEE OPTIONS AND COMMON STOCK WARRANTS (CONTINUED)

On January 14, 2011, the Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The Company estimated the fair value of the warrants issued in connection with the acquisition of the mineral interest at $15,547,500. These warrants were cancelled on September 30, 2012 due to problems with title transfer of the property.

On June 2, 2011, the Company issued 750,000 options to settle a dispute with an advisor over services provided to the Company. The options were valued at $400,425 using the Black-Scholes pricing model.

Cash received from the exercise of stock warrants was $0 in 2012 and 2011.

A summary of changes in non-employee share purchase warrants and options during the period ended September 30, 2012 is as follows:

	Warrants and Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	0	$0.00
Issued	16,000,000	1.06
Exercised	(150,000)	(1.00)
Expired	0	0.00
Outstanding, December 31, 2010	15,850,000	1.06
Issued	5,750,000	1.55
Cancelled	(10,000,000)	(1.00)
Outstanding, December 31, 2011	11,600,000	$1.09
Expired	(9,850,000)	1..06
Oustanding, September 30, 2012	1,750,000	1.81

As of September 30, 2012, the Company had warrants and non-employee options outstanding as follows:

Warrants and Options	Exercise Price	Expiry Date
1,000,000	$2.00	11/25/2012
750,000	1.55	2/11/2016

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

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 10 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $11,414,000 that may be available to reduce future years’ taxable income through 2022. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2012	September 30, 2011
Federal income tax benefit attributable to:
Current operations	$885,600	$316,990
Less: valuation allowance	(885,600)	(316,990)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,988,300	$3,102,700
Less: valuation allowance	(3,988,300)	(3,102,700)
Net deferred tax asset	$0	$0

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
SEPTEMBER 30, 2012

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

The Company leases office space under an operating lease that expires on October 31, 2011.  The monthly rent is approximately $3,052. The lease agreement has been extended on a month to month agreement at the same monthly rent. Rent expense for the periods ended September 30, 2012 and 2011 was $26,887 and $28,609 respectively.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

 NOTE 13– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

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

OVERVIEW

We are an exploration stage natural resources company focused on the identification, acquisition, development, financing and extraction of natural resources in regions with a recent history of significant natural resource production.  We have a acquired a controlling interest in an oil and gas property in Alberta, Canada as well as conducted due diligence, evaluation and pre-acquisition activities on a number of other natural resource properties around the world.  Although we do not have a historical track record in the development of natural resource properties, we have begun to assemble an appropriate management team that can help us to efficiently exploit these resources and identify other complimentary resources.  We have also engaged industry-leading consultants and are in the process of continuing to engage such consultants to help us in the planning and development of these resources.

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

In December, 2011, we restructured our interest in our Bayankol property The agreement rescinded the original transaction of January 14, 2011 and the previously issued warrants were cancelled.  Spectral agreed to issue 1,000,000 common shares of Spectral stock in exchange for an option to purchase 65% of the property.  Spectral will also have an obligation to find third party debt financing of $200,000,000 over five years to maintain its interest in the Bayankol property.  We have not taken any steps to finance or develop this property and our title to our interest remains unclear.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to September 30, 2012, the Company generated $246,979 in revenues and posted a net loss of $11,414,053 resulting from costs of general and administrative expenses, website development, stock compensation, impairments on mineral properties, expenses on oil and gas properties and interest expenses. The Company is considered an exploration stage company.

Cash and Working Capital

The Company's cash balance as of September 30, 2012 was $132,013, as compared to the cash balance of $730,922 of December 31, 2011.

Three month Period Ending September 30, 2012 and September 30, 2011 and from Inception to September 30, 2012

Operating expenses for the three-month period ended September 30, 2012 totaled $1,546,173, for the three month period ended September 30, 2011, $406,156 and from inception to the period ended September 30, 2012 totaled $11,886,075. The company experienced a net loss of $1,428,476, $406,156 and $11,414,053 for the three month periods ended September 30, 2012, September 30, 2011 and from inception to period ended September 30, 2012, respectively, against $100,374 in revenues from operations for the three month period ending September 30, 2012, $0 for the three month period ended September 30, 2011 and $246,979 in revenue from the period since inception. The major expenses during this three-month period ended September 30, 2012 were for stock based compensation, exploration costs, wages, general and administrative expenses and legal and accounting fees.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, as the natural resources exploration business tends to involve seasonal expenditures.  We have had a small amount of revenues from our oil production activities in the three-month period ending September 30, 2012, however weather issues and an unusually high water cut in the oil not typical for the region make these results possibly not representative of what future production results would be.  However, as we were not operating an oil property during the first nine months of 2011 as we were in 2012, it can be meaningful to compare operating expenses between the three-month period ending September 30, 2012 and the three-month period ending September 30, 2011, to assess the trajectory of operating expenses.

Operating expenses for the three months ending September 30, 2012 were $1,546,173 and for the three months ending September 30, 2011, they were $406,156.  Excluding the one time item of stock based compensation of $1,260,145, this means expenses increased by $179,872 or 169% during the quarter, however if we exclude exploration expenses which did not exist in the comparable quarter, expenses of $190,668, we are left with a decrease in operating expenses of $10,796 or a decrease of 10%.  We believe that we experienced an increase despite this lower overhead attributable to exploration expenses related to the Company’s project in Alberta, Canada  and stock based compensation.  Costs would be higher, but for management’s continued efforts to streamline costs, extract service provider discounts and control expenses.  Although management anticipates that we will end up spending several million dollars on exploration related expenses in the next 24 months, management’s ability to contain operating expense growth relative to the worldwide financing, acquisition and exploration activities the company is undertaking maximizes the company’s ability to make exploration expenditures when appropriate.

We do not believe the revenues from the quarter are representative of the current productive capacity of our existing well due to the fact that weather conditions and an unusually high oil cut for the region from the well mean that we could experience some revenue improvement in the next quarter. There is no comparable period because we were not operating any oil and gas properties in the three-month period ending September 30, 2011.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.00 for the three-month period ended September 30, 2012 and $0.00 for the three-month period ended September 30, 2011.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2012, net cash used by operating activities, consisting mostly of loss from operations, was $1,019,267.  For the period from inception to September 30, 2012, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $5,626,072.

For the period from inception to September 30, 2012, net cash resulting from financing activities was in the amount of $6,030,881.  We did not conduct a financing during the three-month period ending September 30, 2012.

Our capital resources are not sufficient to meet our current operating needs for the next 12 months or longer, however we believe have the ability to finance our cash needs through borrowings from our commercial partners, though we do not have any such arrangement currently in place and will otherwise have to seek alternative financings to meet our cash needs.  We will not be able to grow our natural resources properties as we desire to make targeted acquisitions without raising additional funds.  While we are currently generating some revenue, the predictability and sufficiency of the revenue stream is unknown, and to date have relied almost entirely on the sale of equity securities and the exercise of warrants to fund our operations.

Future Financings

We anticipate that we will pursue additional financing and that the financing would be an equity financing achieved through the sale of our common stock or the sale of debt securities based on the earning potential of our mineral resources or a loan from a business partner of ours. We do not have any arrangement in place for any debt or equity financing except for the outstanding warrants we have issued.  These warrants could yield a total of $9,850,000 in financing for the company and the investor was required to exercise at least $1,000,000 in warrants by August 17, 2011 or the Company had the right to repurchase the common stock held by the investor. The agreements were amended.  Under the terms of the agreements as amended in 2011, subject to certain terms and conditions, Trafalgar is obligated to exercise at least $1,000,000 worth of these warrants by August 17, 2013 or Spectral will receive back 5,000,000 of the shares.

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

Because our property in Alberta is currently producing oil and because it has drilling locations that can be drilled and could produce substantial revenue in 2013, we may be able to fund some of our additional growth through this revenue, provided we could finance such drilling.  Such revenue, while it could arrive in 2012, will be most impactful to us in 2013 as our drilling program becomes more developed and our land positions increase.  Because our Kazakhstan property contains primarily alluvial gold, it is possible to begin a lower-cost, rapidly assembled extraction operation through the importation of a mobile, barge based extraction plant that can begin to produce gold at the property within the next 12 months if we were able to resolve all title and environmental issues.

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

However, the preliminary results of our oil production activities in Alberta have not produced as much revenue as we had anticipated and we continue to evaluate options to improve our financial performance, which include the acquisition of other natural resource assets, the disposition of some assets, the acquisition of assets outside of the natural resource sector and partnership on some of our existing assets.

Our twelve-month plan projects us to accomplish the following steps:

	Produce free cash flow from our Alberta property;

	Complete additional wells on our Alberta property;


Build the necessary infrastructure and complete the necessary drilling programs and feasibility studies to begin large scale production operations on our present Alberta property and additionally acquired properties within the next 12 to 24 months;

	Complete one or more private equity placements to provide interim funding for drilling programs and extraction operations;

	Hire a senior management team with a proven track record at the development of oil and gas properties in challenging areas.

	Improve revenue substantially in our oil properties, and if we cannot do that sell or otherwise dispose of them and seek alternative assets or asset classes.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2012 approximates their fair values due to the short-term nature of these financial instruments.

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

The material weaknesses identified in our annual report on Form 10-K for the year  ended  December  31,  2011 were  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control. The weakness still exists at September 30, 2012.

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

Dated: November 14, 2012	Spectral Captial Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer
/s/ Stephen Spalding
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)