Form 10-K
period 2012-12-31
SPECTRAL CAPITAL Corp
filed 2013-04-16
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012.

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

The number of shares of the issuer’s Common Stock outstanding as of April 15, 2013 is 112,857,623.

As at April 15, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $53,043,083.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is an exploration stage technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

From April, 2005 until September 2010, we were engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last six months of 2009, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development.  We ceased operating our Internet properties in December 2010.

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

In December, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral, to transfer its ownership interests in the Alberta oil and gas properties for $950,000, the value of Spectral’s contributions to the project to date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing of $323,978 is non-interest bearing and is to be repaid within a one year period.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s year end is December 31.

PRINCIPAL PRODUCTS AND SERVICES

Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

Companies within the technology development and commercialization sector have a variety of areas of principal competence.  Some companies focus on aggressively developing a portfolio of intellectual property and then licensing that property and defending it through litigation.  Others focus on a technology embodied in a software product or device which has the potential to be acquired by businesses and/or consumers at a profit.  Others seek to develop and commercialize technology that attracts a significant number of users who can be monetized through advertising. Of course, technology development and commercialization is a vast and complex field.  Spectral has had an initial focus on information technology with a direct value proposition to businesses or consumers.

Like all companies that seek to develop a portfolio of high impact technologies and the corporate and organizational structure to monetize those technologies, Spectral must do the specialized work of lowering the risk profile of the commercialization of a particular technology to the point where it is able to grow at a reasonable customer acquisition cost.

We have a deep management expertise, developed knowledge within the search, media and analytics fields, attractive positioning, the ability to identify and close transactions quickly and a willingness to invest in technology that is mispriced relative to its economic potential.  Although the 2008 financial crisis has abated and technology companies generally are enjoying some robust growth, it still remains a challenge for early stage technology companies to find the financial and human resources to foster required growth.  This challenge creates an environment where Spectral can seek out and find high impact technology and invest in or acquire this technology at reasonable valuations.

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology by flooding the technology with financial and human resources.  Spectral’s approach is much more targeted.  We only develop technology that we believe has a very specific fit with our expertise and limited capital.  We develop technology that does not require massive investments in sale and marketing in order to reach an initial audience.

We currently have two technology companies in the Spectral portfolio, Noot and Kontexto.

Noot is is a mobile technology company that is in advanced stages of creating a proprietary search engine, named 'noot', for people with mobile smartphones. noot will help people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot will be that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic.

Kontexto founded in 2009, is a technology company that has developed software and services that acquire, analyze and visualize streaming real time data for companies and institutions. Kontexto has developed two products based on their proprietary analysis platform: publishflow(TM) and monitr(TM) along with providing customers the option for customized services solutions. UK Trade and Investment, the largest government and business trade organization in the United Kingdom awarded them 'technology of exceptional potential'. Kontexo's customers include some of the biggest names in publishing, Post Media Network, The Guardian, Getty Images, Abu Dhabi Media, Bell Media and The Daily Mail.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Analytics, Search & Software portfolio companies and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C (“Business to Consumer”) and B2B (“Business to Business”) software applications (“Applications or Apps”) as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google, Yahoo!, Bing and other destination search websites and search‑centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

Moreover, some of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and/or significantly greater financial, technical and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.

In the case of our portfolio companies Noot and Kontexto, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, the usefulness of our analytics and other content, the functionality of our various Websites and software and the quality of related content and features and the attractiveness of the services provided by our technology generally to consumers and business relative to those of our competitors.

Marketing and Customers

Currently, we have in person sales efforts that have been effective for Kontexto, as the number of media enterprises with an interest in Kontexto can be segmented to insure a very large target of potential customers with the economics to support in person sales.  As Kontexto develops, we expect to get more and more of our sales through customers that subscribe for our services directly by contacting us and we expect that this process can be automated in the future to become less reliant on our sales and business development staff as Kontexto expands its market penetration beyond the largest media clients.

Kontexto is not dependent on any one customer and has a variety of exceptional, global and regional media enterprises as its clients.

Noot anticipates competing in the rapidly evolving area of mobile search.  We anticipate having millions of individual consumer users of Noot and not being dependent on one channel or customer, through we will be dependent on the App Store from Apple and the Android Marketplace for a significant number of our mobile search application downloads.

Principal Agreements Affecting Our Ordinary Business

We do not have any current long term agreements that impact our business, other than the license agreements for Kontexto customers.

Information Technology Governmental Regulation

Our operations are subject to various rules, regulations and limitations impacting the information technology industry as whole.

Environmental Matters

We do not anticipate any significant impact of environmental regulations on our business.

OPERATIONS

Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

The majority of our operations consist of (1) the development and commercialization of portfolio technology; including attendant information security needs and providing consistent and reliable access to our applications/technology.

RESEARCH AND DEVELOPMENT

We conducted development efforts regarding our previously held oil and gas properties.  As we have divested of our operating oil assets, we do not anticipate any additional development expenses in existing the natural resource sector.

From February 9, 2005 (inception) through the year ended December 31, 2012 we incurred research and development expenses of $1,965,424, almost entirely from the development of our previous technology business. We believe that our research and development expenses will increase substantially in 2013.   We expect to spend in excess of $5,000,000 in development expenses on our existing and to be acquired technology portfolio companies, assuming available financing.  We have already begun these efforts and have already expended substantial amounts on these activities.

COMPETITION

Overview

Some of the largest and most technologically sophisticated and financially successful companies in the world compete in the search engine and software development space.   Capital requirements in this space can easily run into the hundreds of millions of dollars and Spectral is in no way able to compete directly against its larger and more well-financed competitors with respect to technology brands which require hundreds of millions of dollars to be spent either on technology development or sales and marketing.  Instead, we tend to compete against much smaller companies, with limited capital resources, who are all looking at early stage technology companies which require 1-4 years of development and  $2-$5 million dollars in financing in order to reach critical mass in an important market.

Therefore, Spectral, like its smaller competitors within this space, can compete only by having a low enough overhead, a flexible enough risk profile, patience, a willingness to secure expensive management and technological resources on a flexible project basis and the utilization of equity based incentives to attract talented personnel who find the risk reward profile of emerging growth companies appealing.

Failure of Competitors

Many of our smaller competitors fail because of improperly architected technology, excessive spending on sales and marketing, information technology security problems, the failure to secure required development capital, the inability to efficiently develop a customer acquisition program cost effectively and the inability to efficiently and cost effectively manage technology development.

Our Competitive Position

Because we currently have already acquired interests two portfolio companies, our competitive position with respect to our existing projects is really relevant to our ability to attract and retain key management personnel.   The technology sector is booming and successes like Google, Facebook and Twitter, as well as a proliferation of other mobile technologies, drive intense competition for executive talent in the industry.  As a smaller competitor without a track record operating in a booming area, we will have to offer significant cash and equity incentives to attract talented personnel.  As we have had some limited success to date in attracting officers and board members based on the strength of our portfolio companies to date, we believe that we are reasonably well positioned to compete for these human resources.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

We are not particularly dependent on any one customer or supplier.

INTELLECTUAL PROPERTY

Overview

Our intellectual property consists almost exclusively of patentable or trade secret protectable software code and proprietary information technology architecture.

We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success.

The businesses within our Noot Search segment also rely upon trade secrets, including algorithms for the generation, organization and presentation of search results.  To a lesser extent, these businesses also rely upon p patent‑pending proprietary technologies and processes, primarily those relating to search‑related products and services, with expiration dates for patented technologies ranging from 2027 and beyond, if filed, and copyrighted material, including trade dress.

We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect our various intellectual property rights.

For example, we intend to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate.  Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract.  Similarly, not every variation of a domain name may be available or be registered, even if available.
We also generally intend to seek to apply for patents or for other similar statutory protections as and if we deem appropriate, based on then current facts and circumstances, and will continue to do so in the future.  No assurances can be given that any patent application we will have filed will result in a patent being issued, or that any future patents will afford adequate protection.

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

Trademarks

We are in the process of applying for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2012, our registration is in the preliminary stages of the application process.

Trade Secrets

Whenever we deem it important for purposes of maintaining the secrecy of information, such as sensitive and valuable search algorithms, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom may require us to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-K for the year ended December 31, 2012, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2012, we had three full-time employees and ten full-time or part-time consultants.   We intend to significantly expand our staff over the next year and have begun an aggressive campaign to recruit senior, experienced technology professionals to our management team.  We hope to add 1-3 senior executives over the next 12 months.

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

We have operated continuously at a loss since inception. We expect to experience continuing financial losses until our properties have been in production for some time.   Losses for the year ended December 31, 2012, and losses since inception were approximately $2,798,402 and $11,922,725, respectively.  Most of these losses were as a result of investments in our previous technology businesses and as a result of expenses due to stock-based compensation, but a substantial portion also come from expenses related to the identification, negotiation and due diligence on our previous natural resource projects.  The extent to which we continue to experience losses will depend on a number of factors, including:

●	The timeframe and costs involved in bringing our existing portfolio technology into commercialization;

●	Expenses related to due diligence on new portfolio companies and investments in new portfolio companies;

●	Expenses related to consumer adoption of the Noot Mobile Search Engine;

●	our ability to attract, retain and motivate qualified personnel, if we have the resources to hire such individuals; and

●	our cost of capital.

Although we can see a scenario in which we can derive positive cash flow from our portfolio companies in 2012, our anticipated high growth makes this unlikely.  There can be no assurance that we will not continue to be cash flow negative.  In addition, it is possible that we may never obtain or sustain positive operating cash flow or generate net income.

Although we have sufficient cash to maintain our current operations, we do not have sufficient financing yet to efficiently develop our technology to its fullest potential

Although we have enough cash to meet our current operating requirements for 12 months, we do not have enough cash to fund the acquisition of new technologies or the full development of existing technologies.  We are currently seeking such financing but there can be no assurance that we will obtain such financing.

We are dependent on our ability to attract and retain key personnel

We must attract and retain qualified personnel, at the senior management, information technology and programmer level.  The information technology industry is experiencing a sustained period of growth and it is exceptionally difficult to attract and retain such personnel.  Without a history of successful operations and our lack of substantial current capital resources, we may have difficulty attracting the necessary, qualified personnel.  Failure to attract and retain such personnel could cause us to sub-optimally develop our projects and would have a material, negative impact on our operational and financial performance.

Risks Related The Information Technology Industry

Our success depends, in part, on the integrity of our systems and infrastructures and those of third parties. System interruptions and the lack of integration and redundancy in our and third party information systems may affect our business.

To succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing products and services, which could adversely affect our business. Moreover, as traffic to our websites, applications and online properties increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructures and technologies generally to facilitate this growth. If we do not do so, users, customers and third parties with whom we do business may not be able to access our products and services on an intermittent or prolonged basis, which could adversely affect the quality of their experiences. In addition, we could experience inefficiencies and/or operational failures in connection with these efforts, which could have the same effect. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructures and technologies needed to access our products and services on a timely basis, if at all.

The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers.

Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process certain transactions with users and customers. Furthermore, data security breaches (as a result of actions taken by hackers or otherwise), fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
In particular, our destination search websites may be adversely affected by fraudulent, surreptitious or other unwanted computer programs, applications and activity that make changes to users' computers and interfere with the overall experience of our products and services, such as by hijacking queries to these websites or altering or replacing search results generated. This type of interference often occurs without disclosure to (or consent from) users, resulting in a negative experience that users may associate with us. These disruptive programs and applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent efforts to block or remove them.
In addition, downloadable applications through which we provide search services are also subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in users' computers or in our systems and networks. No assurances can be given that our efforts to combat these malicious applications will be successful and/or that our products and services will not have (or will not be perceived to have) vulnerabilities in this regard.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our cash will be sufficient to fund our minimal capital requirements through 2012. However, those funds will not be sufficient to fund both our continuing operations and our planned growth. We will require additional capital to continue to grow our business via acquisitions and to further expand our existing portfolio companies. We may be unable to obtain additional capital if and when required.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2012, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. Mine Safety Disclosures.

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FCCN”, and on certain international Exchanges under the symbol “F3SN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last six years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2007 Quarter ended
March 31, 2007	$1,110.00	$2,070.00
June 30, 2007	$1,125.00	$1,740.00
September 30, 2007	$780.00	$1,170.00
December 31, 2007	$240.00	$1,125.00

Year ended 2008 Quarter ended
March 31, 2008	$300.00	$120.00
June 30, 2008	$450.00	$180.00
September 30, 2008	$375.00	$75.00
December 31, 2008	$60.00	$15.00

Year ended 2009 Quarter ended
March 31, 2009	$11.99	$4.65
June 30, 2009	$28.49	$7.65
September 30, 2009	$14.99	$3.90
December 31, 2009	$14.99	$1.10

Year ended 2010 Quarter ended
March 31, 2010	$1.10	$0.51
June 30, 2010	$1.10	$0.51
September 30, 2010	$1.11	$1.00
December 31, 2010	$6.00	$1.10

Year ended 2011 Quarter ended
March 31, 2011	$3.25	$1.75
June 30, 2011	$1.85	$0.80
September 30, 2011	$1.00	$0.55
December 31, 2011	$0.56	$0.50

Year ended 2012 Quarter ended
March 31, 2012	$0.92	$0.49
June 30, 2012	$0.76	$0.51
September 30, 2012	$0.60	$0.31
December 31, 2012	$0.38	$0.21

*
All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005 and adjusted to reflect 1500-to-1 reverse stock split for shareholders of record on July 6, 2009.

STOCKHOLDERS

As of April 15, 2013, there were approximately 884 holders of record of our common shares.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2012 and 2011 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2012, the Company had $84,091 of unrestricted cash to be used for future business operations.

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

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors.

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model with the following assumptions:

Employee Stock Options
Stock Price	$0.55
Exercise Price	$.61
Expected volatility	84.47%
Risk-free rate	1.93%
Vesting period	2 years
Expected term	10 years

Employee stock-based compensation expense relating to options granted in 2010 and 2012, and  recognized in 2012 and 2011 totalled $2,118,892 and $434,517, respectively. Unrecognized expense of $2,923,404 remains to be recognized through 2015.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered. There were 2,500,000 options valued at $1,136,250 issued to an advisor on February 6, 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model.

A summary of changes in stock options during the years ended December 31, 2012 and 2011 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, December 31, 2010	3,000,000	$1.00	10/21/20
Issued	750,000	1.55	2/11/16
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2011	3,750,000	1.39
Issued	10,000,000	.61	2/6/22
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2012	13,750,000	$.75

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

Income Taxes
As of December 31, 2012, the Company had net operating loss carry forwards of approximately $11,923,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2012	December 31, 2011
Federal income tax benefit attributable to:
Current operations	$1,043,100	$699,700
Less: valuation allowance	(1,043,100)	(699,700)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,145,800	$3,102,700
Less: valuation allowance	(4,145,800)	(3,102,700)
Net deferred tax asset	$0	$0

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,750,000 and 14,600,000 were outstanding at December 31, 2012 and 2011, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended December 31, 2012 and 2011, as their effect would have been anti-dilutive.

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

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is an exploration stage technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

PLAN OF OPERATIONS

Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

Companies within the technology development and commercialization sector have a variety of areas of principal competence.  Some companies focus on aggressively developing a portfolio of intellectual property and then licensing that property and defending it through litigation.  Others focus on a technology embodied in a software product or device which has the potential to be acquired by businesses and/or consumers at a profit.  Others seek to develop and commercialize technology that attracts a significant number of users who can be monetized through advertising. Of course, technology development and commercialization is a vast and complex field.  Spectral has had an initial focus on information technology with a direct value proposition to businesses or consumers.

Like all companies that seek to develop a portfolio of high impact technologies and the corporate and organizational structure to monetize those technologies, Spectral must do the specialized work of lowering the risk profile of the commercialization of a particular technology to the point where it is able to grow at a reasonable customer acquisition cost.

We have a deep management expertise, developed knowledge within the search, media and analytics fields, attractive positioning, the ability to identify and close transactions quickly and a willingness to invest in technology that is mispriced relative to its economic potential.  Although the 2008 financial crisis has abated and technology companies generally are enjoying some robust growth, it still remains a challenge for early stage technology companies to find the financial and human resources to foster required growth.  This challenge creates an environment where Spectral can seek out and find high impact technology and invest in or acquire this technology at reasonable valuations.

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology by flooding the technology with financial and human resources.  Spectral’s approach is much more targeted.  We only develop technology that we believe has a very specific fit with our expertise and limited capital.  We develop technology that does not require massive investments in sale and marketing in order to reach an initial audience.

We also intend to continue to identify and acquire desirable technologies throughout the United States, Canada, India and elsewhere within other regions in as much as we are able to acquire and develop such technologies under similar terms and conditions to those of the two portfolio companies we have acquired interests in.

We anticipate spending significant sums on hiring a senior management team with substantial technology experience, including a VP of Information Security and a VP of Sales and Marketing.  These executive expenditures, together with expenses related to the development of our portfolio companies technology and expenses we anticipate over the next 12 months, mean that we could spend as much as $5-$10 million over the next 12 months or more, depending on the availability and timing of financing.

Our twelve-month plan projects us to accomplish the following steps:

•	Continue to Grow Kontexto’s customer base around the world and increase revenues and earnings;

•	Complete and launch the Noot Mobile Application;

•	Build the necessary infrastructure and complete the necessary staff expertise to close on several additional portfolio company purchases/investments in the next 12 to 24 months ;

•	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

•	Hire a senior management team with a proven track record at the development of high growth, high impact technology.

RESULTS OF OPERATIONS FROM FEBRUARY 9, 2005 (INCEPTION) AND THE YEARS ENDED DECEMBER 31, 2012 and 2011

Revenues

We are currently engaged in a technology development business and have exited natural resources.  We incurred revenues in 2012 due to our oil and gas business, which is discontinued.  Our revenues increased $182,109 from $0 for the year ended December 31, 2011 to $182,109 for the year ended December 31, 2012 as we ramped up our technology business and wound down our natural resource projects.

Research and Development

Research and development expenses remained at $0 for both the year ended December 31, 2011 and $0 for the year ended December 31, 2012.

General and Administrative Expenses

General and administrative expenses principally include professional fees, investor relations fees, rent and general corporate overhead. Operating expenses, including wages and benefits and legal fees and increased $300,905, from $1,623,348 for the year ended December 31, 2011 to $1,322,443 for the year ended December 31, 2012, excluding stock based compensation, which was $434,517 in the period ending December 31, 2011 and $2,659,673 in the year ending December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2012 we had $84,091 of cash on hand.

Our net loss increased $740,537, from $2,057,865 for the year ended December 31, 2011 to $2,798,402 for the year ended December 31, 2012.  This increased net loss was caused primarily by increased expenses related to stock option based compensation.

Net cash used in operating activities decreased $140,705, from $1,262,829 for the year ended December 31, 2011 to $1,122,124 for the year ended December 31, 2012. This decrease was primarily the result of a decrease in wages, travel, legal and expert fees and prepaid expenses.

Net cash provided by financing activities increased $722,196, from $0 for the year ended December 31, 2011 to $722,196 for the year ended December 31, 2012. Net cash provided by financing activities was from an advance from a related party.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, given that we have closed a financing subsequent to the end of the period of this report, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits. We are seeking to raise additional capital though private equity and debt financings. As of the date of this annual report on Form 10-K for the year ended December 31, 2012, we do not have any specific financing terms from any particular financier other than the financing we closed in February, 2013. We are currently engaged in a number of discussions with potential financiers.  There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations and would diminish our ability to adequately exploit our mineral properties and could result in the diminution of our interest in those properties.

Our short-term prospects are promising given our success to date in securing the two portfolio companies, Noot and Kontexto and the success that Kontexto has enjoyed in the market to date.  We believe we will experience significant operational and financial growth from these and other portfolio companies during the next 12 months.

SPECTRAL CAPITAL CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

SPECTRAL CAPITAL CORPORATION

(AN EXPLORATION STAGE COMPANY)

 TABLE OF CONTENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F - 2

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and the period from February 9, 2005 (inception) to December 31, 2012	F - 3

Consolidated Statement of Stockholders’ Equity as of December 31, 2012	F - 4 - F - 5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from February 9,2005 (inception) to December 31, 2012	F - 6

Notes to Consolidated Financial Statements	F - 7 – F - 17

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Spectral Capital Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the period from February 9, 2005 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from February 9, 2005 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Spectral Capital Corporation will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 15, 2013

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$84,091	$730,922
Account receivable – related party	323,978	0
Prepaid consulting	0	20,411
Total Current Assets	408,069	751,333

Property and equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(2,153)	(1,196)
Property and equipment, net	717	1,674

Mineral properties, net	-	-

Total Assets	$408,786	$753,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$14,000	$10,923
Due to related parties	97,696	36,579
Total Liabilities	111,696	47,502

Stockholders’ Equity
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 101,207,623 shares issued and outstanding	10,121	10,121
Additional paid in capital	12,825,163	7,019,638
Common stock warrants	0	2,800,069
Prepaid consulting	(615,469)	0
Deficit accumulated during the exploration stage	(11,922,725)	(9,124,323)
Total Stockholders’ Equity	297,090	705,505

Total Liabilities and Stockholders' Equity	$408,786	$753,007

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from February 9, 2005 (Inception) to December 31, 2012

REVENUES	$182,109	$-	$301,227

OPERATING EXPENSES
Selling, general and administrative	195,623	1,017,225	3,764,779
Wages and benefits	165,930	230,589	2,466,754
Legal fees	76,690	264,367	651,057
Research and development	-	-	1,965,424
Exploration costs	883,243	110,210	1,018,500
Stock based compensation	2,659,673	434,517	3,094,190
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	957	957	23,302
TOTAL OPERATING EXPENSES	3,982,116	2,057,865	13,214,906

LOSS FROM OPERATIONS	(3,800,007)	(2,057,865)	(12,913,679)

OTHER INCOME (EXPENSE)	-
Interest expense	(113,761)	-	(113,761)
Gain on sale of oil business	845,680	-	845,680
Other income(expense)	-		(10,651)
TOTAL OTHER INCOME (EXPENSE)	731,919	-	721,268

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTEREST	(3,068,088)	(2,057,865)	(12,192,411)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(269,686)	-	(269,686)

LOSS BEFORE INCOME TAX PROVISION	(2,798,402)	(2,057,865)	(11,922,725)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS ATTRIBUTABLE TO SPECTRAL CAPITAL CORPORATION	$(2,798,402)	$(2,057,865)	$(11,922,725)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,207,623	101,207,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2012

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity
Balance, February 9, 2005, Inception	-	$-	$-	$-	$-	$-	-	$-

Stock based compensation	19,883	2,983	2,914,209	-	-	-	-	2,917,192

Net loss for the period ended March 6, 2005	-	-	-	-	-	-	(11,605)	(11,605)

Restated recapitalization, March 7, 2005	18,299	2,744	(104,701)	-	-	-	-	(101,957)

PPMs	620	93	305,907	-	-	-	-	306,000

Beneficial conversion feature	-	-	230,900	-	-	-	-	230,900

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(4,079,552)	(4,079,552)
Balance, December 31, 2005	38,802	5,820	3,346,315	-	-	-	(4,091,157)	(739,022)

Stock options	-	-	11,724	-	-	-	-	11,724

Shares issued for services	23	4	37,996	-	-	-	-	38,000

PPMs	757	112	951,888	-	-	-	-	952,000

Shares exchanged for debt	716	107	985,026	-	-	-	-	985,133

Cancellation of shares issued for compensation	(400)	(60)	(731,940)	-	-	-	-	(732,000)

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(435,407)	(435,407)
Balance, December 31, 2006	39,898	5,983	4,601,009	-	-	-	(4,526,564)	80,428

PPMs	1,733	260	649,740	-	-	-	-	650,000

Share par value adjustments	-	(6,239)	6,239	-	-	-	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(720,112	(720,112)

Balance, December 31, 2007,	41,631	4	5,256,988	-	-	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299, 999	-		-	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(292,310)	(292,310)
Balance, December 31, 2008	46,631	5	5,556,987	-	-	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000	-		-	-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-	-		-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(77,998)	(77,998)
Balance, December 31, 2009	47,623	5	5,557,987	-	-	-	(5,616,984)	(58,992)

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2012

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non- Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance forward, December 31, 2009	47,623	5	5,557,987	-	-	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-		-	-	(1,449,474)	(1,449,474)
Balance, December 31, 2010	101,207,623	10,121	6,184,696	-	4,111,577		(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	-	(1,311,508)

Stock options issued for consultant	-	-	400,425	-	-	-	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	-	434,517

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	10,121	7,019,638	-	2,800,069	-	(9,124,323)	705,505

Stock options issued as compensation	-	-	3,275,142	(615,469)	-	-	--	2,659,673

Stock warrants expired	-	-	2,800,069	-	(2,800,069)	-	-	-

Termination of non-controlling interest	-	-	(269,686)	-	-	269,686	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(269,686)	(2,798,402)	(3,068,088)

Balance, December 31, 2012	101,207,623	$10,121	$12,825,163	$(615,469)	$0	$0	$(11,922,725)	$297,090

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from February 9, 2005 (Inception) to December 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(2,798,402)	$(2,057,865)	$(11,922,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(269,686)	-	(269,686)
Depreciation and amortization	957	957	23,303
Share-based services	2,659,673	834,942	6,897,247
Beneficial conversion feature on warrant issue	-	-	230,900
Gain on sale of oil business	(845,680)	-	(845,680)
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Changes in assets and liabilities:
Legal trust account	(14,207)	-	(14,207)
Prepaid expenses	20,411	47,716	-
Accounts payable & accrued expenses	124,810	(103,888)	141,235
Due to related parties	-	15,309	36,579
Cash flows used in operating activities	(1,122,124)	(1,262,829)	(5,692,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas property	(219,093)	-	(219,093)
Purchase of property and equipment	-	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Increase in security deposits	(27,810)	-	(27,810)
Cash flows used in investing activities	(246,903)	-	(300,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	-	-	4,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances from related parties	722,196	-	1,618,863
Cash flows provided by financing activities	722,196	-	6,077,047

Net increase (decrease) in cash and cash equivalents	(646,831)	(1,262,829)	84,091
Cash and cash equivalents, beginning of the period	730,922	1,993,751	-
Cash and cash equivalents, end of the period	$84,091	$730,922	$84,091

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56,693	$0	$59,574
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On July 27, 2010, the Company changed its name to Spectral Capital Corporation.

The Company was formerly in the business of developing internet search engine technology. From August 2010 until December 2012, the Company evaluated and sought out opportunities in the natural resource sector.  Spectral acquired various interests in natural resource assets in Russia, Kazakhstan and Alberta, Canada.  In December, 2012, Spectral changed its corporate focus from the natural resource sector and back to information technology.  Spectral has divested of its principal natural resource asset in Alberta, Canada and intends to divest any remaining natural resources in the near future and focus solely on acquiring and developing information technology.

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

Principles of Consolidation
The accompanying consolidation financial statements include the accounts of the Company and its subsidiaries Extractive Resources Corporation and Shamrock Oil and Gas, Ltd. Shamrock is 60% owned by Extractive Resources Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2012, the Company had $84,091 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense recognized in 2012 and 2011 totalled $1,704,375 and $434,517, respectively, for these options. Unrecognized expense of $1,704,375 remains to be recognized in 2013.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 2,500,000 options valued at $1,136,250 issued to an advisor in 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model. Additionally, there was $434,517 expense recorded in 2012 and 2011 from options issued in 2010.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 30, 2012, there have been no interest or penalties incurred on income taxes.

SPECTRAL CAPITAL CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Revenue Recognition
The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,750,000 and 14,600,000 were outstanding at December 31, 2012 and 2011, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended December 31, 2012 and 2011, as their effect would have been anti-dilutive.

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

Reclassifications
Certain accounts in these financial statements have been reclassified to correct a typographical error in the prior period.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

NOTE 4 – CAPITAL STOCK

The Company has 5,000,000 shares of $.0001 par value preferred stock, and 500,000,000 shares of $.0001 par value common stock authorized.

There were no shares issued in 2012 or 2011.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – OIL AND GAS PROPERTIES

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

On December 31, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral to transfer its ownership interests in the oil and gas properties for $950,000, the value of Spectral’s contributions to the project to date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing of $323,978 is non-interest bearing and is to be repaid within a one year period.

As part of the agreement, Akoranga, agrees to assume all liabilities of Shamrock Oil and Gas Ltd. as at December 31, 2012.  These liabilities had previously been recorded on the balance sheet of Spectral and as a result, the Company has recognized a gain on transfer of liabilities of $845,680 related to the assumption.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accounts payable totaling $16,468 at December 31, 2012 and 2011, are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At December 31, 2012 and 2011, $81,229 and $20,111, respectively, were owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $24,184 in 2012 and $29,089 in 2011.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of of all debt related to the oil and gas business. As a result of that transaction, Akoranga owes $323,978 to the Company. The loan balance is due December 31, 2013. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted.

NOTE 7– GOING CONCERN

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
DECEMBER 31, 2012

NOTE 8- STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors.

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model with the following assumptions:

Employee Stock Options
Stock Price	$0.55
Exercise Price	$.61
Expected volatility	84.47%
Risk-free rate	1.93%
Vesting period	2 years
Expected term	10 years

Employee stock-based compensation expense relating to options granted in 2010 and 2012, and  recognized in 2012 and 2011 totalled $2,118,892 and $434,517, respectively. Unrecognized expense of $2,923,404 remains to be recognized through 2015.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered. There were 2,500,000 options valued at $1,136,250 issued to an advisor on February 6, 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8- STOCK-BASED COMPENSATION (CONTINUED)

A summary of changes in stock options during the years ended December 31, 2012 and 2011 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, December 31, 2010	3,000,000	$1.00	10/21/20
Issued	750,000	1.55	2/11/16
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2011	3,750,000	1.39
Issued	10,000,000	.61	2/6/22
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2012	13,750,000	$.75

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

NOTE 9 – STOCK WARRANTS

In 2010, the Company issued 5,000,000 warrants in connections with the Definitive Financing Agreement entered into with Gamma Investment Holdings Ltd. (“Gamma”) regarding the acquisition of a 47% undivided interest in two mineral properties in the Chita region of the Russian Federation. The warrants issued to Gamma were capitalized as acquisition costs of the mineral interests. The Company has estimated the fair value of the warrants issued in connection with the acquisition of mineral interests at $1,311,508 as of the grant date using the Black-Scholes option pricing model. The Gamma warrants were cancelled in 2011.

On January 14, 2011, the Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The company estimated the fair value of the warrants issued in connection with the acquisition of the mineral interest at $15,547,500. These warrants were cancelled on December 31, 2011 due to problems with title transfer of the property. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company estimates the fair value of their warrants using the Black-Scholes pricing model.

As of December 31, 2012, the Company does not have any outstanding warrants remaining.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – STOCK WARRANTS (CONTINUED)

A summary of changes in share purchase warrants during the years ended December 31, 2012 and 2011 is as follows:

Number of Warrants
Outstanding, December 31, 2010	15,850,000
Issued	5,000,000
Exercised	0
Cancelled	(10,000,000)
Outstanding, December 31, 2011	10,850,000
Issued	0
Expired	(10,850,000)
Outstanding, December 31, 2012	0

NOTE 10 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $11,923,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2012	December 31, 2011
Federal income tax benefit attributable to:
Current operations	$1,043,100	$699,700
Less: valuation allowance	(1,043,100)	(699,700)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	December 31, 011
Deferred tax asset attributable to:
Net operating loss carryover	$4,145,800	$3,102,700
Less: valuation allowance	(4,145,800)	(3,102,700)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-monetary net liabilities assumed in recapitalization	$0	$0	$101,956
Common stock issued for debt	$0	$0	$1,000
Stock warrants issued for acquisition of mineral properties	$0	$15,547,500	$16,859,008
Stock warrants rescinded and cancelled	$0	$15,547,500	$15,547,500
Stock warrants rescinded and cancelled	$0	$1,311,508	$1,311,508
Issuance of common stock warrants	$0	$0	$2,821,069
Issuance of stock for prepaid consulting	$615,469	$0	$615,469
Acquisition of oil and gas business by assumption of debt	$2,134,949	$0	$2,134,949
Debt assumed by buyer in sale of oil and gas business	$2,291,739	$0	$2,291,739
Expiration of warrants	$2,800,069	$0	$2,800,069

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 13– SUBSEQUENT EVENTS

On February 26, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd.  Under the Agreement, Spectral issued Fiveseas 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc., a Delaware corporation, which Spectral will be a 60% owner of and Fiveseas will be a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at $0.65 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.  The shares were sold in a private placement to a non-US purchaser.  There were no commissions paid in the financing and no registration rights granted.

SPECTRAL CAPITAL CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 21, 2012

NOTE 13– SUBSEQUENT EVENTS (CONTINUED)

On March 14, 2013, Spectral Capital Corporation purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from a minority shareholder in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2013.  There were no commissions associated with the transaction and the shares are to be issued to non US shareholders of a Sargas Capital, Ltd., a Canadian company through a process still to be determined.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the year ended December 31, 2012.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2012.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 26, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd.  Under the Agreement, Spectral issued Fiveseas 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc., a Delaware corporation, which Spectral will be a 60% owner of and Fiveseas will be a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at $0.65 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.  The shares were sold in a private placement to a non-US purchaser.  There were no commissions paid in the financing and no registration rights granted.

On March 14, 2013, Spectral Capital Corporation purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from a minority shareholder in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2013.  There were no commissions associated with the transaction and the shares are to be issued to non US shareholders of a Sargas Capital, Ltd., a Canadian company through a process still to be determined.

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2012:

Name	Age	Position
Jenifer Osterwalder	49	Chief Executive Officer, President and Director

Stephen Spalding	64	Interim Chief Financial and Accounting Officer and Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2012, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2012, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2012, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington  98104.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2012	$120,000	-	-	$2,272,500	-	-	-	$2,392,500
Chief Executive Officer*	2011	$120,000	-	-	-	-	-	-	$120,000

•	Due to lack of funds, Ms. Osterwalder agreed to forgo a substantial portion of her salary in 2011 and 2012.
•
Ms. Osterwalder received a grant of 5,000,000 options to purchase common stock in February, 2012 at an exercise price of $0.61 per share.  We have deemed these options to have a value of $0.4545 per share based on the Black-Scholes method.

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement.

As of the date of this annual report on Form 10-K for the year ended December 31, 2012, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,000,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 2,500,000 held by service providers.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2012:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	3,500,000	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 200,000 of his option shares are currently exercisable. He was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2012

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	13,000,000	$9,750,000	2,000,000
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2013. The information in these tables provides ownership information for:

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

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	6,013,934	0.9%

Stephen Spalding (2)	3,500,000	0.1%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	1,013,934	1.0%

(1)
Consists of 13,934 shares owned directly and immediately exercisable options to purchase 1,000,000 common shares at an exercise price of $1.00 per share and 5,000,000 options to purchase common stock at $0.61 per share.

(2)	Includes options to purchase 1,000,000 shares of common stock at $1.00 per share, and options to purchase 2,500,000 shares of common stock at $0.61 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Accounts payable totaling $16,468 at December 31, 2012 and 2011, are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At December 31, 2012 and 2011, $81,229 and $20,111, respectively, were owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $24,184 in 2012 and $29,089 in 2011.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of of all debt related to the oil and gas business. As a result of that transaction, Akoranga owes $323,978 to the Company. The loan balance is due December 31, 2013. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2012	2011
Audit fees	$22,200	$14,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$22,200	$14,000

All audit fees are approved by our board of directors. Silberstein Ungar, PLLC (“SU”, formerly known as Maddox Ungar Silberstein, PLLC) have been our independent auditors since September 22, 2009. We were billed $14,000 by SU in 2011 and $22,200 in 2012.

Audit Fees

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the year ended December 31, 2012 and the year ended December 31, 2011, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $22, 200 and $14,000 respectively.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of FUSA Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of FUSA Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of FUSA Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2013. FILED HEREWITH

31.2	Certification of FUSA Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2013. FILED HEREWITH

32.1
Certification of FUSA Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2013. FILED HEREWITH.

32.2
Certification of FUSA Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2013. FILED HEREWITH.

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

Date: April 15, 2013	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer