Form 10-Q
period 2013-03-31
SPECTRAL CAPITAL Corp
filed 2013-05-15
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer [ }	Accelerated Filer [ ]
Non Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

As of April 30, 2013 there are issued and outstanding only common equity shares in the amount of 112,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	4

	Interim Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012 and cumulative from inception on February 9, 2005 through March 31, 2013 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Deficit from inception on February 9, 2005 through March 31, 2013 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and cumulative from inception on February 9, 2005 through March 31, 2013 (unaudited)	8

	Notes to Financial Statements (unaudited)	9

Item 2.	Plan of Operation	21

Item 3.	Quantitative and Qualitative Disclosures about market risk	26

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures
		26
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	18

Item 6.	Exhibits & Signature	28

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

SPECTRAL CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,058,882	$84,091
Account receivable – related party	323,978	323,978
Share subscription receivable	40	-
Prepaid consulting	-	-
Total Current Assets	1,382,900	408,069

Property and Equipment
Office equipment	2,870	2,870
Less: accumulated depreciation	(2,392)	(2,153)
Property and Equipment, net	478	717

Other Assets
Investment in Kontexto, Inc., at cost	6,398,500	-
Internet search technology	3,000,000	-
Mineral properties, net	-	-
Total Other Assets	9,398,500	-

Total Assets	$10,781,878	$408,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$16,500	$14,000
Due to related parties	130,002	97,696
Total Liabilities	146,502	111,696

Stockholders’ Equity
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $0.0001, 500,000,000 shares authorized, 112,857,623 shares issued and outstanding (December 31, 2012 -101,207,623)	11,286	10,121
Additional paid in capital	21,783,690	12,683,132
Common stock warrants	1,831,500	-
Prepaid consulting	(473,438)	(615,469)
Deficit accumulated during the exploration stage	(12,517,702)	(11,780,694)
Total Stockholders’ Equity	10,635,336	297,090
Non-controlling interest	40	-
Total Equity	10,635,376	297,090

Total Liabilities and Stockholders' Equity	$10,781,878	$408,786

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2013

	Three months ended March 31, 2013	Three months ended March 31, 2012	Period from February 9, 2005 (Inception) to March 31, 2013

REVENUES	$-	$-	$301,227

OPERATING EXPENSES
Selling, general and administrative	60,015	66,785	3,824,794
Wages and benefits	-	49,551	2,466,754
Legal fees	-	54,871	651,057
Research and development	-	-	1,965,424
Exploration costs	-	473,568	1,018,500
Stock based compensation	676,754	-	3,628,913
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	239	239	23,541
TOTAL OPERATING EXPENSES	737,008	645,014	13,809,883

LOSS FROM OPERATIONS	(737,008)	(645,014)	(13,508,656)

OTHER INCOME (EXPENSE)	-
Interest expense	-	(22,379)	(113,761)
Gain on sale of oil business	-	-	845,680
Other income(expense)	-		(10,651)
TOTAL OTHER INCOME (EXPENSE)	-	(22,379)	721,268

LOSS FROM OPERATIONS AND BEFORE NON-CONTROLLING INTEREST	(737,008)	(667,393)	(12,787,388)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	203,527	(269,686)

LOSS BEFORE INCOME TAX PROVISION	(737,008)	(463,866)	(12,517,702)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS ATTRIBUTABLE TO SPECTRAL CAPITAL CORPORATION	$(737,008)	$(463,866)	$(12,517,702)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	104,554,845	101,207,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
AS OF MARCH 31, 2013

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

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
AS OF MARCH 31, 2013

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non- Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance forward, December 31, 2009	47,623	5	5,557,987	-	-	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-		-	-	(1,449,474)	(1,449,474)
Balance, December 31, 2010	101,207,623	10,121	6,184,696	-	4,111,577		(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	-	(1,311,508)

Stock options issued for consultant	-	-	400,425	-	-	-	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	-	434,517

Net loss for the year endedDecember 31 2011	-	-	-	-	-	-	(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	10,121	7,019,638	-	2,800,069	-	(9,124,323)	705,505

Stock options issued as compensation	-	-	3,133,111	(615,469)	-	-	--	2,517,642

Stock warrants expired	-	-	2,800,069	-	(2,800,069)	-	-	-

Termination of non-controlling interest	-	-	(269,686)	-	-	269,686	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(269,686)	(2,656,371)	(2,926,057)

Balance, December 31, 2012	101,207,623	10,121	12,683,132	(615,469)	0	0	(11,780,694)	297,090

Shares issued for cash	1,650,000	165	716,835	-	283,000	-	-	1,000,000

Stock options issued for consulting	-	-	-	142,031	-	-	-	142,031

Acquisition of stock in subsidiary	-	-	-	-	-	40	-	40

Stock options issued as compensation	-	-	534,723	-	-	-	-	534,723

Shares issued for technology asset	5,000,000	500	2,999,500	-	-	-	-	3,000,000
				-	-	-	-
Shares issued to acquire investment	5,000,000	500	4,849,500	-	1,548,500	-	-	6,398,500

Net loss for the period ended March 31, 2013	-	-	-	-	-	-	(737,008)	(737,008)

Balance, March 31, 2013	112,857,623	$11,286	$21,783,690	$(473,438)	$1,831,500	$40	$(12,517,702)	$10,635,376

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2013

	Three months ended March 31, 2013	Three months ended March 31, 2012	Period from February 9, 2005 (Inception) to March 31, 2013
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(737,008)	$(463,866)	$(12,517,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(203,527)	(269,686)
Depreciation and amortization	239	239	23,542
Share-based services	676,754		7,431,970
Beneficial conversion feature on warrant issue	-	-	230,900
Gain on sale of oil business	-	-	(845,680)
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Changes in assets and liabilities:
Legal trust account		-	(14,207)
Prepaid expenses		-	-
Accounts payable & accrued expenses	2,500	292,508	143,735
Due to related parties	-	379,453	36,579
Cash flows provided by (used in) operating activities	(57,515)	4,807	(5,749,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas property	-	-	(219,093)
Purchase of property and equipment	-	-	(54,197)
Proceeds from disposal of property and equipment	-	-	494
Increase in security deposits	-	-	(27,810)
Cash flows used in investing activities	-	-	(300,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in recapitalization of the Company	-	-	184
Proceeds from note payable	-	-	50,000
Proceeds from issuance of common stock	1,000,000	-	5,412,000
Offering costs from issuance of common stock	-	-	(4,000)
Net advances from related parties	32,306	-	1,651,169
Cash flows provided by financing activities	1,032,306	-	7,109,353

Net increase in cash and cash equivalents	974,791	4,807	1,058,882
Cash and cash equivalents, beginning of the period	84,091	730,922	-
Cash and cash equivalents, end of the period	$1,058,882	$735,729	$1,058,882

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$59,574
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – NATURE OF OPERATIONS

The accompanying unaudited interim financial statements have been prepared by Spectral Capital Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2012.  These consolidated financial statements include the accounts of the Spectral Capital Corporation (“Spectral”) and its 60% owned subsidiary Noot Holdings, Inc. for the period ended March 31, 2013 and Extractive Resources Corporation and Shamrock  Oil and Gas Ltd. for the period ended March 31, 2012.  Noot Holdings, Inc. was incorporated on February 28, 2013 under the laws of the state of Delaware.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies.  A development-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

Principles of Consolidation
The accompanying consolidation financial statements include the accounts of the Company and its 60% owned subsidiary, Noot Holdings, Inc. (2013) and in 2012,  Extractive Resources Corporation and Shamrock Oil and Gas, Ltd. Shamrock was 60% owned by Extractive Resources Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for a full year. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year.  The financial statements of the Company are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2013, the Company had $1,058,882 of unrestricted cash to be used for future business operations.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments
Spectral Capital’s financial instruments consist of cash and cash equivalents, subscription receivable, accounts payable, and accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 20,400,000 and 13,750,000 were outstanding at March 31, 2013 and December 31, 2012, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended March 31, 2013 and March 31, 2012, as their effect would have been anti-dilutive.

SPECTRAL CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense recognized in the periods ended March 31, 2013 and 2012 totalled $534,723 and $434,517, respectively, for these options. Unrecognized expense of $2,530,712 remains to be recognized through 2015.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There were 2,500,000 options valued at $1,136,250 issued to an advisor in 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting in 2012. During the period ended March 31, 2013, $142,031 of the prepaid consulting balance was charged to consulting expense. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

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

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Investment in Securities
The Company’s investment in 8% of the outstanding common shares of Kontexto, Inc. is accounted for on the cost basis. The Company is currently having the asset valued by a third party valuator and will be reviewed for any resulting adjustment in fair value in the quarter ending June 30, 2013.

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
MARCH 31, 2013

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

Effective March 31, 2012, Spectral and IAHC entered into a Property Acquisition Option Agreement and Definitive Financing Agreement Rescission restating Spectral’s position in the Bayankol property in light of the difficulties with local regulation and title transfer.  The agreement rescinded the original transaction of January 14, 2011 and the previous warrants were cancelled.

NOTE 4 – CAPITAL STOCK

The Company has 5,000,000 shares of $.0001 par value preferred stock, and 500,000,000 shares of $.0001 par value common stock authorized.

On February 26, 2013, the Company issued 5,000,000 shares of common stock with a deemed value of
$3,000,000 for technology assets. The assets were contributed to its subsidiary Noot Holdings Inc.

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at $0.65 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire March 7, 2015.The shares and warrants had a deemed value of $ 717,000 and $283,000, respectively.

On March 14, 2013, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants to purchase common shares at $.85 per share.  The warrants expire on March 13, 2015.  The shares and warrants had deemed values of $ 4,850,000 and $ 1,548,500 respectively.

NOTE 5 – TECHNOLOGY ASSETS

On February 26, 2013, Spectral Capital Corporation, signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd.  Under the Agreement, Spectral issued Fiveseas 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc., a Delaware corporation, which Spectral will be a 60% owner of and Fiveseas will be a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The shares issued had a deemed value of $ 3,000,000 as at the date of the agreement. The Company is currently having the asset valued by a third party valuator and will be reviewed for any resulting adjustment in fair value in the quarter ending June 30, 2013.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – OIL AND GAS PROPERTIES

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

As part of the agreement, Akoranga, agreed to assume all liabilities of Shamrock Oil and Gas Ltd. as of December 31, 2012.  These liabilities had previously been recorded on the balance sheet of Spectral and as a result, the Company recognized a gain of $845,680 in 2012 on the transfer of liabilities related to the assumption.

NOTE 7– RELATED PARTY TRANSACTIONS

Accounts payable totaling $16,468 at March 31, 2013 and December 31, 2012, are owed to the CEO of the Company for reimbursement of expenses incurred on behalf of the Company.

At March 31, 2013 and December 31, 2012, $113,535 and $81,229, respectively, were owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $ nil and $24,184 in 2013 and 2012 respectively.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of all debt related to the oil and gas business. As a result of that transaction, Akoranga owes $323,978 to the Company. The loan balance is due December 31, 2013. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted.

NOTE 8– INVESTMENT IN KONTEXTO, INC.

On March 14, 2013, the Company purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from a minority shareholder in exchange for 5,000,000 common shares of Spectral stock, and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2013.  The shares issued were valued at $4,850,000, and the warrants issued were valued using the Black-Scholes pricing model at $1,548,500 for a total investment of $6,398,500. The Company is currently having the asset valued by a third party valuator and will be reviewed for any resulting adjustment in fair value in the quarter ending June 30, 2013.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 - STOCK-BASED COMPENSATION

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012, and  recognized in March 31, 2013 and March 31, 2012 totalled $534,723 and $nil, respectively. Unrecognized expense of $2,530,712 remains to be recognized through 2015.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered. There were 2,500,000 options valued at $1,136,250 issued to an advisor on February 6, 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. During the period ended March 31, 2013, $142,031 of the prepaid consulting expense was charged to financial consulting expense. There were 750,000 options issued in 2011 to settle a dispute with an advisor. These options were valued at $400,425 using the Black-Scholes pricing model.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9- STOCK-BASED COMPENSATION (CONTINUED)

A summary of changes in stock options during the period ended March 31, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, December 31, 2010	3,000,000	$1.00	10/21/20
Issued	750,000	1.55	2/11/16
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2011	3,750,000	1.39
Issued	10,000,000	.61	2/6/22
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2012	13,750,000	$.75
Issued	0	0
Exercised	0	0
Expired	0	0
Outstanding, March 31, 2013	13,750,000	$.75

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

NOTE 10– STOCK WARRANTS

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

On January 14, 2011, the Company issued 5,000,000 warrants in connection with a definitive financing agreement with International Asset Holding Corp. regarding the acquisition of a 65% interest in a mining property in Kazakhastan. The company estimated the fair value of the warrants issued in connection with the acquisition of the mineral interest at $15,547,500. These warrants were cancelled on March 31, 2012 due to problems with title transfer of the property. The Company accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company estimates the fair value of their warrants using the Black-Scholes pricing model.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 10 – STOCK WARRANTS (CONTINUED)

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at $0.6061 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire March 7, 2015. The Company estimates the fair value of their warrants using the Black-Scholes pricing model. The shares and warrants had deemed fair values of $717,000 and $283,000 respectively.

On March 23, 2013, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants to purchase common shares at $.85 per share.  The warrants expire on March 22, 2015.  The shares and warrants had deemed values of $4,850,000 and $1,548,500, respectively. The Company estimates the fair value of their warrants using the Black-Scholes pricing model.

As of March 31, 2013, the Company has 6,650,000 outstanding warrants.

A summary of changes in share purchase warrants during the period ended March 31, 2013 is as follows:

Number of Warrants
Outstanding, December 31, 2010	15,850,000
Issued	5,000,000
Exercised	0
Cancelled	(10,000,000)
Outstanding, December 31, 2011	10,850,000
Issued	0
Expired	(10,850,000)
Outstanding, December 31, 2012	0
Issued	6,650,000
Expired	0
Outstanding, March 31, 2013	6,650,000
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

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 12 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $12,518,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current operations	$250,580	$157,300
Less: valuation allowance	(250,580)	(157,300)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,396,380	$4,145,800
Less: valuation allowance	(4,396,380)	(4,145,800)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Three months ended March 31, 2013	Three months ended March 31, 2012	Inception through March 31, 2013
Non-monetary net liabilities assumed in recapitalization	$0	$0	$101,956
Common stock issued for debt	$0	$0	$1,000
Shares issued for technology asset	$3,000,000	$0	$3,000,000
Shares and warrants issued for asset	$6,398,500	$0	$6,398,500
Stock warrants issued for acquisition of mineral properties	$0	$0	$16,859,008
Stock warrants rescinded and cancelled	$0	$0	$15,547,500
Stock warrants rescinded and cancelled	$0	$0	$1,311,508
Issuance of common stock warrants	$0	$0	$2,821,069
Issuance of stock for prepaid consulting	$0	$0	$615,469
Acquisition of oil and gas business by assumption of debt	$0	$2,134,949	$2,134,949
Debt assumed by buyer in sale of oil and gas business	$0	$0	$2,291,739
Expiration of warrants	$0	$0	$2,800,069

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On July 8, 2011 Spectral Capital Corporation entered into a Project Partnership and Financing Agreement ("Agreement") with representatives of the ROEL Group of companies based in Moscow, Russia to develop oil and gas projects in the Saratov Oblast of Russia.  Under the terms of the Agreement and ancillary documents, Spectral has agreed to obtain financing necessary to pay all expenses related to the development of an oil and gas property in the Saratov Oblast of Russia, including immediate commitments to provide for financing of geological work, legal expenses and procurement expenses involved in having a license to the oil property issued to a newly constructed special purpose corporate entity where the project license and assets will reside.  The agreements give Spectral a 74% interest in the project for an initial financing commitment of $10,000,000 and a subsequent financing commitment that could be as much as $100,000,000 if the property meets relevant production and growth criteria.  The partnership is also focused on the securing of additional oil and gas and gold properties in the region.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective March 31, 2012, Spectral and International Asset Holdings Corp (“IAHC”) entered into a Property Acquisition Option Agreement and Definitive Financing Agreement Rescission restating Spectral’s position in the Bayankol property in light of the difficulties with local regulation and title transfer.  The agreement rescinded the original transaction of January 14, 2011.

The Company leases office space on a month to month basis.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

We are currently engaged in a technology development business and have exited natural resources.  We incurred revenues in 2012 due to our oil and gas business, which is discontinued, so comparisons with 2012 and the quarter ending March 31, 2013, may not be illustrative of our comparative performance.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to March 31, 2013, the Company generated $301,227 in revenues and posted a net loss of $12,517,702 resulting from costs of general and administrative expenses, website development, stock compensation, impairments on mineral properties, expenses on oil and gas properties and interest expenses. The Company is considered an exploration stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2013 was $1,058,882, as compared to the cash balance of $84,091 of December 31, 2012.

Three month Period Ending March 31, 2013 and March 31, 2012 and from Inception to March 31, 2013

Operating expenses for the three-month period ended March 31, 2013 totaled $737,008, for the three month period ended March 31, 2012, $645,014 and from inception to the period ended March 31, 2013 totaled $13,809,883. The company experienced a net loss of $737,008, $463,866 and $12,517,702 for the three month periods ended March 31, 2013, March 31, 2012 and from inception to period ended March 31, 2013, respectively, against $0 in revenues from operations for the three month period ending March 31, 2013, $0 for the three month period ended March 31, 2012 and $307,227 in revenue from the period since inception. The major expenses during this three-month period ended March 31, 2013 were for stock based compensation, wages, general and administrative expenses and legal and accounting fees.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, especially as we have recently exited the natural resource sector.  We have had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.   however weather issues and an unusually high water cut in the oil not typical for the region make these results possibly not representative of what future production results would be. It can be meaningful to compare operating expenses between the three-month period ending March 31, 2013 and the three-month period ending March 31, 2012, to assess the trajectory of operating expenses with respect to operations not dependent on natural resources.

The earnings per share (fully diluted -- weighted average) consisted of a net loss of $0.01 for the three-month period ended March 31, 2013 and $0.00 for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

For the three-month period ended March 31, 2013, net cash used by operating activities, consisting mostly of loss from operations, was $57,515.  For the period from inception to March 31, 2013, net cash used in operating activities, consisting mostly of loss from operations net of non-cash compensation, was $5,749,865.

For the period from inception to March 31, 2013, net cash resulting from financing activities was in the amount of $7,109,353 and for the three month period ending March 31, 2013 was $1,058,882.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, given that we have closed a financing subsequent to the end of the period of this report, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits. We are seeking to raise additional capital though private equity and debt financings. As of the date of this annual report on Form 10-Q for the period ended March 31, 2013, we do not have any specific financing terms from any particular financier other than the financing we closed in February, 2013. We are currently engaged in a number of discussions with potential financiers.  There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations and would diminish our ability to adequately exploit our mineral properties and could result in the diminution of our interest in those properties.

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

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology by flooding the technology with financial and human resources.  Spectral’s approach is much more targeted.  We only develop technology that we believe has a very specific fit with our expertise and limited capital.  We develop technology that does not require massive investments in sale and marketing in order to reach an initial audience.We also intend to continue to identify and acquire desirable technologies throughout the United States, Canada, India and elsewhere within other regions in as much as we are able to acquire and develop such technologies under similar terms and conditions to those of the two portfolio companies we have acquired interests in.

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

Under the supervision and with the participation  of our management,  including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities  Exchange Act of 1934, as amended  (the  Exchange  Act).  As a result of this  evaluation,  we  identified material  weaknesses  in our  internal  control over  financial  reporting as of December 31, 2012.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

The material weaknesses identified in our annual report on Form 10-K for the year  ended  December  31,  2012 were  related to a lack of an  accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control. The weakness still exists at March 31, 2013.

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

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at $0.65 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.  The shares were sold in a private placement to a non-US purchaser.  There were no commissions paid in the financing and no registration rights granted.  The proceeds will be used for general working capital and to fund the development of Spectral’s technology assets.

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

Dated: May 15, 2013