Form 10-Q
period 2013-06-30
SPECTRAL CAPITAL Corp
filed 2013-08-13
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated File[ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

As of July 30, 2013, there are issued and outstanding only common equity shares in the amount of 112,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

	Interim Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from inception on February 9, 2005 through June 30, 2013 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Equity from inception on February 9, 2005 through June 30, 2013 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from inception on February 9, 2005 through June 30, 2013 (unaudited)	9

	Notes to Financial Statements (unaudited)	10

Item 2.	Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures about market risk	21

Item 4.	Controls and Procedures	21

Item 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	23

Item 6.	Exhibits & Signature	24

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

Item 1: Financial Statements

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,058,796	$84,091
Accounts receivable - related party	323,978	323,978
Share subscription receivable	40	-
Current assets	1,382,814	408,069

Property and equipment, net	239	717
Investment in Kontexto, Inc.	537,000	-
Internet search technology	3,072,022	-
Total assets	$4,992,075	$408,786

Liabilities and Stockholders' Equity:
Current liabilities
Accrued liabilities	16,500	14,000
Due to related parties	314,345	97,696
Current liabilities	330,845	111,696
Total liabilities	330,845	111,696

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 112,857,623 and101,207,623 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	11,286	10,121
Additional paid-in capital	22,318,413	12,683,132
Common stock warrants	1,831,500	-
Prepaid consulting	(331,407)	(615,469)
Deficit accumulated during the development/exploration stage	(19,168,602)	(11,780,694)
Total stockholders' equity	4,661,190	297,090
Non-controlling interest	40
Total equity	4,661,230	297,090
Total liabilities and stockholders' equity	$4,992,075	$408,786

 The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from February 9, 2005 (Inception) to June 30, 2013

Revenues	$-	$27,487	$-	$27,487	$301,227

Operating expenses:
Selling, general and administrative	73,494	41,263	133,509	108,049	3,898,288
Wages and benefits	38,913	39,009	38,913	88,560	2,505,667
Legal fees	-	13,429	-	68,300	651,057
Research and development	-	-	-	-	1,965,424
Exploration costs	-	141,243	-	614,811	1,018,500
Stock-based compensation	676,754	226,914	1,353,508	226,914	4,305,667
Beneficial conversion expense	-	-	-	-	230,900
Depreciation and amortization	239	239	478	478	23,780
Impairment of cost investment	5,861,500	-	5,861,500	-	5,861,500
Total operating expenses	6,650,900	462,097	7,387,908	1,107,112	20,460,783

Operating loss	(6,650,900)	(434,610)	(7,387,908)	(1,079,625)	(20,159,556)

Other income and (expense)
Interest expense	-	(22,752)	-	(45,131)	(113,761)
Gain on sale of oil business	-	-	-	-	845,680
Other income (expense)	-	-	-	-	(10,651)
Total other income (expensee)	-	(22,752)	-	(45,131)	721,268

Loss from operations and before non-controlling interest	(6,650,900)	(457,362)	(7,387,908)	(1,124,756)	(19,438,288)

Less: Loss attributable to non-controlling interest	-	112,121	-	263,502	269,686

Loss before tax provision	(6,650,900)	(345,241)	(7,387,908)	(861,254)	(19,168,602)

Provision for income taxes	-	-	-	-	-

Net loss attributable to Spectral Capital Corporation	$(6,650,900)	$(345,241)	$(7,387,908)	$(861,254)	$(19,168,602)

Basic and diluted loss per common share	$(0.06)	$(0.00)	$(0.07)	$(0.01)
Weighted average shares - basic and diluted	112,899,078	101,207,623	108,706,260	101,267,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2013
(unaudited)

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

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2013
(unaudited)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non- Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance forward, December 31, 2009	47,623	5	5,557,987	-	-	-	(5,616,984)	(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-		-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	-	4,111,577		(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	-	(1,311,508)

Stock options issued for consultant	-	-	400,425	-	-	-	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	-	434,517

Net loss for the year ended December 31 2011	-	-	-	-	-	-	(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	10,121	7,019,638	-	2,800,069	-	(9,124,323)	705,505

Stock options issued as compensation	-	-	3,133,111	(615,469)	-	-	--	2,517,642

Stock warrants expired	-	-	2,800,069	-	(2,800,069)	-	-	-

Termination of non-controlling interest	-	-	(269,686)	-	-	269,686	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(269,686)	(2,656,371)	(2,926,057)

Balance, December 31, 2012	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF JUNE 30, 2013
(unaudited)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non- Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance, December 31, 2012	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

Shares issued for cash	1,650,000	165	716,835	-	283,000	-	-	1,000,000

Stock options issued for consulting	-	-	-	284,062	-	-	-	284,062

Stock options issued as compensation	-	-	1,069,446	-	-	-	-	1,069,446

Shares issued for technology asset	5,000,000	500	2,999,500	-	-	-	-	3,000,000

Shares issued for investment	5,000,000	500	4,849,500	-	1,548,500	-	-	6,398,500

Acquisition of stock in subsidiary	-	-	-	-	-	40	-	40

Net loss for the period ended June 30, 2013	-	-	-	-	-	-	(7,387,908)	(7,387,908)

Balance, June 30, 2013	112,857,623	$11,286	$22,318,413	$(331,407)	$1,831,500	$40	$(19,168,602)	$4,661,230

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Period from February 9, 2005 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,387,908)	$(1,124,756)	$(19,168,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling interest	-	-	(269,686)
Depreciation and amortization	478	478	23,781
Share-based services	1,353,508	226,914	8,108,724
Beneficial conversion feature on warrant issued	-	-	230,900
Gain on sale of oil business	-	-	(845,680)
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Impairment of cost investment	5,861,500	-	5,861,500
Changes in operating assets and liabilities:
Legal trust account	-		(14,207)
Prepaids and other assets	-	(27,810)	-
Accounts payable and accrued expenses	2,500	68,965	143,735
Due to related parties		-	36,579
Net cash used in operating activities	(169,922)	(856,209)	(5,862,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(54,197)
Increase in security deposits	-	-	(27,810)
Proceeds from disposal of property and equipment	-	-	494
Purchase of oil and gas properties	-	(219,093)	(219,093)
Net cash used in investing activities	-	(219,093)	(300,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in recapitalization of the Company	-	-	184
Proceeds from related party advances	216,649	556,060	1,835,512
Proceeds from sale of common stock	927,978	-	5,339,978
Proceeds from note payable	-	-	50,000
Offering costs from issuance of common stock	-	-	(4,000)
Net cash provided by financing activities	1,144,627	556,060	7,221,674

Change in cash and cash equivalents	974,705	(519,242)	1,058,796
Cash and cash equivalents, beginning of period	84,091	730,922	-
Cash and cash equivalents, end of period	$1,058,796	$211,680	$1,058,796

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$59,574
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Value of shares issued for acquisition of asset management company	$-	$-	$-
Non-monetary net liabilities assumed in recapitalization	$-	$-	$101,956
Properties acquired through assumption of debt	$-	$2,134,949	$2,134,949
Debt assumed by buyer in sale of oil and gas business	$-	$-	$2,291,739
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$-	$-	$16,859,008
Stock warrants rescinded and cancelled	$-	$-	$16,859,008
Issuance of common stock warrants	$1,831,500	$-	$4,652,569
Issuance of stock for prepaid consulting	$-	$-	$615,469
Issuance of stock for technology asset and cost investment	$7,639,022	$-	$7,639,022
Expiration of warrants	$-	$-	$2,800,069

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – NATURE OF OPERATIONS

Spectral Capital Corporation (the "Company" or "Spectral") was incorporated on September 13, 2000 under the laws of the State of Nevada. The Company was formerly in the business of developing internet search engine technology. From August 2010 until December 2012, the Company evaluated and sought out opportunities in the natural resource sector.  Spectral acquired various interests in natural resource assets in Russia, Kazakhstan and Alberta, Canada.  In December, 2012, Spectral changed its corporate focus from the natural resource sector and back to information technology.  Spectral has divested of its principal natural resource asset in Alberta, Canada and intends to divest any remaining natural resources in the near future and focus solely on acquiring and developing information technology. See Notes 5 and 6 for disclosures regarding the acquisition of certain technology and a cost investment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not indicative of the results that may be expected for the full year.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies.  A development-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc, and its 60% owned subsidiary, Noot Holdings, Inc. from its date of incorporation of February 28, 2013. Previously, the Company included the operations of Extractive Resources Corporation and Shamrock Oil and Gas, Ltd. Shamrock is 60% owned by Extractive Resources Corporation which were disposed on December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, accounts receivable – related party, accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The Company follows ASC Topic 505-50, Equity: Equity-Based Payments to Non-Employees for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 20,250,000 and 14,600,000 were outstanding at June 30, 2013 and 2012, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended June 30, 2013 and 2012, as their effect would have been anti-dilutive.

Investment in Securities

The Company’s investments consisting of common shares of non-controlled entities are accounted for on  the cost basis.  Impairment losses will be recorded when indicators of impairment are present.  See Note 6 for additional information.

Reclassifications
Certain accounts in these financial statements have been reclassified to correct a typographical error in the prior period.

NOTE 3– GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception, and is in need of additional capital to grow its operations so that it can become profitable.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

In prior years, the Company had limited activity related to mineral, oil and gas properties.  All such activities and business in such properties has been discontinued, sold/transferred in 2012.  Management reviewed discontinued operations and determined they were not material to the financial statements taken as a whole.  Accordingly, gains/losses and net assets/liabilities were not presented in the accompanying consolidated statements of operations or balance sheet.

NOTE 5 – TECHNOLOGY ASSETS

On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd ("Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc.("Noot"), a Delaware corporation, which the Company will be a 60% owner of and Fiveseas will be a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company intends to record the future income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company is currently developing the technology acquired and is currently in the beta phase of testing and thus is capitalizing any costs in connection with that development. During the six months ended June 30, 2013 costs of $72,022 were capitalized in connection with the continued development.

NOTE 6– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from a minority shareholder in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, expiring on March 13, 2015 (see Note 10).  The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company’s investment in 8% of the common shares, initially valued at $6,398,500, is accounted for on the cost basis.  During the three and six months ended June 30, 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,500 .  Accordingly, an impairment loss of $5,861,500 was recognized in the statements of operations for the three and six months ended June 30, 2013.

NOTE 7– RELATED PARTY TRANSACTIONS

At June 30, 2013 and December 31, 2012, $315,937 and $97,696, respectively, was owed to the CEO of Spectral and Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $38,913 and $17,583 for the six months ended June 30, 2013 and 2012, respectively.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of of all debt related to the oil and gas business. As a result of that transaction, Akoranga owes $323,978 to the Company and is reflected on the accompanying balance sheet as accounts receivable - related party. The balance is due on December 31, 2013. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted.

NOTE 8 – CAPITAL STOCK

The Company has 5,000,000 shares of $0.0001 par value preferred stock, and 500,000,000 shares of $0.0001 par value common stock authorized.

On February 26, 2013, the Company issued 5,000,000 shares of common stock with a deemed value of $3,000,000 for technology assets (see Note 5).

On March 7, 2013, the Company sold 1,650,000 shares of common stock at $0.65 per share and 1,650,000 warrants, and received a total of $1,000,000 USD in financing proceeds.  The shares and warrants had a deemed value of $717,000 and $283,000, respectively (see Note 10)

On March 14, 2013, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants to purchase common shares at $0.85 per share.  The warrants expire on March 13, 2015.  The shares and warrants had a deemed value of $4,850,000 and $1,548,500 respectively (see Note 6).

NOTE 9- STOCK-BASED COMPENSATION

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $4,541,096 using the Black-Scholes Option Pricing Model.

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the six months ended June 30, 2013 and 2012 totalled $1,069,446 and $226,914, respectively. At June 30, 2013, unrecognized expense of $1,995,989 remains to be recognized through 2015.

There were 2,500,000 options initially valued at $1,136,250 using the Black-Shcoles pricing model issued to an advisor on February 6, 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. During the six months ended June 30, 2013, $284,062 of the prepaid consulting expense was charged to financial consulting expense.  Unamortized prepaid consulting expense of $331,407 remains as of June 30, 2013.

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 10– STOCK WARRANTS

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at $0.65 per share and received a total of $1,000,000 USD in financing proceeds.  Contemporaneously, Spectral issued warrants to purchase 1,650,000 common shares, par value $0.0001 at an exercise price of $0.80 per share.  The warrants expire March 7, 2015.  The warrants were valued using the Black-Scholes pricing model and $283,000 of the proceeds were allocated to the warrants.

See Note 6 for discussion of warrants issued in connection with a cost investment.

As of June 30, 2013 and December 31, 2012, the Company has 6,650,000 and zero outstanding warrants, respectively.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Effective March 31, 2012, Spectral and International Asset Holdings Corp (“IAHC”) entered into a Property Acquisition Option Agreement and Definitive Financing Agreement Rescission restating Spectral’s position in the Bayankol property in light of the difficulties with local regulation and title transfer.  The agreement rescinded the original transaction of January 14, 2011.

NOTE 12– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On March 14, 2013, Spectral Capital Corporation purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from a minority shareholder in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2015.  There were no commissions associated with the transaction and the shares are to be issued to non US shareholders of a Sargas Capital, Ltd., a Canadian company through a process still to be determined.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We have limited capital resources. In the period from February 9, 2005 (Date of Inception) to June 30, 2013, the Company generated $301,227 in revenues and posted a net loss of $19,168,602 resulting from costs of general and administrative expenses, website development, stock compensation, impairments, expenses on oil and gas properties and interest expenses. The Company was considered an exploration stage company and is now considered a development stage company.

Cash and Working Capital

The Company's cash balance as of June 30, 2013 was $1,058,796, as compared to the cash balance of $84,091 of December 31, 2012.

Three month Period Ending June 30, 2013 and June 30, 2012

Operating expenses for the three-month period ended June 30, 2013 totalled $6,650,900, compared to $462,097 for the similar prior year period. The company experienced a net loss of $6,650,900 and $345,241 for the three month periods ended June 30, 2013 and 2012, respectively. The major expenses during this three-month period ended June 30, 2013 were for stock based compensation, wages, general and administrative expenses and impairment of investment.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, especially as we have recently exited the natural resource sector.  We had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.  It can be meaningful to compare operating expenses between the three-month period ending June 30, 2013 and the three-month period ending June 30, to assess the trajectory of operating expenses with respect to operations not dependent on natural resources.

Six month Period Ending June 30, 2013 and June 30, 2012 and from Inception to March 31, 2013

Operating expenses for the six-month period ended June 30, 2013 totalled $7,387,908, compared to $1,107,112 for the similar prior year period. The company experienced a net loss of $7,387,908 and $861,254 for the six month periods ended June 30, 2013 and 2012, respectively. The major expenses during this six-month period ended June 30, 2013 were for stock based compensation, wages, general and administrative expenses and impairment of investment.

In a company like Spectral that has not produced significant revenue from its operations; quarter-to-quarter expense comparisons can be difficult, especially as we have recently exited the natural resource sector.  We have had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.   It can be meaningful to compare operating expenses between the six-month period ending June 30, 2013 and the six-month period ending June 30, to assess the trajectory of operating expenses with respect to operations not dependent on natural resources.

Liquidity and Capital Resources

For the six-month period ended June 30, 2013, net cash used by operating activities, consisting mostly of loss from operations, was $169,922 compared to $856,209 for the six months ended June 30, 2012 and $5,862,272 for the period from Inception to June 30, 2013.

Net cash provided by financing activities was $1,144,627, $556,060, and $7,221,674 for the six months ended June 30, 2013, 2012 and the period from Inception to June 30, 2013, respectively.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, given that we have closed a financing subsequent to the end of the period of this report, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits. We are seeking to raise additional capital though private equity and debt financings. As of the date of this annual report on Form 10-Q for the period ended June 30, 2013, we do not have any specific financing terms from any particular financier other than the financing we closed in March 2013. We are currently engaged in a number of discussions with potential financiers.  There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favourable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations and would diminish our ability to adequately exploit our mineral properties and could result in the diminution of our interest in those properties.

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

Our twelve-month plan projects us to accomplish the following steps:

●	Continue to Grow Kontexto’s customer base around the world and increase revenues and earnings;

●	Complete and launch the Noot Mobile Application;

●	Build the necessary infrastructure and complete the necessary staff expertise to close on several additional portfolio company purchases/investments in the next 12 to 24 months ;

●	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

●	Hire a senior management team with a proven track record at the development of high growth, high impact technology.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2013 approximates their fair values due to the short-term nature of these financial instruments.

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

The material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2012 were related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. The weaknesses still exists at June 30, 2013.

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

Dated: July __, 2013