Form 10-Q
period 2013-09-30
SPECTRAL CAPITAL Corp
filed 2013-11-05
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there are issued and outstanding only common equity shares in the amount of 112,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3

	Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the period from inception on February 9, 2005 through September 30, 2013 (unaudited)	4

	Interim Consolidated Statement of Stockholders’ Equity from inception on February 9, 2005 through September 30, 2013 (unaudited)	5

	Interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period from inception on February 9, 2005 through September 30, 2013 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Plan of Operation	14

Item 3.	Quantitative and Qualitative Disclosures about market risk	20

Item 4.	Controls and Procedures	21

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits & Signature	23

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

Item 1: Financial Statements

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(unaudited)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$882,965	$84,091
Accounts receivable - related party	323,978	323,978
Current assets	1,206,943	408,069

Property and equipment, net	-	717
Investment in Kontexto, Inc.	537,000	-
Internet search technology	3,115,022	-
Total assets	$4,858,965	$408,786

Liabilities and Stockholders' Equity:
Current liabilities
Accrued liabilities	$16,500	$14,000
Due to related parties	270,143	97,696
Current liabilities	286,643	111,696
Total liabilities	286,643	111,696

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 112,857,623 and 101,207,623 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	11,286	10,121
Additional paid-in capital	22,853,136	12,683,132
Common stock warrants	1,831,500	-
Prepaid consulting	(189,376)	(615,469)
Deficit accumulated during the development/exploration stage	(19,934,224)	(11,780,694)
Total stockholders' equity	4,572,322	297,090
Total liabilities and stockholders' equity	$4,858,965	$408,786

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2013
(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from February 9, 2005 (Inception) to September 30, 2013

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	49,369	48,598	182,878	156,646	3,947,657
Wages and benefits	39,260	37,569	78,173	126,129	2,544,927
Legal fees	-	8,954	-	77,254	651,057
Research and development	-	-	-	-	1,965,424
Stock-based compensation	676,754	1,260,145	2,030,262	1,487,059	4,982,421
Beneficial conversion expense	-	-	-	-	230,900
Depreciation and amortization	239	239	717	718	24,019
Impairment of cost investment	-	-	5,861,500	-	5,861,500
Total operating expenses	765,622	1,355,505	8,153,530	1,847,806	20,207,905

Operating loss	(765,622)	(1,355,505)	(8,153,530)	(1,847,806)	(20,207,905)

Other income and (expense)
Interest expense	-	(34,314)	-	(79,445)	(113,761)
Other income (expense)	-	-	-	-	(10,651)
Total other income (expensee)	-	(34,314)	-	(79,445)	(124,412)

Loss from operations and before non-controlling interest and discontinued operations	(765,622)	(1,389,819)	(8,153,530)	(1,927,251)	(20,332,317)

Less: Loss attributable to non-controlling interest	-	51,637	-	315,139	269,686

Loss before tax provision and discontinued operations	(765,622)	(1,338,182)	(8,153,530)	(1,612,112)	(20,062,631)

Provision for income taxes	-	-	-	-	-

Net loss attributable to Spectral Capital Corporation before discontinued operations	$(765,622)	$(1,338,182)	$(8,153,530)	$(1,612,112)	$(20,062,631)

Gain (loss) from discontinued operations	-	(90,294)	-	(677,618)	128,407

Net loss attributable to Spectral Capital Corporation	$(765,622)	$(1,428,476)	$(8,153,530)	$(2,289,730)	$(19,934,224)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.07)	$(0.02)

Weighted average shares - basic and diluted	112,857,823	101,207,623	110,077,770	101,267,623

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance, February 9, 2005, Inception	-	$-	$-	$-	$-	$-	$-	$-

Stock based compensation	19,883	2,983	2,914,209	-	-	-	-	2,917,192

Net loss for the period ended March 6, 2005	-	-	-	-	-	-	(11,605)	(11,605)

Restated recapitalization, March 7, 2005	18,299	2,744	(104,701)	-	-	-	-	(101,957)

PPMs	620	93	305,907	-	-	-	-	306,000

Beneficial conversion feature	-	-	230,900	-	-	-	-	230,900

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(4,079,552)	(4,079,552)

Balance, December 31, 2005	38,802	5,820	3,346,315	-	-	-	(4,091,157)	(739,022)

Stock options	-	-	11,724	-	-	-	-	11,724

Shares issued for services	23	4	37,996	-	-	-	-	38,000

PPMs	757	112	951,888	-	-	-	-	952,000

Shares exchanged for debt	716	107	985,026	-	-	-	-	985,133

Cancellation of shares issued for compensation	(400)	(60)	(731,940)	-	-	-	-	(732,000)

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(435,407)	(435,407)

Balance, December 31, 2006	39,898	5,983	4,601,009	-	-	-	(4,526,564)	80,428

PPMs	1,733	260	649,740	-	-	-	-	650,000

Share par value adjustments	-	(6,239)	6,239	-	-	-	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(720,112	(720,112)

Balance, December 31, 2007	41,631	4	5,256,988	-	-	-	(5,246,676)	10,316

Issuance of common stock for cash @ $0.04 per share	5,000	1	299,999	-		-	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(292,310)	(292,310)

Balance, December 31, 2008	46,631	5	5,556,987	-	-	-	(5,538,986)	18,006

Conversion of debt to common stock	133	-	1,000	-		-	-	1,000

Reverse stock split 1500:1 fractional shares issued	859	-	-	-		-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(77,998)	(77,998)

Balance, December 31, 2009	47,623	$5	$5,557,987	$-	$-	$-	$(5,616,984)	$(58,992)

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non- Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance forward, December 31, 2009	47,623	$5	$5,557,987	$-	$-	$-	$(5,616,984)	$(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	-	1,170,713

Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-	-

Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-		-	-	(1,449,474)	(1,449,474)

Balance, December 31, 2010	101,207,623	10,121	6,184,696	-	4,111,577		(7,066,458)	3,239,936

Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	-	(1,311,508)

Stock options issued for consultant	-	-	400,425	-	-	-	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	-	434,517

Net loss for the year ended December 31 2011	-	-	-	-	-	-	(2,057,865)	(2,057,865)

Balance, December 31, 2011	101,207,623	10,121	7,019,638	-	2,800,069	-	(9,124,323)	705,505

Stock options issued as compensation	-	-	3,133,111	(615,469)	-	-	--	2,517,642

Stock warrants expired	-	-	2,800,069	-	(2,800,069)	-	-	-

Termination of non-controlling interest	-	-	(269,686)	-	-	269,686	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(269,686)	(2,656,371)	(2,926,057)

Balance, December 31, 2012	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Deficit

December 31, 2012	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

Shares issued for cash	1,650,000	165	716,835	-	283,000	-	-	1,000,000

Stock options issued for consulting	-	-	-	426,093	-	-	-	426,093

Acquisition of stock in subsidiary	-	-	-	-	-	-	-	-

Stock options issued for compensation	-	-	1,604,169	-	-	-	-	1,604,169

Shares issued for technology asset	5,000,000	500	2,999,500	-	-	-	-	3,000,000

Shares issued to acquire investment	5,000,000	500	4,849,500	-	1,548,500	-	-	6,398,500
								-
Foreign currency translation								-

Net Loss	-	-	-				(8,153,530)	(8,153,530)

September 30, 2013	112,857,623	$11,286	$22,853,136	$(189,376)	$1,831,500	$-	$(19,934,224)	$4,572,322

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2013
(unaudited)

	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	Period from February 9, 2005 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,153,530)	$(2,604,869)	$(19,934,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling interest	-	-	(269,686)
Depreciation and amortization	717	718	24,020
Share-based services	2,030,262	1,487,059	8,785,478
Beneficial conversion feature on warrant issued	-	-	230,900
Gain on sale of oil business	-	-	(845,680)
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Impairment of cost investment	5,861,500	-	5,861,500
Changes in operating assets and liabilities:
Legal trust account	-		(14,207)
Prepaids and other assets	-	(9,254)	-
Accounts payable and accrued expenses	2,500	107,079	143,735
Due to related parties	-	-	36,579
Net cash used in operating activities	(258,551)	(1,019,267)	(5,950,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(54,197)
Development of internet search technology	(115,022)	-	(115,022)
Increase in security deposits	-	-	(27,810)
Proceeds from disposal of property and equipment	-	-	494
Purchase of oil and gas properties	-	(219,093)	(219,093)
Net cash used in investing activities	(115,022)	(219,093)	(415,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in recapitalization of the Company	-	-	184
Proceeds from related party advances	172,447	639,451	1,791,310
Proceeds from sale of common stock	1,000,000	-	5,412,000
Proceeds from note payable	-	-	50,000
Offering costs from issuance of common stock	-	-	(4,000)
Net cash provided by financing activities	1,172,447	639,451	7,249,494

Change in cash and cash equivalents	798,874	(598,909)	882,965
Cash and cash equivalents, beginning of period	84,091	730,922	-
Cash and cash equivalents, end of period	$882,965	$132,013	$882,965

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$59,574
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Value of shares issued for acquisition of asset management company	$-	$-	$-
Non-monetary net liabilities assumed in recapitalization	$-	$-	$101,956
Properties acquired through assumption of debt	$-	$2,134,949	$2,134,949
Debt assumed by buyer in sale of oil and gas business	$-	$-	$2,291,739
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$-	$-	$16,859,008
Stock warrants rescinded and cancelled	$-	$-	$16,859,008
Issuance of common stock warrants	$1,548,500	$-	$4,369,569
Issuance of stock for prepaid consulting	$-	$-	$615,469
Issuance of stock for technology asset and cost investment	$7,850,000	$-	$7,850,000
Expiration of warrants	$-	$-	$2,800,069

The accompanying notes are an integral part of these financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not indicative of the results that may be expected for the full year.

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
SEPTEMBER 30, 2013

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 20,250,000 and 14,600,000 were outstanding at September 30, 2013 and 2012, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the periods ended September 30, 2013 and 2012, as their effect would have been anti-dilutive.

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

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3– MANAGEMENTS' PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. However, as of September 30, 2013, the Company has cash on hand of $882,965 and positive working capital of $920,340. The Company expects current cash on hand will be able to fund operations for a period in excess of 12 months. In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues

NOTE 4 – DISCONTINUED OPERATIONS

In prior years, the Company had limited activity related to mineral, oil and gas properties.  All such activities and business in such properties has been discontinued, sold/transferred in 2012.  Management has presented discontinued operations in the statement of operations for the three and nine months ended September 30, 2012.  There were no material assets or liabilities associated with discontinued operations and interest expense incurred during the applicable periods were deemed to be incurred in connection with continuing operations.

NOTE 5 – TECHNOLOGY ASSETS

On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd (“Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc.( “Noot”), a Delaware corporation, which the Company will be a 60% owner of and Fiveseas will be a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company intends to record the future income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company completed substantial development of the technology acquired during September 2013. Costs were capitalized in relation to the technology’s development through September 30, 2013.  Starting October 1, 2013, the Company will amortize the asset over three years and expects to record amortization expense of approximately $260,000, $1,038,000, $1,038,000 and $779,000 in 2013, 2014, 2015, and 2016, respectively. During the nine months ended September 30, 2013 costs of approximately $115,000 were capitalized in connection with the continued development.

NOTE 6– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from a minority shareholder in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, expiring on March 13, 2015 (see Note 10).  The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company’s investment in 8% of the common shares, initially valued at $6,398,500, is accounted for on the cost basis.  During the  nine months ended September 30, 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,500 .  Accordingly, an impairment loss of $0 and $5,861,500 was recognized in the statements of operations for the three and nine months ended September 30, 2013, respectively.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7– RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012, $270,143 and $97,696, respectively, was owed to the CEO of Spectral and Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled approximately $77,065 and $20,381 for the nine months ended September 30, 2013 and 2012, respectively.

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the nine months ended September 30, 2013 and 2012 totalled $1,604,169 and $434,517, respectively. At September 30, 2013, unrecognized expense of $1,461,266 remains to be recognized through 2015.

There were 2,500,000 options initially valued at $1,136,250 using the Black-Scholes pricing model issued to an advisor on February 6, 2012. Based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. During the nine months ended September 30, 2013, $426,093 of the prepaid consulting expense was charged to stock-based compensation on the accompanying statement of operations.  Unamortized prepaid consulting expense of $189,376 remains as of September 30, 2013.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

NOTE 10– STOCK WARRANTS

On March 7, 2013, Spectral sold 1,650,000 common shares at $0.65 per share and received a total of $1,000,000 in financing proceeds.  Contemporaneously, Spectral issued warrants to purchase 1,650,000 common shares at an exercise price of $0.80 per share.  The warrants expire March 7, 2015.  The warrants were valued using the Black-Scholes pricing model and $283,000 of the proceeds were allocated to the warrants.

See Note 6 for discussion of warrants issued in connection with a cost investment.

As of September 30, 2013 and December 31, 2012, the Company has 6,650,000 and zero outstanding warrants, respectively.

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

NOTE 12– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

From April, 2005 until September 2010, we were engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last nine months of 2009, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development.  We ceased operating our Internet properties in December 2010.

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

RESULTS OF OPERATIONS

Financial Condition and Liquidity

Overview

We are currently engaged in a technology development business and have exited natural resources.  We incurred revenues in 2012 due to our oil and gas business, which is discontinued, so comparisons with 2012 and the comparable period ending September 30, 2013, may not be illustrative of our comparative performance.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. In the period from February 9, 2005 (Date of Inception) to September 30, 2013, the Company generated $301,227 in revenues and posted a net loss of $19,934,224 resulting from costs of general and administrative expenses, website development, stock compensation, impairments, expenses on oil and gas properties and interest expenses. The Company was considered an exploration stage company and is now considered a development stage company.

Cash and Working Capital

The Company's cash balance as of September 30, 2013 was $882,965, as compared to the cash balance of $84,091 of December 31, 2012.

Three-Month Period Ending September 30, 2013 and September 30, 2012

Operating expenses for the three-month period ended September 30, 2013 totalled $765,622, compared to $1,355,505 for the similar prior year period. The company experienced a net loss of $765,622 and $1,428,476 for the three-month periods ended September 30, 2013 and 2012, respectively. The major expenses during this three-month period ended September 30, 2013 were for stock based compensation, wages, and general and administrative expenses.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, especially as we have recently exited the natural resource sector.  We had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.  It can be meaningful to compare operating expenses between the three-month period ending September 30, 2013 and the three-month period ending September 30, 2012 to assess the trajectory of operating expenses with respect to operations not dependent on natural resources.

Nine-Month Period Ending September 30, 2013 and September 30, 2012 and from Inception to September 30, 2013

Operating expenses for the nine-month period ended September 30, 2013 totalled $8,153,530, compared to $2,653,285 for the similar prior year period. The company experienced a net loss of $8,153,530 and $2,289,730 for the nine month periods ended September 30, 2013 and 2012, respectively. The major expenses during this nine-month period ended September 30, 2013 were for stock based compensation, wages, general and administrative expenses and impairment of investment.

In a company like Spectral that has not produced significant revenue from its operations; quarter-to-quarter expense comparisons can be difficult, especially as we have recently exited the natural resource sector.  We have had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.   It can be meaningful to compare operating expenses between the nine-month period ending September 30, 2013 and the nine-month period ending September 30, to assess the trajectory of operating expenses with respect to operations not dependent on natural resources.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2013, net cash used by operating activities, consisting mostly of loss from operations, was $258,551 compared to $1,019,267 for the nine months ended September 30, 2012 and $5,950,901 for the period from Inception to September 30, 2013.

For the nine-month period ended September 30, 2013 and 2012 and the period from Inception to September 30, 2013, net cash used by investing activities, was $115,022 and $219,093 and $415,093, respectively.  During the nine months ended September 30, 2013 cash used in investing activities was solely related to the development of our internet search technology.

Net cash provided by financing activities was $1,172,447, $639,451, and $7,249,494 for the nine months ended September 30, 2013 and 2012 and the period from Inception to September 30, 2013, respectively.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, given that our current cash balance is in excess of our expected minimum cash expenditures, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits. We are seeking to raise additional capital though private equity and debt financings. As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2013, we do not have any specific financing terms from any particular financier. We are currently engaged in a number of discussions with potential financiers.  There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favourable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations.

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

Our twelve-month plan projects us to accomplish the following steps:

☐	Continue to Grow Kontexto’s customer base around the world and increase revenues and earnings;

☐	Complete and launch the Noot Mobile Application;

☐	Build the necessary infrastructure and complete the necessary staff expertise to close on several additional portfolio company purchases/investments in the next 12 to 24 months ;

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Hire a senior management team with a proven track record at the development of high growth, high impact technology.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We previously undertook mineral and oil development activities in Canada and Kazakhstan and currently undertake financial and consultative activities in Europe, which involve transactions in the Canadian dollar, Euro and Swiss Franc, respectively.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2013 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2013 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses were first identified in our annual report on Form 10-K for the year ended December 31, 2012 in which related to a lack of an accounting  staff resulting in a lack of segregation of duties and accounting  technical expertise necessary for an effective system of internal control. While segregation of duties will continue to exist until such time as management can retain internal staff to properly segregate duties, the Company previously retained external accountants to prepare financial statements in accordance with SEC guidelines as well as conduct technical accounting on behalf of the Company.  Management believes such measures have remediated the material weaknesses, excluding the segregation of duties weaknesses, as of September 30, 2013.

(b) Changes in internal control over financial reporting.

During the quarter ended September 30, 2013, the Company retained external accountants to complete technical accounting matters related to the Company’s activities and prepare financial information to be included in quarterly and annual filings with the SEC.  Management reviews and takes responsibility for all information prepared by the external accountants. This change in controls over financial reporting remediated material weaknesses previously noted by management.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October __, 2013