Form 10-K
period 2013-12-31
SPECTRAL CAPITAL Corp
filed 2014-03-31
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013.

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

The number of shares of the issuer’s Common Stock outstanding as of March 15, 2014 is 117,857,623.

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $50,785,930.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a development stage technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

In February, 2012, we acquired a 60% interest in a Canadian oil and gas field in the Red Earth region of Alberta for a cash payment of $750,000, which we paid.  Under the agreement, we also had the right to fund additional drilling on the property up to $17,500,000 on a secured creditor basis.  The property is currently in production and producing oil.  There are eight permitted drilling locations on the property.

In December, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral, to transfer its ownership interests in the Alberta oil and gas properties for $950,000, the value of Spectral’s contributions to the project to date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing of $323,978 is non-interest bearing and was to be repaid within a one year period. Subsequent to the year ended December 31, 2013, the fulfillment of the agreement was extended to December 31, 2014.

On February 26, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd.  Under the Agreement, Spectral issued Fiveseas 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc., a Delaware corporation, which Spectral is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at approximately $0.61 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.  The shares were sold in a private placement to a non-US purchaser.  There were no commissions paid in the financing and no registration rights granted.

On March 14, 2013, Spectral Capital Corporation purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd., a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2015.  There were no commissions associated with the transaction and the shares are to be issued to non US shareholders of a Sargas Capital, Ltd., a Canadian company through a process still to be determined. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.

On December 1, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire a technology application and service that enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global Inc.  Under the Agreement, Spectral issued TL Global Inc. 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc., a Delaware corporation, which Spectral is a 60% owner of and TL Global Inc. is a 40% owner of. TL Global Inc. was granted a right of first refusal for any subsequent sale of the technology.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company’s yearend is December 31.

PRINCIPAL PRODUCTS AND SERVICES

Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

We currently have three technology companies in the Spectral portfolio, Noot, Kontexto, and Monitr.

Noot is a mobile technology company that has created “Noot” which ulitilizes proprietary search engine technology for mobile devices Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic.

Kontexto founded in 2009, is a technology company that has developed software and services that acquire, analyze and visualize streaming real time data for companies and institutions. Kontexto has developed and markets the product publishflow(TM) based on their proprietary analysis platform and provides data capture and visualization services for select clientele. UK Trade and Investment, the largest government and business trade organization in the United Kingdom awarded them 'technology of exceptional potential'. Kontexo's customers include some of the biggest names in publishing, Post Media Network, The Guardian, Getty Images, Abu Dhabi Media, Bell Media and The Daily Mail.

Monitr, although uses of the technology are still being developed, intends to be a service that enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web although the product scope will most likely be altered closer to product launch, which is planned for late 2014.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Analytics, Search & Software portfolio companies and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C (“Business to Consumer”) and B2B (“Business to Business”) software applications (“Applications or Apps”) as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google, Yahoo!, Facebook, Amazon and other destination search websites and search‑centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). Other competitors within the news reader market place include Flipboard, Trove, Paper to name a few. When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

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

In the case of our portfolio companies Noot,  Kontexto, and Monitr, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, the usefulness of our analytics and other content, the functionality of our various Websites and software and the quality of related content and features and the attractiveness of the services provided by our technology generally to consumers and business relative to those of our competitors.

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

Noot anticipates competing in the rapidly evolving area of mobile search as well as within the news reader market place.  We anticipate having millions of individual consumer users of Noot and not being dependent on one channel or customer, through we will be dependent on the App Store from Apple and the Android Marketplace for a significant number of our mobile search application downloads.

Monitr is still in the developmental stage and currently has no marketing or sales activity.

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

OPERATIONS

Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

From February 9, 2005 (inception) through the year ended December 31, 2013 we incurred research and development expenses of $2,046,531, almost entirely from the development of our previous technology business. We believe that our research and development expenses will increase substantially in 2014.   We expect to spend in excess of $5,000,000 in development expenses on our existing and to be acquired technology portfolio companies, assuming available financing.  We have already begun these efforts and have already expended substantial amounts on these activities.

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

Our Competitive Position

Because we currently have already acquired interests in three portfolio companies, our competitive position with respect to our existing projects is relevant to our ability to attract and retain key management personnel.   The technology sector is booming and successes like Google, Facebook and Twitter, as well as a proliferation of other mobile technologies, drive intense competition for executive talent in the industry.  As a smaller competitor without a track record operating in a booming area, we will have to offer significant cash and equity incentives to attract talented personnel.  As we have had some limited success to date in attracting officers and board members based on the strength of our portfolio companies to date, we believe that we are reasonably well positioned to compete for these human resources.

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

The businesses within our Noot Search segment also rely upon trade secrets, including algorithms for the generation, organization and presentation of search results.  To a lesser extent, these businesses also rely upon patent-pending proprietary technologies and processes, primarily those relating to search-related products and services, with expiration dates for patented technologies ranging from 2027 and beyond, if filed, and copyrighted material, including trade dress.

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

Trademarks

We intend to apply for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2013, no filings have been made in application process.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2013, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2013, we had one full-time employee and three full-time or part-time consultants.

On February 17, 2014, the Company's CTO, Harsh Shetty resigned and the Company has closed its Mumbai, India office as a result.  The resignation was a result of our efforts in seeking new partners and acquisitions in India have not proven effective. The Company may resume such activities at a later date.

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

We have operated continuously at a loss since inception. We expect to experience continuing financial losses until our properties have been in production for some time.  Losses for the year ended December 31, 2013, and losses since inception were approximately $10,558,890 and $22,339,584, respectively.  Most of these losses were as a result of investments in our previous technology businesses and as a result of expenses due to stock-based compensation, but a substantial portion also come from expenses related to the identification, negotiation and due diligence on our previous natural resource projects.  The extent to which we continue to experience losses will depend on a number of factors, including:

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

Although we can see a scenario in which we can derive positive cash flow from one or more of our portfolio companies in 2014, our anticipated high growth makes this unlikely.  There can be no assurance that we will not continue to be cash flow negative.  In addition, it is possible that we may never obtain or sustain positive operating cash flow or generate net income.

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

We expect that our cash will be sufficient to fund our minimal capital requirements through 2014. However, those funds will not be sufficient to fund both our continuing operations and our planned growth. We will require additional capital to continue to grow our business via acquisitions and to further expand our existing portfolio companies. We may be unable to obtain additional capital if and when required.

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

Although, we are a reporting company and our common shares are listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under the symbol “FCCN”, there is currently a volatile and thinly traded market for our common stock, which may not be maintained. Failure to develop maintain adequate trading volumes and price stability in the stock will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2013, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FCCN”, and on certain international Exchanges under the symbol “F3SN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last seven years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High*	Low*
Year ended 2012 Quarter ended
March 31, 2012	$0.92	$0.49
June 30, 2012	$0.76	$0.51
September 30, 2012	$0.60	$0.31
December 31, 2012	$0.38	$0.21

Year ended 2013 Quarter ended
March 31, 2013	$1.12	$0.25
June 30, 2013	$0.64	$0.28
September 30, 2013	$0.49	$0.32
December 31, 2013	$0.40	$0.25

*
All stock prices are adjusted to reflect three-for-one common stock dividend paid on May 13, 2005 to all stockholders of record as of May 3, 2005 and adjusted to reflect 1,500-to-1 reverse stock split for shareholders of record on July 6, 2009.

STOCKHOLDERS

As of March 15, 2014, there were approximately 87 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
Issued for cash
7/9/2010	Common Stock	Jenifer Osterwalder	10,000	$10,000	(A)(1)
8/19/2010	Common Stock	Trafalgar Wealth Management	50,000,000	$50,000	(A)(2)
8/19/2010	Common Stock	Various	50,000,000	$50,000	(A)(3)
10/28/2010	Common Stock	Trafalgar Wealth Management	150,000	$150,000	(A)(4)
12/10/2010	Common Stock	VP Bank	1,000,000	$2,000,000	(A)(5)
3/7/2013	Common Stock	Green Wings, LTD	1,650,000	$1,000,000	(A)(6)

*      There were no underwriter discounts or commissions associated with these sales of common stock for cash.

(1)	Valued at $1.00 per common share.

(2)	Valued at $0.001 per common share.

(3)	Valued at $0.001 per common share. Issued for the cancellation of $50,000 in indebtedness.

(4)	Valued at $1.00 per common share.

(5)	Valued at $2.00 per common share.

(6)	Valued at $0.61 per common share.

General Footnotes

(A)
We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated there under based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirers relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2013 and 2012 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Development Stage Company
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies.  A development-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc, its 60% owned subsidiary, Noot Holdings, Inc, from its date of incorporation of February 28, 2013, and its 60% owned subsidiary, Monitr Holdings, Inc. from its date of incorporation of  December 1, 2013. Previously, the Company included the operations of Extractive Resources Corporation and Shamrock Oil and Gas, Ltd. Shamrock is 60% owned by Extractive Resources Corporation which were disposed on December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, Equity: Equity-Based Payments to Non-Employees for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered.

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

Revenue Recognition
The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a development stage technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

PLAN OF OPERATIONS

Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

We have deep management expertise, developed knowledge within the search, media and analytics fields, attractive positioning, the ability to identify and close transactions quickly and a willingness to invest in technology that is mispriced relative to its economic potential.  Although the 2008 financial crisis has abated and technology companies generally are enjoying some robust growth, it still remains a challenge for early stage technology companies to find the financial and human resources to foster required growth.  This challenge creates an environment where Spectral can seek out and find high impact technology and invest in or acquire this technology at reasonable valuations.

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

We also intend to continue to identify and acquire desirable technologies throughout the United States, Canada and elsewhere within other regions in as much as we are able to acquire and develop such technologies under similar terms and conditions to those of the three portfolio companies we have acquired interests in.

Our twelve-month plan projects us to accomplish the following steps:

•	Continue to grow Kontexto’s customer base around the world and increase revenues and earnings;

•	Market and grow the user base for the Noot Mobile Application;

•	Launch the initial product under the Monitr brand

•	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

•	Build the necessary infrastructure to close on one or more additional portfolio company purchases/investments in the next 12 to 24 months

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Revenues

We are currently engaged in a technology development business and have exited natural resources.  We generated revenues in 2012 due to our oil and gas business, which is discontinued.  Our revenues decreased $182,109 from $182,109 for the year ended December 31, 2012 to $0 for the year ended December 31, 2013 as we continued to develop our technology business.

Operating Expenses

Operating expenses, including wages and benefits and legal fees and increased $8,480,284, from $439,200 for the year ended December 31, 2012 to $8,919,484 for the year ended December 31, 2013, excluding stock based compensation, which was $2,707,016 during the year ended December 31, 2013 and $2,517,642 during the year ended December 31, 2012.

The significant increase in operating costs during the year ended December 31, 2013, was a direct result of day one charges in connection with the Kontexto and Monitr investments whereby the fair market value of common stock issued was in excess of the fair market value of the assets received.

Selling, general and administrative expenses principally include professional fees, investor relations fees, rent and general corporate overhead. The decrease of selling, general and administrative expense of $39,422 to $232,891 during the year ended December 31, 2013 from $272,313 for the year ended December 31, 2012 was directly related to decreases in rent and legal fees.

Research and development expenses increased to $81,107 during the year ended December 31 2013 from $0 during the year ended December 31, 2012. The increase is related to amounts paid to consultants for the continued internal development of the Noot technology after the initial project launch.

Depreciation and amortization primarily consists of the amortization of the Noot technology. The Company began amortizing such costs in October 2013 when the Noot product was launched.

During the year ended December 31, 2012, the Company divested itself of various operations related to the oil and gas industry. These operations were not present during the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2013 we had $786,137 of cash on hand. We intend to fund operations through the use of cash on hand and through additional debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $638,776, from $1,122,124 for the year ended December 31, 2012 to $483,348 for the year ended December 31, 2013. This decrease was primarily the result of increased non-cash charges during the current year. In addition, the prior year included a significant increase to net cash used in operations related to a gain recorded in connection with the disposition of our oil and gas operations.

Net cash used in investing activities decreased by $131,881 from $246,903 during the year ended December 31, 2012 to $115,022 during the year ended December 31, 2013. Net cash used in investing activities during the year ended December 31, 2013 related to additional monies expended by us in connection with the development of the Noot product.

Net cash provided by financing activities increased by $578,220 from $722,196 for the year ended December 31, 2012 to $1,300,416 for the year ended December 31, 2013. Net cash provided by financing activities during the year ended December 31, 2013 related to net advances from a related party in connection with payment of Spectral's obligations and $1.0 million in proceeds from the sale of common stock.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits.

Our short-term prospects are promising given our success to date in securing the three portfolio companies, Noot, Kontexto,  and Monitr and the success that Kontexto has enjoyed in the market to date.  We believe we will experience significant operational and financial growth from these and other portfolio companies during the next 12 months.

SPECTRAL CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

 TABLE OF CONTENTS

DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F - 2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and the period from February 9, 2005 (inception) to December 31, 2013	F - 3

Consolidated Statement of Stockholders’ Equity (Deficit) as of December 31, 2013	F - 4 – F - 6

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from February 9, 2005 (inception) to December 31, 2013	F - 7

Notes to Consolidated Financial Statements	F - 8 – F - 21

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Spectral Capital Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the “Company”), a development stage company, as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from February 9, 2005 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period from February 9, 2005 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

March 26, 2014

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

	December 31, 2013	December 31, 2012

		(As Restated)
Assets:
Cash and cash equivalents	$786,137	$84,091
Accounts receivable - related party	323,978	323,978
Current assets	1,110,115	408,069

Property and equipment, net	-	717
Other assets:
Investment in Kontexto, Inc.	537,000	-
Intangible assets, net	4,693,770	-
Total assets	$6,340,885	$408,786

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable and accrued liabilities	$-	$14,000
Related party advances	398,112	97,696
Current liabilities	398,112	111,696
Total liabilities	398,112	111,696

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 and 101,207,623 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	11,786	10,121
Additional paid-in capital	24,687,359	12,683,132
Common stock warrants	1,831,500	-
Prepaid consulting	(47,345)	(615,469)
Deficit accumulated during the development/exploration stage	(22,339,584)	(11,780,694)
Total stockholders' equity	4,143,716	297,090
Non-controlling interest	1,799,057	-
Total equity	5,942,773	297,090
Total liabilities and stockholders' equity	$6,340,885	$408,786

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from February 9, 2005 (Inception) to December 31, 2013
		(As Restated)

Revenues	$-	$-	$-

Costs of sales	-	-	-

Gross profit (loss)	-	-	-

Operating expenses:
Selling, general and administrative	232,891	272,313	4,648,727
Wages and benefits	155,350	165,930	2,622,104
Research and development	81,107	-	2,046,531
Stock-based compensation	2,707,016	2,517,642	5,659,175
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	426,969	957	450,271
Impairment of investments	8,023,167	-	8,023,167
Total operating expenses	11,626,500	2,956,842	23,680,875

Operating loss	(11,626,500)	(2,956,842)	(23,680,875)

Other income and (expense)
Interest expense	-	(113,761)	(113,761)
Other income (expense)	-	-	(10,651)
Total other income (expensee)	-	(113,761)	(124,412)

Loss from operations and before provision for income taxes, discontinued operations and non-controlling interest	(11,626,500)	(3,070,603)	(23,805,287)

Provision for income taxes	-	-	-

Net loss before discontinued operations and non-controlling interest	(11,626,500)	(3,070,603)	(23,805,287)

Gain (loss) from discontinued operations	-	144,546	128,407

Net loss	$(11,626,500)	$(2,926,057)	$(23,676,880)

Loss attributable to non-controlling interest	(1,067,610)	(269,686)	(1,337,296)

Net loss attributable to Spectral Capital Corporation	$(10,558,890)	$(2,656,371)	$(22,339,584)

Basic and diluted loss per common share	$(0.09)	$(0.03)
Weighted average shares - basic and diluted	111,257,897	101,207,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2013

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity
Balance, February 9, 2005, Inception	-	-	-	-	-	-	-	-

Stock based compensation	19,883	2,983	2,914,209	-	-	-	-	2,917,192

Net loss for the period ended March 6, 2005	-	-	-	-	-	-	(11,605)	(11,605)

Restated recapitalization, March 7, 2005	18,299	2,744	(104,701)	-	-	-	-	(101,957)

PPMs	620	93	305,907	-	-	-	-	306,000

Beneficial conversion feature	-	-	230,900	-	-	-	-	230,900

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(4,079,552)	(4,079,552)
Balance, December 31, 2005	38,802	$5,820	$3,346,315	-	-	-	$(4,091,157)	$(739,022)

Stock options	-	-	11,724	-	-	-	-	11,724

Shares issued for services	23	4	37,996	-	-	-	-	38,000

PPMs	757	112	951,888	-	-	-	-	952,000

Shares exchanged for debt	716	107	985,026	-	-	-	-	985,133

Cancellation of shares issued for compensation	(400)	(60)	(731,940)	-	-	-	-	(732,000)

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(435,407)	(435,407)
Balance, December 31, 2006	39,898	$5,983	$4,601,009	-	-	-	$(4,526,564)	$80,428

PPMs	1,733	260	649,740	-	-	-	-	650,000

Share par value adjustments	-	(6,239)	6,239	-	-	-	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(720,112)	(720,112)
Balance, December 31, 2007	41,631	$4	$5,256,988	-	-	-	$(5,246,676)	$10,316

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2013 (Continued)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity
Balance forward, December 31, 2007	41,631	$4	$5,256,988	-	-	-	$(5,246,676)	$10,316
Issuance of common stock for cash @ $0.04 per share	5,000	1	299,999	-		-	-	300,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(292,310)	(292,310)
Balance, December 31, 2008	46,631	$5	$5,556,987	-	-	-	$(5,538,986)	$18,006

Conversion of debt to common stock	133	-	1,000	-		-	-	1,000
Reverse stock split 1500:1 fractional shares issued	859	-	-	-		-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(77,998)	(77,998)
Balance, December 31, 2009	47,623	$5	$5,557,987	-	-	-	$(5,616,984)	$(58,992)

Conversion of debt to common stock	10,000	1	9,999	-	-	-	-	10,000

Issuance of common stock for cash @ $0.001 per share	50,000,000	5,000	45,000	-	-	-	-	50,000

Conversion of debt to common stock	50,000,000	5,000	51,181	-	-	-	-	56,181

Exercise of 150,000 warrants @$1.00 per share	150,000	15	170,985	-	(21,000)	-	-	150,000

Stock options issued as compensation	-	-	1,170,713	-	-	-	-	1,170,713
Stock warrants issued for mineral properties	-	-	-	-	1,311,508	-	-	1,311,508

Issuance of stock warrants	-	-	(2,821,069)	-	2,821,069	-	-	-
Issuance of common stock for cash @ $2.00 per share	1,000,000	100	1,999,900	-	-	-	-	2,000,000

Net loss for the year ended December 31, 2010	-	-	-		-	-	(1,449,474)	(1,449,474)
Balance, December 31, 2010	101,207,623	$10,121	$6,184,696	-	$4,111,577		$(7,066,458)	$3,239,936

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2013 (Continued)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity
Balance forward, December 31, 2010	101,207,623	$10,121	$6,184,696	-	$4,111,577		$(7,066,458)	$3,239,936
Stock warrants issued to acquire mineral properties	-	-	-	-	15,547,500	-	-	15,547,500

Stock warrants rescinded and cancelled	-	-	-	-	(15,547,500)	-	-	(15,547,500)

Stock warrants rescinded and cancelled	-	-	-	-	(1,311,508)	-	-	(1,311,508)

Stock options issued for consultant	-	-	400,425	-	-	-	-	400,425

Stock options issued as compensation	-	-	434,517	-	-	-	-	434,517
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(2,057,865)	(2,057,865)
Balance, December 31, 2011	101,207,623	$10,121	$7,019,638	-	$2,800,069	-	$(9,124,323)	$705,505

Stock options issued as compensation (as restated)	-	-	3,133,111	(615,469)	-	-	-	2,517,642

Stock warrants expired	-	-	2,800,069	-	(2,800,069)	-	-	-

Termination of non-controlling interest	-	-	(269,686)	-	-	269,686	-	-

Net loss for the year ended December 31, 2012 (as restated)	-	-	-	-	-	(269,686)	(2,656,371)	(2,926,057)
Balance, December 31, 2012 (as restated)	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

Shares issued for cash	1,650,000	165	716,835	-	283,000	-	-	1,000,000

Stock options issued for consulting	-	-	-	568,124	-	-	-	568,124

Stock options issued for compensation	-	-	2,138,892	-	-	-	-	2,138,892

Shares issued for technology asset	5,000,000	500	2,999,500	-	-	-	-	3,000,000

Shares and warrants issued to acquire investment	5,000,000	500	4,849,500	-	1,548,500	-	-	6,398,500

Shares issued for technology asset	5,000,000	500	1,299,500	-	-	-	-	1,300,000

Non-controlling interest	-	-	-	-	-	1,799,057	1,067,610	2,866,667

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(11,626,500)	(11,626,500)
Balance, December 31, 2013	117,857,623	$11,786	$24,687,359	$(47,345)	$1,831,500	$1,799,057	$(22,339,584)	$5,942,773

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO DECEMBER 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from February 9, 2005 (Inception) to December 31, 2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(10,558,890)	$(2,656,371)	$(22,339,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-controlling interest	(1,067,610)	(269,686)	(1,337,296)
Depreciation and amortization	426,969	957	450,272
Stock-based compensation	2,707,016	2,517,642	9,462,232
Beneficial conversion feature on warrant issued	-	-	230,900
Gain on sale of oil business	-	(845,680)	(845,680)
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Impairment of investments	8,023,167	-	8,023,167
Changes in operating assets and liabilities:
Legal trust account	-	(14,207)	(14,207)
Prepaids and other assets	-	20,411	-
Accounts payable and accrued expenses	(14,000)	124,810	127,235
Due to related parties	-	-	36,579
Net cash used in operating activities	(483,348)	(1,122,124)	(6,175,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(54,197)
Development of internet search technology	(115,022)	-	(115,022)
Increase in security deposits	-	(27,810)	(27,810)
Proceeds from disposal of property and equipment	-	-	494
Purchase of oil and gas properties	-	(219,093)	(219,093)
Net cash used in investing activities	(115,022)	(246,903)	(415,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in recapitalization of the Company	-	-	184
Proceeds from related party advances	300,416	722,196	1,919,279
Proceeds from sale of common stock	1,000,000	-	5,412,000
Proceeds from note payable	-	-	50,000
Offering costs from issuance of common stock	-	-	(4,000)
Net cash provided by financing activities	1,300,416	722,196	7,377,463

Change in cash and cash equivalents	702,046	(646,831)	786,137
Cash and cash equivalents, beginning of period	84,091	730,922	-
Cash and cash equivalents, end of period	$786,137	$84,091	$786,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$56,693	$59,574
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

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

On February 26, 2013, the Company formed an entity called Noot Holdings, Inc., a Delaware corporation, which the Company will be a 60% owner, in order to acquire mobile search engine technology. Under the Agreement, the Company issued 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.

On March 7, 2013, the Company sold 1,650,000 common shares, par value $0.0001 at approximately $0.61 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.

On March 14, 2013, the Company purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd. , a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2015.  The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.

On December 1, 2013, the Company formed Monitr Holdings, Inc., a Delaware corporation, which the Company will be a 60% owner of, in order to acquire a technology application and service.  Under the Agreement, the Company issued 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. However, as of December 31, 2013, the Company has cash on hand of $786,137 and positive working capital of $712,003. The Company expects current cash on hand will be able to fund operations for a period in excess of 12 months.

To date management has funded its operations through selling equity securities. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations, however, there can be no assurance the Company will be successful in these efforts.

Development Stage Company
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies. A development-stage company is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenues there from.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc, and its 60% owned subsidiaries, Noot Holdings, Inc. from its date of incorporation of February 28, 2013, and Monitr Holdings, Inc. from its date of incorporation of December 1, 2013. Previously, the Company included the operations of Extractive Resources Corporation and Shamrock Oil and Gas, Ltd. Shamrock was 60% owned by Extractive Resources Corporation which were disposed on December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, accounts receivable – related party, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2013 and 2012, the Company doesn't have any assets or liabilities in which would be considered Level 2 or 3.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable from related party, investments in technologies, accounts payable and accrued expenses and related party advances. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended December 31, 2013 and 2012, the Company acquired various technologies and an investment in a third party in which the investment is being treated under the cost basis of accounting. See Notes 4 and 5, for discussion regarding day one impairment charges related to these items. Excluding these items, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Income Taxes
The Company follows ASC 740, Income Taxes for recording the provision for income taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

Investment in Securities
The Company’s investments consisting of common shares of non-controlled entities are accounted for on  the cost basis.  Impairment losses will be recorded when indicators of impairment are present.  See Note 5 for additional information.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 20,250,000 and 13,750,000 were outstanding at December 31, 2013 and 2012, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2013 and 2012, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the year ended December 31, 2013. The following table sets forth the changes in non-controlling interest for the year ended December 31, 2013:

Non-Controlling
Interest
Balance at December 31, 2012	$-
Contribution of intangible assets by minority shareholder	2,866,667
Net loss attributable to non-controlling interest	(1,067,610)
Balance at December 31, 2013	$1,799,057

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency losses of $2,740, recorded within selling, general, and administrative expenses on the accompanying consolidated statement of operations during the year ended December 31, 2013.

Restatement
The Company determined that it had over amortized stock-based compensation by $142,031 recorded during the year ended December 31, 2012 related to options issued during the year ended December 31, 2012. Thus, the consolidated financial statements as of December 31, 2012 and for the year ended included herein are being corrected and restated for the error. The correction decreased stock-based compensation expense and increased additional paid-in capital by $142,031. The December 31, 2012 consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders' equity (deficit), consolidated statement of cash flows and notes to the consolidated financial statements have been restated to correct the amortization.

The following are the previous and corrected balances for the year ended December 31, 2012:

December 31, 2012 Financial Statements	Line Item	Corrected	Previously Stated

Balance Sheet	Additional paid in capital	$12,683,132	$12,825,163
Balance Sheet	Accumulated deficit	$(11,780,694)	$(11,922,725)
Statement of Operations	Stock-based compensation	$2,517,642	$2,659,673
Statement of Operations	Total operating expenses	$2,956,842	$3,982,116
Statement of Operations	Loss from operations and before non-controlling interest	$(3,070,603)	$(3,068,088)
Statement of Operations	Net loss attributable to Spectral Capital Corporation	$(2,656,371)	$(2,798,402)
Statement of Cash Flows	Share-based services	$2,517,642	$2,659,673

NOTE 3 – DISCONTINUED OPERATIONS

Gamma Investment Holdings Ltd.

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

On July 8, 2011, Spectral entered into an agreement with Gamma Investment Holdings Ltd. to convey to Gamma it’s 52% interest in a gold mining property in the Chita region of Russia previously granted under the agreement of September 20, 2010 and related agreements thereto.  The conveyance was in exchange for the cancellation of Gamma’s 5,000,000 outstanding warrants in the Company and the reimbursement of the Company by Gamma of all expenditures on the project to date. Spectral has not sought reimbursement under the agreement.

International Asset Holding Corp.

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

ROEL Group

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

Shamrock Oil & Gas Ltd

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

On December 31, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral to transfer its ownership interests in the Shamrock Oil and Gas properties for $950,000, the value of Spectral’s contributions to the project to date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing Spectral of $323,978 is non-interest bearing and is to be repaid within a one year period. Subsequent to the year ended December 31, 2013, the fulfillment of the receivable under the agreement was extended to December 31, 2014.

As part of the agreement, Akoranga, agrees to assume all liabilities of Shamrock Oil and Gas Ltd. as at December 31, 2012.  These liabilities had previously been recorded on the balance sheet of Spectral and as a result, the Company has recognized a gain on transfer of liabilities of $845,680 related to the assumption.

All such activities and business in such properties has been discontinued, sold/transferred as of December 31, 2012.  Management has presented discontinued operations in the statement of operations for the year ended December 31, 2013 and 2012.  There were no material assets or liabilities associated with discontinued operations and interest expense incurred during the applicable periods were deemed to be incurred in connection with continuing operations.

The financial results of the discontinued operations are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Period from February 9, 2005 (Inception) to December 31, 2013
Revenues	$-	$182,109	$301,227
Exploration costs	-	(883,243)	(1,018,500)
Gain on sale of oil business	-	845,680	845,680
Loss from discontinued operations after income taxes	$-	$144,546	$128,407

NOTE 4 – TECHNOLOGY ASSETS

On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd (“Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement called for the technology to reside within a newly formed entity called Noot Holdings, Inc.( “Noot”), a Delaware corporation, which the Company is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by Fiveseas was $2,000,000, resulting in total intangible assets of $5,000,000 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company records income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company completed substantial development of the technology acquired during September 2013. Costs were capitalized in relation to the technology’s development through September 30, 2013.  During the year ended December 31, 2013, costs of approximately $115,000 were capitalized in connection with the continued development. Starting October 1, 2013, the Company began amortizing the asset over three years and expects to record amortization expense of approximately $1,705,000, $1,705,000 and $1,279,000 in 2014, 2015, and 2016, respectively. During the year ended December 31, 2013, the Company amortized $426,252 to depreciation and amortization on the accompanying consolidated statements of operations.

On December 1, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire technology which enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global, Inc. (“TL Global").  Under the Agreement, the Company issued TL Global 5,000,000 shares of the Company's common stock.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc.( “Monitr”), a Delaware corporation, which the Company is a 60% owner of and TL Global is a 40% owner of. TL Global was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $1,300,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by TL Global was $866,667, resulting in total assets of $2,166,667 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company determined that the technology required extensive development in order to achieve technological feasibility, and expensed $2,161,667, the entire amount of except for $5,000 assigned to the website domain. The Company intends to record the future income/losses from Monitr attributable to the percentage owned by TL Global as a non-controlling interest. Costs will be capitalized in relation to the technology’s development assuming they meet the qualifications.

NOTE 5 – COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. , a minority shareholder, in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, expiring on March 13, 2015 (see Note 7).  The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company’s investment in 8% of the common shares, initially valued at $6,398,500, is accounted for on the cost basis.  During the year ended December 31, 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,000.  Accordingly, an impairment loss of $5,861,500 was recognized in the statements of operations for the year ended December 31, 2013. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2013 and 2012, $398,112 and $97,696, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company’s business in Europe. In connection, with the facilitation Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. Fees expensed for services provided by Akoranga totaled approximately $31,715 and $24,184 for the years ended December 31, 2013 and 2012, respectively.  In addition, monthly Akoranga charges the Company 12,350 CHF for the Company's CEO, Jennifer Osterwalder, for services related to Spectral. Total amounts expended in connection with the CEO's services was $155,350 for the year December 31, 2013, of which the liability is included within the total amounts due to Akoranga disclosed above.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of all debt related to the oil and gas business. As a result of that transaction, Akoranga owes $323,978 to the Company and is reflected on the accompanying balance sheet as accounts receivable - related party. The balance was originally due on December 31, 2013. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted. Subsequent to the year ended December 31, 2013, the fulfillment of the agreement was extended to December 31, 2014.

NOTE 7 – STOCKHOLDER'S EQUITY

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

Employee Options

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model with the below assumptions:

Employee Stock Options
Stock Price	$0.55
Exercise Price	$0.61
Expected volatility	84.47%
Risk-free rate	1.93%
Vesting period	2 years
Expected term	10 years

Employee stock-based compensation expense relating to options granted in 2010 and 2012, and recognized in 2013 and 2012 totaled $2,138,892 and $1,996,860, respectively. Unrecognized expense of $926,543 is expected to be recognized during the years ended December 31, 2014 of $576,548 and 2015 of $349,995.

Non-Employee Options

There were 2,500,000 options initially valued at $1,136,250 using the Black-Scholes pricing model issued to an advisor on February 6, 2012. See above for the assumptions used in the calculation. At December 31, 2012, based on the vesting term, $520,781 was charged to consulting expense and $615,469 was recorded as prepaid consulting. During the year ended December 31, 2013, $568,124 of the prepaid consulting expense was charged to stock-based compensation on the accompanying consolidated statement of operations.  Unamortized prepaid consulting expense of $47,345 remains as of December 31, 2013 and is expected to be recognized during the year ending December 31, 2014.

A summary of changes in stock options during the years ended December 31, 2013 and 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2011	3,750,000	$1.39	7.87
Issued	10,000,000	0.61	10.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2012	13,750,000	0.75	8.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2013	13,750,000	$0.75	7.50
Vested, December 31, 2013	12,600,000	$0.74	7.52

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

On March 7, 2013, Spectral sold 1,650,000 common shares at approximately $0.61 per share and received a total of $1,000,000 in financing proceeds.  Contemporaneously, Spectral issued warrants to purchase 1,650,000 common shares at an exercise price of $0.80 per share.  The warrants expire March 7, 2015.  The warrants were valued using the Black-Scholes pricing model and $283,000 of the proceeds were allocated to the warrants.

See Note 5 for discussion of warrants issued in connection with a cost investment.

A summary of changes in share purchase warrants during the years ended December 31, 2013 and 2012 is as follows:

Number of Warrants
Outstanding, December 31, 2011	5,000,000
Issued	-
Exercised	(5,000,000)
Expired	-
Outstanding, December 31, 2012	-
Issued	6,650,000
Exercised	-
Expired	-
Outstanding, December 31, 2013	6,650,000

NOTE 8 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $12,403,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:
	December 31, 2013	December 31, 2012
Federal income tax benefit attributable to:
Current operations	$163,081	$1,043,100
Less: valuation allowance	(163,081)	(1,043,100)
Net provision for income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryforward	$4,308,881	$4,145,800
Less: valuation allowance	(4,308,881)	(4,145,800)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from February 9, 2005 (Inception to December 31, 2013

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$56,693	$59,574
Cash paid for income taxes	$-	$-	$-

Non cash investing and financing activities:
Non-monetary net liabilities assumed in recapitalization	$-	$-	$101,956
Properties acquired through assumption of debt	$-	$2,134,949	$2,134,949
Debt assumed by buyer in sale of oil and gas business	$-	$2,291,739	$2,291,739
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$-	$-	$16,859,008
Stock warrants rescinded and cancelled	$-	$-	$16,859,008
Issuance of common stock warrants	$1,548,500	$-	$4,369,569
Issuance of stock for prepaid consulting	$-	$615,469	$615,469
Issuance of stock for technology assets and cost investment	$9,150,000	$-	$9,150,000
Expiration of warrants	$-	$2,800,069	$2,800,069

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis in Seattle and through Akoranga AG in Zug, Switzerland.

NOTE 11– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 9 during the year ended December 31, 2013.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2013.

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

On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at approximately $0.61 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.  The shares were sold in a private placement to a non-US purchaser.  There were no commissions paid in the financing and no registration rights granted.

On March 14, 2013, Spectral Capital Corporation purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd., a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2013.  There were no commissions associated with the transaction and the shares are to be issued to non US shareholders of a Sargas Capital, Ltd., a Canadian company through a process still to be determined. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.

On November 26, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire a technology application and service that enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global Inc.  Under the Agreement, Spectral issued TL Global, Inc. 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc., a Delaware corporation, which Spectral will be a 60% owner of and TL Global Inc. will be a 40% owner of. TL Global Inc. was granted a right of first refusal for any subsequent sale of the technology.

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2013:

Name	Age	Position
Jenifer Osterwalder	49	Chief Executive Officer, President and Director

Stephen Spalding	65	Interim Chief Financial and Accounting Officer and Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2013, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2013, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2013, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington  98104.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jenifer Osterwalder	2013	$155,350	-	-	-	-	-	-	$155,350
Chief Executive Officer*	2012	$120,000	-	-	$2,272,500	-	-	-	$2,392,500

•	Due to lack of funds, Ms. Osterwalder agreed to forgo a substantial portion of her salary in 2012.

•
Ms. Osterwalder received a grant of 5,000,000 options to purchase common stock in February, 2012 at an exercise price of $0.61 per share.  We have deemed these options to have a value of $0.4545 per share based on the Black-Scholes method. As of December 31, 2013, 4,791,667 of these options were vested.

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement.

As of the date of this annual report on Form 10-K for the year ended December 31, 2013, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,000,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 2,500,000 held by service providers.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 1,200,000 of his option shares are currently exercisable. In 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February, 2012 of which 2,395,833 are vested as of December 31, 2013.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2013:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2014. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The address of each person listed is care of Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	5,613,934	5.3%

Stephen Spalding (2)	3,100,000	3.0%

All officers, directors, and 5% or greater shareholders as a group (2 persons)	13,934	0.0%

(1)
Consists of 13,934 shares owned directly and immediately exercisable options to purchase 600,000 common shares at an exercise price of $1.00 per share and 5,000,000 options to purchase common stock at $0.61 per share.

(2)	Includes options to purchase 600,000 shares of common stock at $1.00 per share, and options to purchase 2,500,000 shares of common stock at $0.61 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

At December 31, 2013 and 2012, $398,112 and $81,229, respectively, were owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees expensed for services provided by Akoranga totaled $100,412 in 2013 and $24,184 in 2012.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of all debt related to the oil and gas business. As a result of that transaction, Akoranga owes $323,978 to the Company. The loan balance was due December 31, 2013, however, was extended to December 31, 2014. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2013	2012
Audit fees	$30,500	$22,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,500	$22,200

All audit fees are approved by our board of directors. Silberstein Ungar, PLLC (“SU”, formerly known as Maddox Ungar Silberstein, PLLC) have been our independent auditors since September 22, 2009. We were billed $30,500 by SU in 2013 and $22,200 in 2012.

Audit Fees

Audit fees billed for professional services rendered by Silberstein Ungar PLLC , during the year ended December 31, 2013 and the year ended December 31, 2012, respectively, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $30,500 and $22,200 respectively.

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

32.1
Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2014. FILED HEREWITH.

32.2
Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 31, 2014. FILED HEREWITH.

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

Date: March __, 2014	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer