Form 10-Q
period 2014-03-31
SPECTRAL CAPITAL Corp
filed 2014-05-06
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Interim Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

	Interim Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and the period from inception on February 9, 2005 through March 31, 2014 (unaudited)	5

	Interim Consolidated Statement of Stockholders’ Equity from inception on February 9, 2005 through March 31, 2014 (unaudited)	6

	Interim Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013 and the period from inception on February 9, 2005 through March 31, 2014 (unaudited)	9

	Notes to Financial Statements (unaudited)	10

Item 2.	Plan of Operation	16

Item 3.	Quantitative and Qualitative Disclosures about market risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits & Signature	23

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

Item 1: Financial Statements

  SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
(unaudited)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$552,270	$786,137
Accounts receivable - related party	323,978	323,978
Current assets	876,248	1,110,115

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	537,000	537,000
Intangible assets, net	4,267,518	4,693,770
Total assets	$5,680,766	$6,340,885

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable and accrued liabilities	$-	$-
Related party advances	357,369	398,112
Current liabilities	357,369	398,112
Total liabilities	357,369	398,112

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of March 31, 2014 and December 31, 2013	11,786	11,786
Additional paid-in capital	24,938,019	24,687,359
Common stock warrants	1,831,500	1,831,500
Prepaid consulting	-	(47,345)
Deficit accumulated during the development/exploration stage	(23,063,649)	(22,339,584)
Total stockholders' equity	3,717,656	4,143,716
Non-controlling interest	1,605,741	1,799,057
Total equity	5,323,397	5,942,773
Total liabilities and stockholders' equity	$5,680,766	$6,340,885

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND THE
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2014
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from February 9, 2005 (Inception) to March 31, 2014
Revenues	$-	$-	$-

Operating expenses:
Selling, general and administrative	158,968	60,015	4,807,695
Wages and benefits	34,156	-	2,656,260
Research and development	-	-	2,046,531
Stock-based compensation	298,005	676,754	5,957,180
Beneficial conversion expense	-	-	230,900
Depreciation and amortization	426,252	239	876,523
Impairment of investments	-	-	8,023,167
Total operating expenses	917,381	737,008	24,598,256

Operating loss	(917,381)	(737,008)	(24,598,256)

Other income and (expense)
Interest expense	-	-	(113,761)
Other income (expense)	-	-	(10,651)
Total other income (expensee)	-	-	(124,412)

Loss from operations and before provision for incomes taxes, discontinued operations, and non-controlling interest	(917,381)	(737,008)	(24,722,668)

Provision for income taxes	-	-	-

Net loss before discontinued operations and non-controlling interest	(917,381)	(737,008)	(24,722,668)

Gain (loss) from discontinued operations	-	-	128,407

Net loss	$(917,381)	$(737,008)	$(24,851,075)

Loss attributable to non-controlling interest	(193,316)	-	(1,530,612)

Net loss attributable to Spectral Capital Corporation	$(724,065)	$(737,008)	$(26,381,687)

Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	117,857,623	104,554,845

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2014
(unaudited)

	Common Stock		Additional Paid in	Prepaid	Common Stock	Non-Controlling	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Consulting	Warrants	Interest	Stage	Equity

Balance, December 31, 2012 (as restated)	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

Shares issued for cash	1,650,000	165	716,835	-	283,000	-	-	1,000,000

Stock options issued for consulting	-	-	-	568,124	-	-	-	568,124

Stock options issued for compensation	-	-	2,138,892	-	-	-	-	2,138,892

Shares issued for technology asset	5,000,000	500	2,999,500	-	-	-	-	3,000,000

Shares and warrants issued to acquire investment	5,000,000	500	4,849,500	-	1,548,500	-	-	6,398,500

Shares issued for technology asset	5,000,000	500	1,299,500	-	-	-	-	1,300,000

Non-controlling interest	-	-	-	-	-	1,799,057	1,067,610	2,866,667

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(11,626,500)	(11,626,500)

Balance, December 31, 2013	117,857,623	11,786	24,687,359	(47,345)	1,831,500	1,799,057	(22,339,584)	5,942,773

Stock options issued for compensation	-	-	250,660	47,345	-	-	-	298,005

Non-controlling interest	-	-	-	-	-	(193,316)	193,316	-

Net loss for three months ended March 31, 2014	-	-	-	-	-	-	(917,381)	(917,381)

March 31, 2014	117,857,623	$11,786	$24,938,019	$-	$1,831,500	$1,605,741	$(23,063,649)	$5,323,397

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND THE
PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO MARCH 31, 2014
(unaudited)

	Three Months ended March 31, 2014	Three Months ended March 31, 2013	Period from February 9, 2005 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(724,065)	$(737,008)	$(23,063,649)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(193,316)	-	(1,530,612)
Depreciation and amortization	426,252	239	876,524
Stock-based compensation	298,005	676,754	9,760,237
Beneficial conversion feature on warrant issued	-	-	230,900
Gain on sale of oil business	-	-	(845,680)
Loss on disposal of property and equipment	-	-	5,879
Property and equipment traded for services	-	-	24,805
Impairment of investments	-	-	8,023,167
Changes in operating assets and liabilities:
Legal trust account	-	-	(14,207)
Prepaids and other assets	-	-	-
Accounts payable and accrued expenses	-	2,500	127,235
Due to related parties	-	-	36,579
Net cash used in operating activities	(193,124)	(57,515)	(6,368,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(54,197)
Development of internet search technology	-	-	(115,022)
Increase in security deposits	-	-	(27,810)
Proceeds from disposal of property and equipment	-	-	494
Purchase of oil and gas properties	-	-	(219,093)
Net cash used in investing activities	-	-	(415,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in recapitalization of the Company	-	-	184
Proceeds from (payments on) related party advances	(40,743)	32,306	1,878,536
Proceeds from sale of common stock	-	1,000,000	5,412,000
Proceeds from note payable	-	-	50,000
Offering costs from issuance of common stock	-	-	(4,000)
Net cash provided by (used in) financing activities	(40,743)	1,032,306	7,336,720

Change in cash and cash equivalents	(233,867)	974,791	552,270
Cash and cash equivalents, beginning of period	786,137	84,091	-
Cash and cash equivalents, end of period	$552,270	$1,058,882	$552,270

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$59,574
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – NATURE OF OPERATIONS

Spectral Capital Corporation (the "Company" or "Spectral") was incorporated on September 13, 2000 under the laws of the State of Nevada. The Company was formerly in the business of developing internet search engine technology. From August 2010 until December 2012, the Company evaluated and sought out opportunities in the natural resource sector.  Spectral acquired various interests in natural resource assets in Russia, Kazakhstan and Alberta, Canada.  In December 2012, Spectral changed its corporate focus from the natural resource sector and back to information technology.  Spectral has divested of its principal natural resource asset in Alberta, Canada and intends to divest any remaining natural resources in the near future and focus solely on acquiring and developing information technology. See Notes 5 and 6 for disclosures regarding the acquisition of certain technology and a cost investment.

 Spectral is focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. The Company looks for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements' Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. However, as of March 31, 2014, the Company has cash on hand of $552,270 and positive working capital of $518,879. The Company expects current cash on hand will be able to fund operations for a period in excess of 12 months. In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues.

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not indicative of the results that may be expected for the full year.

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
MARCH 31, 2014

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2014 and December 31, 2013, the Company doesn't have any assets or liabilities in which would be considered Level 2 or 3.

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

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, the Company acquired various technologies and an investment in a third party in which the investment is being treated under the cost basis of accounting. See Notes 4 and 5, for discussion regarding day one impairment charges related to these items. Excluding these items, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 20,250,000 and 20,400,000 were outstanding at March 31, 2014 and 2013, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the three months ended March 31, 2014. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2014:

Non-Controlling
Interest

Balance at December 31, 2013	$1,799,057
Contribution of intangible assets by minority shareholder	-
Net loss attributable to non-controlling interest	(193,316)
Balance at March 31, 2014	$1,605,741

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency losses of $4,701 and $0 during the three months ended March 31, 2014 and 2013, respectively, recorded within selling, general, and administrative expenses on the accompanying consolidated statement of operations.

NOTE 3 – DISCONTINUED OPERATIONS

In prior years, the Company had limited activity related to mineral, oil and gas properties.  All such activities and business in such properties were discontinued, sold/transferred either prior to or during the year ended December 31, 2012.  The transactions do not have an impact on the financial statements being presented as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. Management has presented discontinued operations in the statement of operations for the period from Inception to March 31, 2014.  There were no material assets or liabilities associated with discontinued operations.

Shamrock Oil & Gas Ltd

On December 31, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral to transfer its ownership interests in the Shamrock Oil and Gas properties for $950,000, the value of Spectral’s contributions to the project to that date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022. The balance owing Spectral of $323,978 is non-interest bearing and was to be repaid within a one year period. During the prior year, the due date of the receivable under the agreement was extended to December 31, 2014.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4 – TECHNOLOGY ASSETS

On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd (“Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement called for the technology to reside within a newly formed entity called Noot Holdings, Inc.( “Noot”), a Delaware corporation, which the Company is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by Fiveseas was $2,000,000, resulting in total intangible assets of $5,000,000 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company records income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company completed substantial development of the technology acquired during September 2013. Costs were capitalized in relation to the technology’s development through September 30, 2013.  During the year ended December 31, 2013, costs of approximately $115,000 were capitalized in connection with the continued development. Starting October 1, 2013, the Company began amortizing the asset over three years and expects to record annual amortization expense of approximately $1,705,000, $1,705,000 and $1,279,000 in 2014, 2015, and 2016, respectively. During the three months ended March 31, 2014, the Company amortized $426,252 to depreciation and amortization on the accompanying consolidated statements of operations.

On December 1, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire technology which enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global, Inc. (“TL Global").  Under the Agreement, the Company issued TL Global 5,000,000 shares of the Company's common stock.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc.( “Monitr”), a Delaware corporation, which the Company is a 60% owner of and TL Global is a 40% owner of. TL Global was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $1,300,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by TL Global was $866,667, resulting in total assets of $2,166,667 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company determined that the technology required extensive development in order to achieve technological feasibility, and expensed $2,161,667, the entire value of the investment except for $5,000 assigned to the website domain. The Company intends to record the future income/losses from Monitr attributable to the percentage owned by TL Global as a non-controlling interest. Costs will be capitalized in relation to the technology’s development assuming they meet the qualifications.

NOTE 5– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd., a minority shareholder in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, expiring on March 13, 2015 (see Note 7).  The Company's CEO is a director of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd. The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company’s investment in 8% of the common shares, initially valued at $6,398,500, is accounted for on the cost basis.  During the year ended March 31, 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,500.  Accordingly, an impairment loss of $5,861,500 was recognized during the year ended December 31, 2013.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6– RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013, $357,369 and $398,112, respectively, was owed to the CEO of Spectral and Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees charged for services provided by Akoranga totaled approximately $5,741 and $0 for the three months ended March 31, 2014 and 2013, respectively.

See Note 4 for an additional transaction with Akoranga.

NOTE 7 – STOCKHOLDERS EQUITY

Common Stock Issuances

On February 26, 2013, the Company issued 5,000,000 shares of common stock with a deemed value of
$3,000,000 for technology assets (see Note 4).

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

On March 14, 2013, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants to purchase common shares at $0.85 per share for a cost investment (see Note 5).  The warrants expire on March 13, 2015.  The shares and warrants had a deemed value of $4,850,000 and $1,548,500, respectively.

Stock Option Plan

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the three months ended March 31, 2014 and 2013 totalled $250,660 and $534,723, respectively. At March 31, 2014, unrecognized expense of $675,883 remains to be recognized through 2015.

During the three months ended March 31, 2014, $47,345 of the prepaid consulting expense, which related to stock options granted to non-employees, was charged to stock-based compensation on the accompanying statement of operations.  No unamortized prepaid consulting expense  remains as of March 31, 2014.

SPECTRAL CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2013	13,750,000	$0.75	7.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2014	13,750,000	$0.75	7.25
Vested, March 31, 2014	12,950,000	$0.73	7.29

Warrants

As of March 31, 2014 and December 31, 2013, the Company has 6,650,000 outstanding warrants.

NOTE 8– SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Non cash investing and financing activities:
Non-monetary net liabilities assumed in recapitalization	$-	$-	$101,956
Properties acquired through assumption of debt	$-	$-	$2,134,949
Debt assumed by buyer in sale of oil and gas business	$-	$-	$2,291,739
Common stock issued for debt	$-	$-	$1,000
Stock warrants issued for acquisition of mineral properties	$-	$-	$16,859,008
Stock warrants rescinded and cancelled	$-	$-	$16,859,008
Issuance of common stock warrants	$-	$1,831,500	$4,369,569
Issuance of stock for prepaid consulting	$-	$-	$615,469
Issuance of stock for technology asset and cost investment	$-	$7,567,000	$9,150,000
Expiration of warrants	$-	$-	$2,800,069

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our consolidated financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. In the period from February 9, 2005 (Date of Inception) to March 31, 2014, the has generated an approximate net loss of $24,800,000 resulting from costs of general and administrative expenses, website development, stock compensation, impairments, expenses on oil and gas properties and interest expenses. The Company was considered an exploration stage company and is now considered a development stage company.

Cash and Working Capital

The Company's cash balance as of March 31, 2014 was $552,270, as compared to the cash balance of $786,137 of December 31, 2013.

Three Months Ended March 31, 2014 and 2013

Operating expenses for the three months ended March 31, 2014 totalled $917,381, compared to $737,008 for the similar prior year period. The major expenses during the three months ended March 31, 2014 were for stock based compensation, wages, technology amortization and general and administrative expenses. The major expenses during the three months ended March 31, 2013 were for stock based compensation, wages, and general and administrative expenses.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, especially as we have recently entered the technology application sector.  We had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.

Liquidity and Capital Resources

For the three months ended March 31, 2014, net cash used by operating activities, consisting mostly of loss from operations, was $193,124 compared to $57,515 for the three months ended March 31, 2013 and $6,368,822 for the period from Inception to March 31, 2014. The increase in net cash used by operating activities is a result of increased expenditures during the three months ended March 31, 2014 in connection with the continued development of technology products within our Noot subsidiary. The Noot subsidiary was formed with little activity during the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013 and the period from Inception to March 31, 2014, net cash used by investing activities, was $0, $0 and $415,628, respectively. We continue to conserve capital.

Net cash provided by (used in) financing activities was $(40,743), $1,032,306, and $7,336,720 for the three months ended March 31, 2014 and 2013 and the period from Inception to March 31, 2014, respectively. During the three months ended March 31, 2013, we received $1.0 million in proceeds from the sale of shares of our common stock.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, given that our current cash balance is in excess of our expected minimum cash expenditures, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits. We are seeking to raise additional capital though private equity and debt financings. As of the date of this quarterly report on Form 10-Q for the three months ended March 31, 2014, we do not have any specific financing terms from any particular financier. We are currently engaged in a number of discussions with potential financiers.  There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favourable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations.

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

Our twelve-month plan projects us to accomplish the following steps:

☐	Kontexto: Continue to focus on revenue growth and new product development

Noot: Focus on growing user base and product improvements based on usage information and begin implementing revenue strategies

Monitr: Launch beta product, followed by full launch

☐	Build the necessary infrastructure and complete the necessary staff expertise to close on several additional portfolio company purchases/investments in the next 12 to 24 months ;

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Hire a senior management team with a proven track record at the development of high growth, high impact technology.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2014 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses were first identified in our annual report on Form 10-K for the year ended December 31, 2012 in which related to a lack of an accounting  staff resulting in a lack of segregation of duties necessary for an effective system of internal control. The weakness in segregation of duties will continue to exist until such time as management can retain internal staff to properly segregate duties.

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

Dated: May 6, 2014