Form 10-Q
period 2014-09-30
SPECTRAL CAPITAL Corp
filed 2014-11-06
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$300,611	$786,137
Accounts receivable - related party	323,978	323,978
Current assets	624,589	1,110,115

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	537,000	537,000
Intangible assets, net	3,415,014	4,693,770
Total assets	$4,576,603	$6,340,885

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$-	$-
Accounts payable and accrued liabilities	33,295	-
Related party advances	383,277	398,112
Current liabilities	416,572	398,112
Total liabilities	416,572	398,112

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of September 30, 2014 and December 31, 2013	11,786	11,786
Additional paid-in capital	25,155,277	24,687,359
Common stock warrants	1,831,500	1,831,500
Prepaid consulting	-	(47,345)
Accumulated deficit	(24,022,933)	(22,339,584)
Total stockholders' equity	2,975,630	4,143,716
Non-controlling interest	1,184,401	1,799,057
Total equity	4,160,031	5,942,773
Total liabilities and stockholders' equity	$4,576,603	$6,340,885

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	25,319	49,369	136,681	182,878
Wages and benefits	51,963	39,260	112,824	78,173
Research and development	85,340	-	254,481	-
Stock-based compensation	108,629	676,754	515,263	2,030,262
Depreciation and amortization	426,252	239	1,278,756	717
Impairment of investments	-	-	-	5,861,500
Total operating expenses	697,503	765,622	2,298,005	8,153,530

Net loss	$(697,503)	$(765,622)	$(2,298,005)	$(8,153,530)

Loss attributable to non-controlling interest	207,543	-	614,656	-

Net loss attributable to Spectral Capital Corporation	$(489,960)	$(765,622)	$(1,683,349)	$(8,153,530)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.07)
Weighted average shares - basic and diluted	117,857,623	112,857,823	117,857,623	110,077,770

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(1,683,349)	$(8,153,530)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(614,656)	-
Depreciation and amortization	1,278,756	717
Stock-based compensation	515,263	2,030,262
Impairment of investments	-	5,861,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	33,295	2,500
Net cash used in operating activities	(470,691)	(258,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of internet search technology	-	(115,022)
Net cash used in investing activities	-	(115,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	(14,835)	172,447
Proceeds from sale of common stock	-	1,000,000
Net cash (used in) provided by financing activities	(14,835)	1,172,447

Change in cash and cash equivalents	(485,526)	798,874
Cash and cash equivalents, beginning of period	786,137	84,091
Cash and cash equivalents, end of period	$300,611	$882,965

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements' Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has limited operating history, has not generated revenues from our planned principal operations and has sustained substantial losses since inception. However, as of September 30, 2014, the Company has cash on hand of $300,611 and positive working capital of $208,017. The Company expects current cash on hand will be able to fund operations for up to 12 months. In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues.

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the full year.

Risks and Uncertainties
We have a limited operating history and have not generated revenues from our planned principal operations.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favourably received.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2014 and December 31, 2013, the Company doesn't have any assets or liabilities in which would be considered Level 2 or 3.

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 20,400,000 and 20,400,000 were outstanding at September 30, 2014 and 2013, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, as their effect would have been anti-dilutive.

Investment in Securities
The Company’s investments consisting of common shares of non-controlled entities are accounted for on the cost basis.  Impairment losses will be recorded when indicators of impairment are present.  See Note 5 for additional information.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the three and nine months ended September 30, 2014. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2014:

Non-Controlling
Interest

Balance at December 31, 2013	$1,799,057
Contribution of intangible assets by minority shareholder	-
Net loss attributable to non-controlling interest	614,656
Balance at September 30, 2014	$2,413,713

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency losses of $0 and $0 during the nine months ended September 30, 2014 and 2013, respectively, recorded within selling, general, and administrative expenses on the accompanying consolidated statement of operations.

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

NOTE 3 – DISCONTINUED OPERATIONS

In prior years, the Company had limited activity related to mineral, oil and gas properties.  All such activities and business in such properties were discontinued, sold/transferred either prior to or during the year ended December 31, 2012.  The transactions do not have an impact on the financial statements being presented as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013. There were no material assets or liabilities associated with discontinued operations.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 – TECHNOLOGY ASSETS

On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd (“Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement called for the technology to reside within a newly formed entity called Noot Holdings, Inc.( “Noot”), a Delaware corporation, which the Company is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by Fiveseas was $2,000,000, resulting in total intangible assets of $5,000,000 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company records income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company completed substantial development of the technology acquired during September 2013. Costs were capitalized in relation to the technology’s development through September 30, 2013.  During the year ended December 31, 2013, costs of approximately $115,000 were capitalized in connection with the continued development. Starting October 1, 2013, the Company began amortizing the asset over three years and expects to record annual amortization expense of approximately $1,705,000, $1,705,000 and $1,279,000 in 2014, 2015, and 2016, respectively. During the nine months ended September 30, 2014 and 2013, the Company amortized $1,278,756 and $0, respectively to depreciation and amortization on the accompanying consolidated statements of operations.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2014 and December 31, 2013, $383,277 and $398,112, respectively, was owed to the CEO of Spectral and Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. Fees charged for services provided by Akoranga totaled approximately $18,239 and $77,065 for nine months ended September 30, 2014 and 2013, respectively.  Fees charged by Akoranga are calculated at 10% of transactions processed by them on behalf of the Company.

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized during the nine months ended September 30, 2014 and 2013 totalled $515,263 and $2,030,262, respectively. At September 30, 2014, unrecognized expense of $458,624 remains to be recognized through 2015.

During the nine months ended September 30, 2014, $47,345 of prepaid consulting expense, which related to stock options granted to non-employees in prior years, was charged to stock-based compensation on the accompanying statement of operations.  No unamortized prepaid consulting expense remains as of September 30, 2014.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2013	13,750,000	$0.75	7.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2014	13,750,000	$0.75	6.75
Vested, September 30, 2014	12,950,000	$0.73	6.79

Warrants

As of September 30, 2014 and December 31, 2013, the Company has 6,650,000 outstanding warrants.

NOTE 8– SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Non cash investing and financing activities:
Issuance of common stock warrants	$-	$1,548,500
Issuance of stock for technology asset and cost investment	$-	$7,850,000

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Our consolidated financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. In the period from February 9, 2005 to September 30, 2014, the has generated an approximate net loss of $24,023,000 resulting from costs of general and administrative expenses, website development, stock compensation, impairments, expenses on oil and gas properties and interest expenses.

Cash and Working Capital

The Company's cash balance as of September 30, 2014 was $300,611 as compared to the cash balance of $786,137 of December 31, 2013. The Company had a working capital deficit of $115,961 as of September 30, 2014.

Three Months Ended September 30, 2014 and 2013

Operating expenses for the three months ended September 30, 2014 totalled $697,503, compared to $765,622 for the similar prior year period. The major expenses during the three months ended September 30, 2014 were for stock based compensation, research and development, technology amortization and general and administrative expenses. The major expenses during the three months ended September 30, 2013 were for stock based compensation, wages, and general and administrative expenses.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, especially as we have recently entered the technology application sector.  We had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.

Nine months Ended September 30, 2014 and 2013

Operating expenses for the nine months ended September 30, 2014 totalled $2,298,005, compared to $8,153,530 for the similar prior year period. The major expenses during the nine months ended September 30, 2014 were for stock based compensation, research and development, technology amortization and general, wages, and administrative expenses. The major expenses during the nine months ended September 30, 2013 were for stock based compensation, impairment of investments, wages, and general and administrative expenses.

In a company like Spectral that has not produced significant revenue from its operations, quarter-to-quarter expense comparisons can be difficult, especially as we have recently entered the technology application sector.  We had a small amount of revenues from our oil production activities in 2012, but have since disposed of these and have no current revenue.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, net cash used by operating activities, consisting mostly of loss from operations, was $470,691 compared to $258,551 for the nine months ended September 30, 2013. The increase in net cash used by operating activities is a result of increased expenditures during the nine months ended September 30, 2014 in connection with the continued development of technology products within our Noot and Monitor subsidiaries. The subsidiaries were formed in 2013 and had little or no activity during the nine months ended September 30, 2013.

For the nine-month period ended September 30, 2014 and 2013 net cash used by investing activities, was $0 and $115,022, respectively.  During the nine months ended September 30, 2013 cash used in investing activities was solely related to the development of our internet search technology.

Net cash used in financing activities was $14,835 compared to net cash provided by financing activities of $1,172,447 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2013, we received approximately $1,000,000 in proceeds from the sale of shares of our common stock. Such proceeds have been used to fund our operations.

We believe that our current financial resources are sufficient to meet our working capital requirements over the next year, given that our current cash balance is in excess of our expected minimum cash expenditures, provided we do not significantly increase our development expenses and develop our portfolio companies as cash permits. We are seeking to raise additional capital though private equity and debt financings. As of the date of this quarterly report on Form 10-Q for the nine months ended September 30, 2014, we do not have any specific financing terms from any particular financier. We are currently engaged in a number of discussions with potential financiers. There can be no assurance that we will be able to secure these financings, or, if we are able to secure these financings, that it will be on terms favourable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions in order to maximize the value of our assets, though we have no present plans, intentions or negotiations toward such arrangements. Any inability to obtain additional financing would have a material adverse effect on our business, financial condition, and results of operations.

Our short-term prospects are promising given our success to date in securing the three portfolio companies, Noot, Monitr and Kontexto and the success that they have enjoyed in the market to date.  We believe we will experience significant operational and financial growth from these and other portfolio companies during the next 12 months.

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

We also intend to continue to identify and acquire desirable technologies throughout the United States, Canada, India and elsewhere within other regions in as much as we are able to acquire and develop such technologies under similar terms and conditions to those of the portfolio companies we have acquired interests in.

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

Our twelve-month plan projects us to accomplish the following steps:

☐	Continue to grow Kontexto’s customer base around the world and increase revenues and earnings;

☐	Grow the user base for the Noot Mobile Application;

☐	Grow Monitr’s user base along with consistent revenue stream from product sales

☐	Build the necessary infrastructure and complete the necessary staff expertise to close on several additional portfolio company purchases/investments in the next 12 to 24 months ;

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Hire a senior management team with a proven track record at the development of high growth, high impact technology.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2014 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 6, 2014