Form 10-K
period 2014-12-31
SPECTRAL CAPITAL Corp
filed 2015-03-19
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014.

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

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

The number of shares of the issuer’s Common Stock outstanding as of March 17, 2015 is 117,857,623.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $43,602,165

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

On June 29, 2009, our Board of Directors resolved to amend the Articles of Incorporation pursuant to Nevada Revised Statues 78.207 to decrease the number of authorized shares of our common stock, par value $0.0001, from 500,000,000 to 333,333 shares. Correspondingly, our Board of Directors affirmed a reverse split of one thousand and five hundred (1,500) to one (1) in which each shareholder was issued one (1) share in exchange for every one thousand and five hundred (1,500) common shares of their currently issued common stock. The record date for the reverse split was July 6, 2009.

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

Noot is a mobile technology company that has created “Noot” which ulitilizes proprietary search engine technology for mobile devices. Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic.

Kontexto founded in 2009, is a technology company that provides products and services for digital media and intelligence teams with Publishflow. Additionally, Kontexto offers restful API services for software developers that need access to rich link based metadata via the Metafull platform. UK Trade and Investment, the largest government and business trade organization in the United Kingdom awarded them 'technology of exceptional potential'. Kontexo's customers include some of the biggest names in publishing, Post Media Network, The Guardian, Getty Images, Abu Dhabi Media, Bell Media and The Daily Mail.

Monitr, launched in late 2014, is a technology and financial data services company.  Monitr specializes in the analysis of news, opinion and social media to determine the aggregate sentiment and trends of equities, commodities and currencies across world markets.  It offers these services direct to customers on the web and as a mobile application for tablets and smartphones. In addition to SAAS (software as a service) , Monitr offers customized analysis and real time data to larger financial institutions and hedge funds for use in fundamental and algorithmic analysis of financial markets.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Analytics, Search & Software portfolio companies and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C (“Business to Consumer”) and B2B (“Business to Business”) software applications (“Applications or Apps”) as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google, Yahoo!, Facebook, Amazon and other destination search websites and search centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). Other competitors within the news reader market place include Flipboard, Trove, Paper to name a few. When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

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

Noot competes in the rapidly evolving area of mobile search as well as within the news reader market place.  The demand for consumer news content on mobile devices has surged and is still expected to grow. With targeted and successful marketing, Noot could have millions of individual consumers. Noot is not dependent on one channel or customer, through we are dependent on the App Store from Apple and the Android Marketplace for a significant number of our mobile search application downloads.

Monitr has few competitors, however, it is expected that new market entrants will emerge quickly, although the software is extremely technically challenging to produce. The competitors that exist tend to cater towards industry professionals (B2B) and not to the B2C clientele. Monitr has products that are marketed to both B2B and B2C customers.  Given adequate funding for marketing and successful marketing efforts, we anticipate Monitr to record revenues beginning in late 2014 with more significant revenues over the course of 2015. Currently Monitr markets mainly to the United States and Canada. Monitr will be expanding its platform in order to secure more customers in more markets over the course of 2014 and beyond.

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

OPERATIONS

Spectral is focused on the identification, acquisition, development, financing of early stage technology that has the potential to transform existing industries. We look for technology that addresses current market problems and that could be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

From Inception to the year ended December 31, 2014, we have incurred research and development expenses related to the development of our current software products and for our previous technology business. We believe that our research and development expenses will increase substantially in 2015, assuming the availability of capital.  We expect to spend in excess of $5,000,000 in development expenses on our existing and to be acquired technology portfolio companies, assuming available financing.  We have already begun these efforts and have already expended substantial amounts on these activities.

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

Trademarks

We intend to apply for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2014, no filings have been made in application process.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2014, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2014, we had one full-time employee and eight full-time or part-time consultants.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Item 1A.  RISK FACTORS

Not required.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.  Our telephone number is (206) 262-7820. The lease for this space is a month-to-month term. We also have contracted with a Swiss company for office space and operational support services outside of Zurich, Switzerland on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2014, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES.

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

Period	High*	Low*
Year ended 2013 Quarter ended
March 31, 2013	$1.12	$0.25
June 30, 2013	$0.64	$0.28
September 30, 2013	$0.49	$0.32
December 31, 2013	$0.40	$0.25

Year ended 2014 Quarter ended
March 31, 2014	$0.28	$0.15
June 30, 2014	$0.43	$0.21
September 30, 2014	$0.45	$0.24
December 31, 2014	$0.34	$0.15

STOCKHOLDERS

As of March 17, 2015, there were approximately 87 holders of record of our common shares.

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

None.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2014 and 2013 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

PLAN OF OPERATIONS

Spectral Capital is a technology startup accelerator that invests in early stage companies. Spectral targets industry verticals and solutions where disruption and network effects allow for rapid adoption and displacement of incumbents.  We work with startups focusing them on rapid development, getting to market, and refining their products and services with innovative features that reflect direct customer and market feedback. In addition to meeting some of the financing needs of our portfolio companies, we provide our teams with executive support at the technology, marketing and operations level in effort to bring optimal results.

Spectral has entered some of the fastest growing industries in technology: Big Data, Mobile Technology, Mobile Search, News Aggregation and Sentiment Analysis.  Below is a list of our current portfolio companies:

Noot: Noot is a mobile search technology firm that has launched its first product as a news discovery engine. The technology finds news and information for people and and acts as a personal search assistant. Noot learns over time what preferences a user has and adapts accordingly, making a unique stream of news for each user. Noot was built to utilize the power of today's devices for its search process, which provides economies of scale to millions of users with little to no additional costs, making for a very cost efficient and sustainable business.

Monitr: Monitr is a technology and financial data services company. Monitr specializes in the analysis of news, opinion and social media to determine the aggregate sentiment and trends of equities, commodities and currencies across world markets. It offers these services direct to customers on the web as Software as a Service and via customized data feeds for financial institutions and hedge funds.

Kontexto: Kontexto is a technology company that provides products and services for digital media and intelligence teams with Publishflow and restful API services for software developers that need access to rich link based metadata via the Metafull platform.

Spectral's twelve-month plan includes the following goals/targets:

       Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

       Hire sales professionals for Monitr;

       Hire customer service professionals for Monitr;

       Market and grow the free user base for Monitr;

       Increase conversion rate from free to paid subscribers for Monitr;

       Obtain subscription revenue from Monitr data sales through the API;

       Market and grow the user base for the Noot Mobile Application;

       Support Kontexto in securing additional revenues.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized any revenues.

Operating Expenses

Operating expenses decreased $4,985,573, from $11,626,500 for the year ended December 31, 2013 to $6,640,927 for the year ended December 31, 2014. Stock based compensation, included with operating expense, was $623,892 during the year ended December 31, 2014 and $2,707,016 during the year ended December 31, 2013. The decrease was due to a significant traunch of options vesting during 2013.

Selling, general and administrative expenses principally include professional fees, investor relations fees, rent and general corporate overhead. The decrease of selling, general and administrative expense of $15,386 to $217,505 during the year ended December 31, 2014 from $232,891 for the year ended December 31, 2013 was directly related to decreases in rent and legal fees.

Research and development expenses, which includes development costs related to our products, increased to $330,760 during the year ended December 31, 2014 from $81,107 during the year ended December 31, 2013. The increase is related to amounts paid to consultants for the development of Monitr as well as for the continued internal development of the Noot technology after the initial project launch.

During the year ended December 31, 2014, the Company wrote off a receivable from a related party of $323,978 as it was deemed uncollectible. The expected proceeds from the use of the assets acquired by the related party which created the receivable were never fully realized and thus the Company determined that the likelihood of collectability was not probable.

Depreciation and amortization primarily consists of the amortization of the Noot technology. The Company began amortizing such costs in October 2013 when the Noot product was launched. In addition, at December 31, 2014, the Company reviewed the carrying amount of the Noot assets and determined that they had been fully impaired and thus an impairment of $2,983,762 was recorded. Although, the Company maintains that Noot's technology is a valuable asset, the Company does not currently have access to capital to sufficiently market the asset. The Company estimates it would take approximately $2.0 million to appropriately promote the Noot product, which at the time of the impairment analysis was not probable. Additionally, at December 31, 2014, the Company determined based upon the future discounted cash flows from our cost investment in Kontexto, Inc that an impairment of $305,000 should be recorded. Reducing the current carrying value of the investment to $232,000.  The decline in expected cash flows was primarily due lower revenues than initially projected under Kontexto, Inc's technology products.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2014 we had $48,919 of cash on hand. We intend to fund operations through the use of cash on hand and through additional debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $226,939, from $483,348 for the year ended December 31, 2013 to $710,287 for the year ended December 31, 2014. This increase was primarily the result of a greater net loss due to increase expenditures related to the development of the Monitr and Noot products for which the costs did not qualify for capitalization under the applicable accounting standards.

Net cash used in investing activities decreased by $115,022 from $115,022 during the year ended December 31, 2013 to $0 during the year ended December 31, 2014. Although, we increased development expenditures related to our Monitr and Noot products, the costs did not qualify for capitalized under the applicable accounting standards.

Net cash provided by financing activities decreased by $1,327,347 from $1,300,416 for the year ended December 31, 2013 to $26,931 cash used for the year ended December 31, 2014. Net cash provided by financing activities during the year ended December 31, 2014 related to net payments on advances from a related party in connection with payment of Spectral's obligations.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. In addition, if necessary, we will decrease expenses and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

Our short-term prospects are promising given our success to date in securing the three portfolio companies, Noot, Kontexto, and Monitr and the success that Kontexto has enjoyed in the market to date.  We believe we will experience significant operational and financial growth from these and other portfolio companies during the next 12 months.  However, we need significant capital to implement our plan.

SPECTRAL CAPITAL CORPORATION

 TABLE OF CONTENTS

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spectral Capital Corporation

We have audited the accompanying consolidated balance sheet of Spectral Capital Corporation as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Spectral Capital Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor wer we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 19, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Spectral Capital Corporation
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Spectral Capital Corporation (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 26, 2014

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$48,919	$786,137
Accounts receivable - related party	-	323,978
Prepaid expenses	11,000	-
Current assets	59,919	1,110,115

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	232,000	537,000
Intangible assets, net	5,000	4,693,770
Other assets	237,000	5,230,770
Total assets	$296,919	$6,340,885

Liabilities and Stockholders' Equity:
Current liabilities
Related party advances	$371,181	$398,112
Current liabilities	371,181	398,112
Total liabilities	371,181	398,112

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2014 and 2013	11,786	11,786
Additional paid-in capital	25,263,906	24,687,359
Common stock warrants	1,831,500	1,831,500
Prepaid consulting	-	(47,345)
Accumulated deficit	(26,964,108)	(22,339,584)
Total stockholders' equity	143,084	4,143,716
Non-controlling interest	(217,346)	1,799,057
Total equity	(74,262)	5,942,773
Total liabilities and stockholders' equity	$296,919	$6,340,885

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	217,505	232,891
Wages and benefits	151,022	155,350
Research and development	330,760	81,107
Stock-based compensation	623,892	2,707,016
Bad debt expense - related party	323,978	-
Depreciation and amortization	1,705,008	426,969
Impairment of investments and assets	3,288,762	8,023,167
Total operating expenses	6,640,927	11,626,500

Net loss	$(6,640,927)	$(11,626,500)

Loss attributable to non-controlling interest	2,016,403	1,067,610

Net loss attributable to Spectral Capital Corporation	$(4,624,524)	$(10,558,890)

Basic and diluted loss per common share	$(0.04)	$(0.09)
Weighted average shares - basic and diluted	117,857,623	111,257,897

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Prepaid Consulting	Common Stock Warrants	Non-Controlling Interest	Accumulated Deficit	Shareholders' Equity (Deficit)
December 31, 2012	101,207,623	$10,121	$12,683,132	$(615,469)	$-	$-	$(11,780,694)	$297,090

Shares issued for cash	1,650,000	165	716,835	-	283,000	-	-	1,000,000
Stock options issued for consulting	-	-	-	568,124	-	-	-	568,124
Stock options issued for compensation	-	-	2,138,892	-	-	-	-	2,138,892
Shares issued for technology asset	5,000,000	500	2,999,500	-	-	-	-	3,000,000
Shares and warrants issued to acquire investment	5,000,000	500	4,849,500	-	1,548,500	-	-	6,398,500
Shares issued for technology asset	5,000,000	500	1,299,500	-	-	-	-	1,300,000
Non-controlling interest	-	-	-	-	-	1,799,057	1,067,610	2,866,667
Net loss	-	-	-	-	-	-	(11,626,500)	(11,626,500)

December 31, 2013	117,857,623	11,786	24,687,359	(47,345)	1,831,500	1,799,057	(22,339,584)	5,942,773

Stock options issued for compensation	-	-	576,547	47,345	-	-	-	623,892
Non-controlling interest	-	-	-	-	-	(2,016,403)	2,016,403	-
Net loss	-	-	-	-	-	-	(6,640,927)	(6,640,927)

December 31, 2014	117,857,623	$11,786	$25,263,906	$-	$1,831,500	$(217,346)	$(26,964,108)	$(74,262)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(4,624,524)	$(10,558,890)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(2,016,403)	(1,067,610)
Depreciation and amortization	1,705,008	426,969
Stock-based compensation	623,892	2,707,016
Bad debt - accounts receivable - related party	323,978	-
Impairment of investments and assets	3,288,762	8,023,167
Changes in operating assets and liabilities:
Prepaids and other assets	(11,000)	-
Accounts payable and accrued expenses	-	(14,000)
Net cash used in operating activities	(710,287)	(483,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of internet search technology	-	(115,022)
Net cash used in investing activities	-	(115,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) related party advances	(26,931)	300,416
Proceeds from sale of common stock	-	1,000,000
Net cash (used in) provided by financing activities	(26,931)	1,300,416

Change in cash and cash equivalents	(737,218)	702,046
Cash and cash equivalents, beginning of period	786,137	84,091
Cash and cash equivalents, end of period	$48,919	$786,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Spectral Capital Corporation (the "Company" or "Spectral") was incorporated on September 13, 2000 under the laws of the State of Nevada. The Company was formerly in the business of developing internet search engine technology. From August 2010 until December 2012, the Company evaluated and sought out opportunities in the natural resource sector.  Spectral acquired various interests in natural resource assets in Russia, Kazakhstan and Alberta, Canada.  In December 2012, Spectral changed its corporate focus from the natural resource sector and back to information technology.  Spectral has divested of its principal natural resource asset in Alberta, Canada and intends to divest any remaining natural resources in the near future and focus solely on acquiring and developing information technology. See Notes 4 and 5 for disclosures regarding the acquisition of certain technology and a cost investment.

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

On February 26, 2013, the Company formed Noot Holdings, Inc., a Delaware corporation, which the Company is currently a 60% owner, in order to acquire mobile search engine technology. Under the agreement to acquire technology, the Company issued 5,000,000 common shares of Spectral Capital Corporation, see Note 4 for additional information.

On March 14, 2013, the Company purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd. , a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2015.  The Company's CEO was an officer of Sargas Capital, Ltd. at the time of the transaction but did not have any holdings in Sargas Capital, Ltd, see 5 for additional information.

On December 1, 2013, the Company formed Monitr Holdings, Inc., a Delaware corporation, which the Company is currently a 60% owner of, in order to acquire a technology application and service.  Under the agreement to acquire technology, the Company issued 5,000,000 common shares of Spectral Capital Corporation, see Note 4 for additional information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2014, the Company has cash on hand of $48,919 and negative working capital of $311,262. The Company expects current cash on hand will be able to fund operations for a period 12 months or less.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

To date management has funded its operations through selling equity securities and advances from related parties. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations, however, there can be no assurance the Company will be successful in these efforts. As of the date of these consolidated financial statements the Company does not have any firm commitments for capital. Without the required capital, the Company will be required to reduce their development expenditures which will potentially delay the completion of products which are expected to generate future revenues.

Risks and Uncertainties
The Company has a limited operating history and has not generated revenues from our planned principal operations.

The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on the Company's consolidated financial condition and the results of its operations.

The Company currently has no sales and limited marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our current and future products. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote sales and marketing.

The Company's industry is characterized by rapid changes in technology and customer demands. As a result, the Company's products may quickly become obsolete and unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, the Company's products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company's new products may not be favorably received. Nor may we have the capital resources to further the development of existing and/or new ones.

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

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2014 and 2013, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses and amounts payable to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, the Company acquired various technologies and an investment in a third party in which the investment is being treated under the cost basis of accounting. See Notes 4 and 5, for discussion regarding impairment charges related to these items. Excluding these items, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 20,250,000 and 20,250,000 were outstanding at December 31, 2014 and 2013, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2014 and 2013, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2014 and 2013. The following table sets forth the changes in non-controlling interest for the year ended December 31, 2014:

Non-Controlling
Interest
Balance at December 31, 2013	$1,799,057
Net loss attributable to non-controlling interest	(2,016,403)
Balance at December 31, 2014	$(217,346)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency income (loss) of $7,649 and ($2,740), recorded within selling, general, and administrative expenses on the accompanying consolidated statements of operations during the years ended December 31, 2014 and 2013, respectively.

New Accounting Pronouncements
The Financial Accounting Standards Board issued Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. ASU 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation in June 2014 aims to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities by removing all incremental financial reporting requirements from development stage entities. Users of financial statements of development stage entities determined that the development stage entity distinction, the inception-to-date information, and certain other disclosures has limited relevance and is generally not useful. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014. We have elected early adoption of ASU 2014-10 for this filing and have provided additional disclosures as described above under the caption "Risks and Uncertainties" as required by this ASU.

NOTE 3 – DISCONTINUED OPERATIONS

Shamrock Oil & Gas Ltd

On February 13, 2012, the Company closed its planned purchase of an oil and gas property in the Red Earth Region of Alberta, Canada, which property Spectral purchased from receivership though its newly formed Canadian subsidiary, Shamrock Oil & Gas Ltd. Spectral was the 60% owner of the Canadian subsidiary and its Canadian joint venture partner owned 40% of the subsidiary.  On December 31, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral, to transfer its ownership interests in the Shamrock Oil and Gas properties for $950,000, the value of Spectral’s contributions to the project at that date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing Spectral of $323,978 was non-interest bearing and was to be repaid within a one year period, which was extended to December 31, 2014. At December 31, 2014, the Company determined that the receivable collectability was not probable due to Akoranga's inability to generate revenues from the operation and/or sale of the oil and gas properties. Thus, the receivable from Akoranga was written off.

There were no material assets, liabilities or operations associated with discontinued operations which need to be presented within the accompanying consolidated financial statements.

NOTE 4 – TECHNOLOGY ASSETS

Noot Holdings, Inc.

On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd (“Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement called for the technology to reside within a newly formed entity called Noot Holdings, Inc.( “Noot”), a Delaware corporation, which the Company is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by Fiveseas was $2,000,000, resulting in total intangible assets of $5,000,000 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company records income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company completed substantial development of the technology acquired during September 2013. Costs were capitalized in relation to the technology’s development through September 30, 2013.  During the year ended December 31, 2013, costs of approximately $115,000 were capitalized in connection with the continued development. Starting October 1, 2013, the Company began amortizing the asset over the expected life of three years. During the years ended December 31, 2014 and 2013, the Company amortized $1,705,008 and $426,969 to depreciation and amortization on the accompanying statements of operations.

At December 31, 2014, the Company reviewed whether or not there were any indicating factors that the carrying value of the assets related to Noot were impaired. As part of this analysis, the Company prepared and reviewed future estimated cash flow projections from Noot's operations. Based upon the Company's analysis, it was determined that a full impairment to Noot's assets of $2,983,762 would be recorded. Although, the Company maintains that Noot's technology is a valuable asset, the Company does not currently have access to capital to sufficiently market the asset. The Company estimates it would take approximately $2.0 million to appropriately promote the Noot product, which at the time of the impairment analysis was not probable.

Monitr Holdings, Inc.

On December 1, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire technology which enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global, Inc. (“TL Global").  Under the Agreement, the Company issued TL Global 5,000,000 shares of the Company's common stock.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc.( “Monitr”), a Delaware corporation, which the Company is a 60% owner of and TL Global is a 40% owner of. TL Global was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $1,300,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by TL Global was $866,667, resulting in total assets of $2,166,667 being recorded. The Company recorded the transaction as an investment in technology as the in process development did not constitute a business. In addition, at the time of acquisition, the Company determined that the technology required extensive development in order to achieve technological feasibility, and expensed $2,161,667, the entire amount of except for $5,000 assigned to the website domain. The Company records losses from Monitr attributable to the percentage owned by TL Global as a non-controlling interest. During the year ended December 31, 2014, the Company expended a significant amount of developemt costs in connection with development of the Monitr products, however, none of these costs were capitalized in relation to the technology’s development, as they didn't meet the applicable accounting standards for the application of such.

NOTE 5 – COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. , a minority shareholder, in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, expiring on March 13, 2015 (see Note 7).  The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company’s investment in 8% of the common shares, initially valued at $6,398,500, is accounted for on the cost basis.  During the year ended December 31, 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,000.  Accordingly, an impairment loss of $5,861,500 was recognized in the statements of operations for the year ended December 31, 2013. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd. At December 31, 2014, the Company reviewed whether or not there were any indicating factors that the carrying value of the cost investment was impaired. As part of this analysis, the Company obtained the current financial statements and future estimated discounted cash flow projections from Kontexto. Based upon the Company's review, it was determined that the carry value of the investment should be decreased to $232,000, resulting in an impairment of $305,000 during the year ended December 31, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

Akoranga, AG

At December 31, 2014 and 2013, $352,619 and $398,112, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company’s business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. Fees expensed for services provided by Akoranga totaled approximately $18,239 and $31,715 for the years ended December 31, 2014 and 2013, respectively.  The advances do not incur interest and are payable upon demand. The Company ceased using Akoranga services in August 2014.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of all debt related to the oil and gas business. As a result of that transaction, Akoranga owed $323,978 to the Company and was reflected on the December 31, 2013 accompanying balance sheet as accounts receivable - related party. The balance was unsecured, non-interest bearing and originally due on December 31, 2013, which was extended to December 31, 2014. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted. At December 31, 2014, the Company determined that the receivable collectability was not probable due to Akoranga's inability to generate revenues from the operation and/or sale of the oil and gas properties. Thus, the receivable from Akoranga was written off.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $151,022 and $155,350 for the years ended December 31, 2014 and 2013, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above.

Commencing in September 2014, from time to time the Company's CEO pays certain expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2014, the Company owed the CEO $18,310 in connection with these advances and accrued salary.

NOTE 7 – STOCKHOLDER'S EQUITY

Sale of Common Stock and Warrants Issued

On March 7, 2013, the Company sold 1,650,000 common shares, par value $0.0001 at approximately $0.61 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares to the purchasers at an exercise price of $0.80 per share.  The warrants expire on March 6, 2015.

Employee Options

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, and recognized during the years ended December 31, 2014 and 2013 totaled $576,547 and $2,138,892, respectively. Unrecognized expense of $349,995 is expected to be recognized during the year ending December 31, 2015.

Non-Employee Options

During the years ended December 31, 2014 and 2013, $47,345 and $568,124 of prepaid consulting expense was charged to stock-based compensation on the accompanying consolidated statements of operations, respectively.

Summary of Stock Options

A summary of changes in stock options during the years ended December 31, 2014 and 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2012	13,750,000	0.75	8.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2013	13,750,000	$0.75	7.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	13,750,000	$0.75	6.50
Vested, December 31, 2014	13,350,000	$0.74	6.52

'
Warrants

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

See Note 5 for discussion of warrants issued in connection with a cost investment.

A summary of changes in warrants during the years ended December 31, 2014 and 2013 is as follows:

Warrants
Outstanding, December 31, 2012	-
Outstanding, December 31, 2012	-
Issued	6,650,000
Exercised	-
Expired	-
Outstanding, December 31, 2013	6,650,000
Issued	-
Exercised	-
Expired	-
Outstanding, December 31, 2014	6,650,000
Vested, December 31, 2014	6,650,000

NOTE 8 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $13,102,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to significant non-deductible expenses.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2014	2013
Federal income tax benefit attributable to:
Current operations	$237,758	$163,081
Less: valuation allowance	(237,758)	(163,081)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2014	2013
Deferred tax asset attributable to:
Net operating loss carryforward	$4,546,639	$4,308,881
Less: valuation allowance	(4,546,639)	(4,308,881)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  The Company believes they are no longer subject to income tax examinations for years prior to 2010.

NOTE 9 – SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2014	Year Ended December 31, 2013
Non-cash investing and financing activities:
Issuance of common stock warrants	$-	$1,548,500
Issuance of stock for technology assets and cost investment	$-	$9,150,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis in Seattle, Washington.

NOTE 11– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

On July 28, 2014, Silberstein Ungar, PLLC (the “Former Accountant”) notified our Company that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 29, 2014, the Former Accountant resigned as our Company’s independent registered public accounting firm and our Company engaged KLJ & Associates, LLP (the “New Accountant”) as our Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by our Company’s board of directors.

The Former Accountant’s audit reports on the consolidated financial statements of our Company for the years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2013 and 2012, and through July 28, 2014, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the consolidated financial statements for such periods. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2013 and 2012 and through July 28, 2014, our Company did not consult with the New Accountant regarding (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our Company’s consolidated financial statements, nor did the New Accountant provide advice to our Company, either written or oral, that was an important factor considered by our Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(2) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

The determination of ineffective internal control is based upon the lack of separation of duties, which was first identified during the year ended December 31, 2010. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.  The Company estimates the annual costs of such remediation efforts in the form of additional management will be $150,000 per year. The Company intends to make such hires and create segregation of duties and proper oversight as soon as the capital is obtained.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2014.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2014:

Name	Age	Position
Jenifer Osterwalder	50	Chief Executive Officer, President and Director

Stephen Spalding	66	Interim Chief Financial and Accounting Officer and Director

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

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and


being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2014, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2014, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2014, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington  98104.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2014	$151,022	-	-	-	-	-	-	$151,022

Chief Executive Officer*	2013	$155,350	-	-	-	-	-	-	$155,350

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder 12,350 CHF a month for her services.

As of the date of this annual report on Form 10-K for the year ended December 31, 2014, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,750,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 3,250,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2014:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 800,000 of his option shares are currently exercisable. In 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February 2012 of which are 100% vested as of December 31, 2014.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2014:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	13,000,000	$0.75	2,000,000
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 17, 2015. The information in these tables provides ownership information for:

	each person known by us to be the beneficial owner of more than a 5% of our common stock

	each of our directors and executive officers; and

	all of our directors and executive officers as a group.

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

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	5,813,934	4.9%

Stephen Spalding (2)	3,300,000	3.8%

All officers, directors, and 5% or greater shareholders as a group (2 persons)	13,934	0.0%

(1)
Consists of 13,934 shares owned directly and immediately exercisable options to purchase 800,000 common shares at an exercise price of $1.00 per share and 5,000,000 options to purchase common stock at $0.61 per share.

(2)	Includes options to purchase 800,000 shares of common stock at $1.00 per share, and options to purchase 2,500,000 shares of common stock at $0.61 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

At December 31, 2014 and 2013, $352,619 and $398,112, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company’s business in Europe. In connection, with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. Fees expensed for services provided by Akoranga totaled approximately $18,239 and $31,715 for the years ended December 31, 2014 and 2013, respectively.  The advances don't incur interest and are payable upon demand. The Company ceased using Akoranga services in August 2014.

At December 31, 2012, the Company sold its oil and gas business to Akoranga for $950,000 plus the assumption of all debt related to the oil and gas business. As a result of that transaction, Akoranga owed $323,978 to the Company and was reflected on the December 31, 2013 accompanying balance sheet as accounts receivable - related party. The balance was unsecured, non-interest bearing and originally due on December 31, 2013, which was extended to December 31, 2014. Related party loans are unsecured, and non-interest bearing and have no specific terms of repayment unless otherwise noted. At December 31, 2014, the Company determined that the receivable collectability was not probable due to Akoranga's inability to generate revenues from the operation and/or sale of the oil and gas properties. Thus, the receivable from Akoranga was written off.

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $151,022 and $155,350 for the years ended December 31, 2014 and 2013, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above.

Commencing in September 2014, from time to time the Company's CEO pays certain expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2014, the Company owed the CEO $18,310 in connection with these advances and accrued salary.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2014	2013
Audit fees	$28,000	$26,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$28,000	$26,500

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

Date: March 19, 2015	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer