Form 10-Q
period 2015-03-31
SPECTRAL CAPITAL Corp
filed 2015-05-14
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

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
(Telephone Number) ___________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] YES  [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

As of May 7, 2015, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

SPECTRAL CAPITAL CORPORATION

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three month ended March 31, 2015 and 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$9,596	$48,919
Prepaid consulting	-	11,000
Current assets	9,596	59,919

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	232,000	232,000
Intangible assets, net	5,000	5,000
Total assets	$246,596	$296,919

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable and accrued liabilities	-	-
Related party advances	402,532	371,181
Current liabilities	402,532	371,181
Total liabilities	402,532	371,181

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of March 31, 2015 and December 31, 2014	11,786	11,786
Additional paid-in capital	27,204,035	25,263,906
Common stock warrants	-	1,831,500
Accumulated deficit	(27,153,649)	(26,964,108)
Total stockholders' equity	62,172	143,084
Non-controlling interest	(218,108)	(217,346)
Total equity	(155,936)	(74,262)
Total liabilities and stockholders' equity	$246,596	$296,919

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	46,618	158,968
Wages and benefits	35,056	34,156
Stock-based compensation	108,629	298,005
Depreciation and amortization	-	426,252
Total operating expenses	190,303	917,381
Operating loss	(190,303)	(917,381)

Loss from operations and before non-controlling interest and provision for income taxes	(190,303)	(917,381)

Provision for income taxes	-	-

Net loss before non-controlling interest	(190,303)	(917,381)

Loss attributable to non-controlling interest	762	193,316

Net loss attributable to Spectral Capital Corporation	$(189,541)	$(724,065)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(189,541)	$(724,065)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(762)	(193,316)
Depreciation and amortization	-	426,252
Stock-based compensation	108,629	298,005
Prepaids and other assets	11,000	-
Net cash used in operating activities	(70,674)	(193,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	31,351	(40,743)
Net cash (used in) provided by financing activities	31,351	(40,743)

Change in cash and cash equivalents	(39,323)	(233,867)
Cash and cash equivalents, beginning of period	48,919	786,137
Cash and cash equivalents, end of period	$9,596	$552,270

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of March 31, 2015, the Company has cash on hand of $9,596 and negative working capital of $392,936. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

To date management has funded its operations through selling equity securities and advances from related parties. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations, however, there can be no assurance the Company will be successful in these efforts. As of the date of these consolidated financial statements the Company does not have any firm commitments for capital. Without the required capital, the Company has had to reduce their development expenditures which will delay the completion of products which are expected to generate future revenues.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2015 and December 31, 2014, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company’s financial instruments consist of cash and cash equivalents, investments in technologies and related party advances. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,750,000 and 20,250,000 were outstanding at March 31, 2015 and 2014, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the three months ended March 31, 2015. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2015:

Non-Controlling
Interest
Balance at December 31, 2014	$(217,346)
Net loss attributable to non-controlling interest	(762)
Balance at March 31, 2015	$(218,108)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency losses of $9,212 and $4,701 during the three months ended March 31, 2015 and 2014, respectively, recorded within selling, general, and administrative expenses on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

NOTE 3– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd. As of March 31, 2015 and December 31, 2014, the carrying value of the cost investment is $232,000.

NOTE 4– RELATED PARTY TRANSACTIONS

At March 31, 2015 and December 31, 2014, $361,831 and $352,619, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe.  The Company ceased using Akoranga services in August 2014. Fees charged for services provided by Akoranga totaled approximately $0 and $5,741 for the three months ended March 31, 2015 and 2014, respectively.  The amounts do not incur interest and are due on demand.

At March 31, 2015 and December 31, 2014, $40,449 and $18,310, respectively, was owed to Jenifer Osterwalder, the Company's CEO, for a combination of her monthly salary and expenditures paid on behalf of the Company. The amounts do not incur interest and are due on demand.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5 – STOCKHOLDERS EQUITY

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the three months ended March 31, 2015 and 2014 totalled $108,629 and $250,660, respectively. At March 31, 2015, unrecognized expense of $241,366 remains to be recognized through 2015.

During the three months ended March 31, 2014, $47,345 of the prepaid consulting expense, which related to stock options granted to non-employees, was charged to stock-based compensation on the accompanying statement of operations.

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2014	13,750,000	$0.75	7.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2015	13,750,000	$0.75	6.50
Vested, March 31, 2015	12,950,000	$0.74	6.52

Warrants

As of March 31, 2015 and December 31, 2014, the Company has 0 and 6,650,000 outstanding warrants, respectively. All warrants outstanding expired in March 2015.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission March 19, 2015 and all subsequent filings.

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

Spectral's twelve-month plan includes the following goals/targets:

•	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

•	Hire sales professionals for Monitr;

•	Hire customer service professionals for Monitr;

•	Market and grow the free user base for Monitr;

•	Increase conversion rate from free to paid subscribers for Monitr;

•	Obtain subscription revenue from Monitr data sales through the API;

•	Market and grow the user base for the Noot Mobile Application;

•	Support Kontexto in securing additional revenues.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Operating expenses for the three months ended March 31, 2015 totalled $190,303, compared to $917,381 for the three months ended March 31, 2014, a decrease of $727,078 or 79.2%. The significant decrease from the prior year is directly related to our limitations of capital. In the prior year, we expended significant amounts related to the development of our products, whereby, during the current quarter there were no expenditures due to limited capital. In addition, during the prior year we depreciated the cost of Noot product, in which was impaired during the 2014 fourth quarter resulting in no depreciation during the current period. Major expenses during the three months ended March 31, 2015, related to salaries accrued to our Chief Executive Officer and professional fees paid in connection with our public filings.

Liquidity and Capital Resources

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2015, net cash used by operating activities, consisting primarily of loss from operations, was $70,674 compared to $193,124 for the three months ended March 31, 2014. The decrease in net cash used by operating activities was a result of decreased expenditures during the three months ended March 31, 2015 in connection with the development of our technology products. The reduction of development expenditures was directly related to the limited capital available.

Net cash provided by (used in) financing activities was $31,351, and $(40,743), for the three months ended March 31, 2015 and 2014, respectively. During the current period the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of March 31, 2015, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

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

Dated: May 14, 2015