Form 10-Q
period 2015-06-30
SPECTRAL CAPITAL Corp
filed 2015-08-12
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and six month ended June 30, 2015 and 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Spectral Capital Corporation, Inc.

Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)	F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$3,830	$48,919
Prepaid consulting	-	11,000
Current assets	3,830	59,919

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	232,000	232,000
Intangible assets, net	5,000	5,000
Total assets	$240,830	$296,919

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable and accrued liabilities	-	-
Related party advances and accruals	462,954	371,181
Current liabilities	462,954	371,181
Total liabilities	462,954	371,181

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of June 30, 2015 and December 31, 2014	11,786	11,786
Additional paid-in capital	27,312,664	25,263,906
Common stock warrants	-	1,831,500
Accumulated deficit	(27,322,577)	(26,964,108)
Total stockholders' equity	1,873	143,084
Non-controlling interest	(223,997)	(217,346)
Total equity	(222,124)	(74,262)
Total liabilities and stockholders' equity	$240,830	$296,919

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	26,845	9,433	73,463	111,362
Wages and benefits	39,343	26,705	74,399	60,861
Research and development	-	112,102	-	169,141
Stock-based compensation	108,629	108,629	217,258	406,634
Depreciation and amortization	-	426,252	-	852,504
Total operating expenses	174,817	683,121	365,120	1,600,502
Operating loss	(174,817)	(683,121)	(365,120)	(1,600,502)

Loss from operations and before non-controlling interest and provision for income taxes	(174,817)	(683,121)	(365,120)	(1,600,502)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(174,817)	$(683,121)	(365,120)	(1,600,502)

Loss attributable to non-controlling interest	5,889	213,797	6,651	407,113

Net loss attributable to Spectral Capital Corporation	$(168,928)	$(469,324)	$(358,469)	$(1,193,389)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(358,469)	$(1,193,389)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(6,651)	(407,113)
Depreciation and amortization	-	852,504
Stock-based compensation	217,258	406,634
Prepaids and other assets	11,000	-
Due to related parties - accrued salary	74,400	-
Net cash used in operating activities	(62,462)	(341,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	17,373	12,431
Net cash provided by financing activities	17,373	12,431

Change in cash and cash equivalents	(45,089)	(328,933)
Cash and cash equivalents, beginning of period	48,919	786,137
Cash and cash equivalents, end of period	$3,830	$457,204

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of June 30, 2015, the Company has cash on hand of $3,830 and negative working capital of $459,124. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
JUNE 30, 2015
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2015 and December 31, 2014, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,750,000 and 20,400,000 were outstanding at June 30, 2015 and 2014, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the six months ended June 30, 2015. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2015:

Non-Controlling
Interest
Balance at December 31, 2014	$(217,346)
Net loss attributable to non-controlling interest	(6,651)
Balance at June 30, 2015	$(223,997)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency losses of $20,868 and $8,382 during the six months ended June 30, 2015 and 2014, respectively, recorded within selling, general, and administrative expenses on the accompanying consolidated statement of operations.

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

NOTE 3– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd. As of June 30, 2015 and December 31, 2014, the carrying value of the cost investment is $232,000.

NOTE 4– RELATED PARTY TRANSACTIONS

At June 30, 2015 and December 31, 2014, $373,487 and $352,619, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. The Company ceased using Akoranga services in August 2014. Fees charged for services provided by Akoranga totaled approximately $0 and $14,698 for the six months ended June 30, 2015 and 2014, respectively.  The amounts do not incur interest and are due on demand.

At June 30, 2015 and December 31, 2014, $89,216 and $18,310, respectively, was owed to Jenifer Osterwalder, the Company's CEO, for a combination of her monthly salary and expenditures paid on behalf of the Company. The amounts do not incur interest and are due on demand.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the six months ended June 30, 2015 and 2014 totalled $217,258 and $359,290, respectively. At June 30, 2015, unrecognized expense of $132,737 remains to be recognized through 2015.

During the six months ended June 30, 2014, $47,345 of the prepaid consulting expense, which related to stock options granted to non-employees, was charged to stock-based compensation on the accompanying statement of operations.

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2014	13,750,000	$0.75	7.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2015	13,750,000	$0.75	6.00
Vested, June 30, 2015	12,950,000	$0.74	6.02

Warrants

As of June 30, 2015 and December 31, 2014, the Company has 0 and 6,650,000 outstanding warrants, respectively. All warrants outstanding expired in March 2015.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

Operating expenses for the three months ended June 30, 2015 totalled $174,817, compared to $683,121 for the three months ended June 30, 2014, a decrease of $508,304 or 74.4%. The significant decrease from the prior year is directly related to our limitations of capital. In the prior year, we expended significant amounts related to the development of our products, whereby, during the current quarter there were no expenditures due to limited capital. In addition, during the prior year we depreciated the cost of Noot product, in which was impaired during the 2014 fourth quarter resulting in no depreciation during the current period. Major expenses during the three months ended June 30, 2015, related to salaries accrued to our Chief Executive Officer and professional fees paid in connection with our public filings.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

Operating expenses for the six months ended June 30, 2015 totalled $365,120, compared to $1,600,502 for the six months ended June 30, 2014, a decrease of $1,235,382 or 77.2%. The significant decrease from the prior year is directly related to our limitations of capital. In the prior year, we expended significant amounts related to the development of our products, whereby, during the current quarter there were no expenditures due to limited capital. In addition, during the prior year we depreciated the cost of Noot product, in which was impaired during the 2014 fourth quarter resulting in no depreciation during the current period. Major expenses during the six months ended June 30, 2015, related to salaries accrued to our Chief Executive Officer and professional fees paid in connection with our public filings.

Liquidity and Capital Resources

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2015, net cash used by operating activities, consisting primarily of loss from operations offset by non-cash stock based compensation and the accrual of our Chief Executive Officers salary, was $62,462 compared to $341,364 for the six months ended June 30, 2014. The decrease in net cash used by operating activities was a result of decreased expenditures during the six months ended June 30, 2015 in connection with the development of our technology products. The reduction of development expenditures was directly related to the limited capital available.

Net cash provided by financing activities was $17,373 and $12,431 for the six months ended June 30, 2015 and 2014, respectively. During the current period the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of June 30, 2015, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 12, 2015