Form 10-Q
period 2015-09-30
SPECTRAL CAPITAL Corp
filed 2015-11-06
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and nine month ended September 30, 2015 and 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Spectral Capital Corporation, Inc.

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	F-4

Notes to the Consolidated Financial Statements (unaudited)	F-5

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$3,787	$48,919
Prepaid expenses	-	11,000
Current assets	3,787	59,919

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	-	232,000
Intangible assets, net	5,000	5,000
Total assets	$8,787	$296,919

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable and accrued liabilities	247	-
Related party advances and accruals	492,633	371,181
Current liabilities	492,880	371,181
Total liabilities	492,880	371,181

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of September 30, 2015 and December 31, 2014	11,786	11,786
Additional paid-in capital	27,421,293	25,263,906
Common stock warrants	-	1,831,500
Accumulated deficit	(27,697,077)	(26,964,108)
Total stockholders' equity	(263,998)	143,084
Non-controlling interest	(220,095)	(217,346)
Total equity	(484,093)	(74,262)
Total liabilities and stockholders' equity	$8,787	$296,919

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	6,332	25,319	58,928	136,681
Wages and benefits	38,258	51,963	112,657	112,824
Research and development	-	85,340	-	254,481
Stock-based compensation	108,629	108,629	325,887	515,263
Depreciation and amortization	-	426,252	-	1,278,756
Impairment of investment	232,000	-	232,000	-
Total operating expenses	385,219	697,503	729,472	2,298,005
Operating loss	(385,219)	(697,503)	(729,472)	(2,298,005)

Other income and (expense):
Gain (loss) on foreign currently translation	14,621	-	(6,246)	-
Total other income (expensee)	14,621	-	(6,246)	-

Loss from operations and before non-controlling interest and provision for income taxes	(370,598)	(697,503)	(735,718)	(2,298,005)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(370,598)	$(697,503)	(735,718)	(2,298,005)

(Income) loss attributable to non-controlling interest	(3,902)	207,543	2,749	614,656

Net loss attributable to Spectral Capital Corporation	$(374,500)	$(489,960)	$(732,969)	$(1,683,349)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(732,969)	$(1,683,349)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(2,748)	(614,656)
Depreciation and amortization	-	1,278,756
Stock-based compensation	325,887	515,263
Impairment of cost investment	232,000	-
Changes in operating assets and liabilities:
Prepaids and other assets	11,000	-
Due to related parties - accrued salary	111,449	33,295
Accounts payable and accrued expenses	247	-
Net cash used in operating activities	(55,134)	(470,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	10,002	(14,835)
Net cash provided by (used in) financing activities	10,002	(14,835)

Change in cash and cash equivalents	(45,132)	(485,526)
Cash and cash equivalents, beginning of period	48,919	786,137
Cash and cash equivalents, end of period	$3,787	$300,611

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of September 30, 2015, the Company has cash on hand of $3,787 and negative working capital of $489,093. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
SEPTEMBER 30, 2015
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2015 and December 31, 2014, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,750,000 and 20,400,000 were outstanding at September 30, 2015 and 2014, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the nine months ended September 30, 2015. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2015:

Non-Controlling
Interest
Balance at December 31, 2014	$(217,346)
Net loss attributable to non-controlling interest	(2,749)
Balance at September 30, 2015	$(220,095)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions in which require payment in a currency other than the United States Dollar, the Company has recorded foreign currency (income) losses within the accompanying consolidated statement of operations.

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

NOTE 3– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., (“Kontexto”) a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd. In September 2015, the Company was notified by the management of Kontexto that the operations were being discontinued due to cash flow limitations. Thus, at September 30, 2015, the remaining investment of $232,000 was written off. As of September 30, 2015 and December 31, 2014, the carrying value of the cost investment was $0 and $232,000.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(UNAUDITED)

NOTE 4– RELATED PARTY TRANSACTIONS

At September 30, 2015 and December 31, 2014, $358,865 and $352,619, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral’s business in Europe. The Company ceased using Akoranga services in August 2014. Fees charged for services provided by Akoranga totaled approximately $0 and $18,239 for the nine months ended September 30, 2015 and 2014, respectively.  The amounts do not incur interest and are due on demand.

At September 30, 2015 and December 31, 2014, $133,514 and $18,310, respectively, was owed to Jenifer Osterwalder, the Company's CEO, for a combination of her monthly salary and expenditures paid on behalf of the Company. The amounts do not incur interest and are due on demand.

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the nine months ended September 30, 2015 and 2014 totalled $325,887 and $515,263, respectively. At September 30, 2015, unrecognized expense of $24,107 remains to be recognized through 2015.

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2014	13,750,000	$0.75	7.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2015	13,750,000	$0.75	5.75
Vested, September 30, 2015	13,350,000	$0.74	5.77

Warrants

As of September 30, 2015 and December 31, 2014, the Company has zero and 6,650,000 outstanding warrants, respectively. All warrants outstanding expired in March 2015.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Kontexto: Kontexto is a technology company that provides products and services for digital media and intelligence teams with Publishflow and restful API services for software developers that need access to rich link based metadata via the Metafull platform. In September 2015, the Company was notified by the management of Kontexto that the operations were being discontinued due to cash flow limitations.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

Operating expenses for the three months ended September 30, 2015 totalled $370,598, compared to $697,503 for the three months ended September 30, 2014, a decrease of $326,905 or 46.9%. The significant decrease from the prior year is directly related to our limitations of capital. In the prior year, we expended significant amounts related to the development of our products, whereby, during the current quarter there were no expenditures due to limited capital. In addition, during the prior year we depreciated the cost of Noot product, in which was impaired during the 2014 fourth quarter resulting in no depreciation during the current period. Major expenses during the three months ended September 30, 2015, related to salaries accrued to our Chief Executive Officer and the impairment of our Kontexto investment.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

Operating expenses for the nine months ended September 30, 2015 totalled $735,718, compared to $2,298,005 for the nine months ended September 30, 2014, a decrease of $1,562,287 or 6803%. The significant decrease from the prior year is directly related to our limitations of capital. In the prior year, we expended significant amounts related to the development of our products, whereby, during the current quarter there were no expenditures due to limited capital. In addition, during the prior year we depreciated the cost of Noot product, in which was impaired during the 2014 fourth quarter resulting in no depreciation during the current period. Major expenses during the nine months ended September 30, 2015, related to salaries accrued to our Chief Executive Officer and the impairment of our Kontexto investment.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2015, net cash used by operating activities, consisting primarily of loss from operations offset by non-cash stock based compensation and the accrual of our Chief Executive Officers salary, was $55,134 compared to $470,691 for the nine months ended September 30, 2014. The decrease in net cash used by operating activities was a result of decreased expenditures during the nine months ended September 30, 2015 in connection with the development of our technology products. The reduction of development expenditures was directly related to the limited capital available.

Net cash provided by (used in) financing activities was $10,002 and ($14,835) for the nine months ended September 30, 2015 and 2014, respectively. During the current period the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of September 30, 2015, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

Our short-term prospects are promising given our success to date in securing the two portfolio companies, Noot and Monitr.  We believe we will experience significant operational and financial growth from these and other portfolio companies during the next 12 months.  However, we need significant capital to implement our plan.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November ___, 2015