Form 10-K
period 2015-12-31
SPECTRAL CAPITAL Corp
filed 2016-03-29
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 0-50274

Spectral Capital Corporation
(Name of small business issuer in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Fifth Avenue, Suite 4200, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (206) 262-7820

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

The number of shares of the issuer's Common Stock outstanding as of March 24, 2016 is 117,857,623.

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $17,676,553.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words "may", "would", "could", "will", "expect", "estimate", "anticipate", "believe", "intend", "plan", "goal", and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; (vii) the declaration and/or payment of dividends; and (viii) any statements regarding any reserves, potential reserves, potential mineral yield or extraction costs with respect to our mining properties.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 7 of this annual report on Form 10-K, entitled Management's Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Spectral Capital Corporation ("Spectral" or the Company, also "We or Us") is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in three technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

In January, 2011, we purchased a 65% interest in mineral properties in the Bayankol River region of Kazakhstan ("Bayankol").

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

In December, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral, to transfer its ownership interests in the Alberta oil and gas properties for $950,000, the value of Spectral's contributions to the project to date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing of $323,978 is non-interest bearing and was to be repaid within a one year period. Subsequent to the year ended December 31, 2013, the fulfillment of the agreement was extended to December 31, 2014.
On February 26, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement ("Agreement") to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd.  Under the Agreement, Spectral issued Fiveseas 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Noot Holdings, Inc., a Delaware corporation, which Spectral is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.
On March 7, 2013, Spectral sold 1,650,000 common shares, par value $0.0001 at approximately $0.61 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares, par value $0.0001 to the purchasers at an exercise price of $0.80 per share.  The warrants expired on March 6, 2015.  The shares were sold in a private placement to a non-US purchaser.  There were no commissions paid in the financing and no registration rights granted.

On March 14, 2013, Spectral Capital Corporation purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd., a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock, par value $0.0001 and warrants to purchase 5,000,000 common shares at $0.85 per share, expiring on March 13, 2015.  There were no commissions associated with the transaction and the shares were issued to non US shareholders of a Sargas Capital, Ltd., a Canadian company. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.
On December 1, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement ("Agreement") to acquire a technology application and service that enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global Inc.  Under the Agreement, Spectral issued TL Global Inc. 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc., a Delaware corporation, which Spectral is a 60% owner of and TL Global Inc. is a 40% owner of. TL Global Inc. was granted a right of first refusal for any subsequent sale of the technology.
Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7820.  The Company's year end is December 31.

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

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology by flooding the technology with financial and human resources.  Spectral's approach is much more targeted.  We only develop technology that we believe has a very specific fit with our expertise and limited capital.  We develop technology that does not require massive investments in sale and marketing in order to reach an initial audience.

We currently have two technology companies in the Spectral portfolio, Noot, and Monitr.

Noot is a mobile technology company that has created "Noot" which ulitilizes proprietary search engine technology for mobile devices. Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic. While Noot is still a working mobile application, we have determined that the revenue potential does not meet our expectations and we are seeking alternative business opportunities to utilize the technology. Monitr, launched in late 2014, is a technology and financial data services company. In September 2015, Monitr launched a significant update to its technology that makes it easy for the new or non-professional investor to find the stocks that are trending up in price at the moment.

☐
Monitr leverages cloud computing, big data and software to analyze the financial markets to discover those stocks that are trending now. Thousands of companies, news stories, blogs and opinion pieces are analyzed daily to uncover the trends and displayed in an accessible and easy-to-use web based interface for investors and traders.

☐	Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

☐	Monitr is offered at an accessible price for all types of investors

☐	Monitr is independent and not being paid to promote stocks

☐	Monitr is simple to use and removes a lot of guess work for new investors

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

On September 30, 2015 one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Analytics, Search & Software portfolio companies and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C ("Business to Consumer") and B2B ("Business to Business") software applications ("Applications or Apps") as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google, Yahoo!, Facebook, Amazon and other destination search websites and search centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). Other competitors within the news reader market place include Flipboard, Trove, Paper to name a few. When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

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

In the case of our portfolio companies Noot and Monitr, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, the usefulness of our analytics and other content, the functionality of our various Websites and software and the quality of related content and features and the attractiveness of the services provided by our technology generally to consumers and business relative to those of our competitors.

Marketing and Customers

Noot competes in the rapidly evolving area of mobile search as well as within the news reader market place.  The demand for consumer news content on mobile devices has surged over the recent past,, however, we believe the market is reaching its saturation point in news aggregation. Noot´s underlying technology is search and we believe this area still has potential for business development and, as such, Spectral is seeking alternative businesses for the Noot technology.

Monitr has few competitors, however, it is expected that new market entrants will emerge quickly, although the software is extremely technically challenging to produce. There are a few companies that are currently using software to detect trends on the market. Companies like Bloomberg or I Know First are competitors in the financial data services industry that use software to assist investors to make better trading decisions. Often these types of competitors attempt to capture a broad market and in doing so complicate the product to a level in which it becomes nearly impossible for an average investor to utilize the data. Monitr has kept its focus on building a product that any level of investor can come in and starts utilizing from the get go. The other big differentiator from Monitr to other systems is the filtering so that end users can find the stocks that match their interest and taste for risk

Principal Agreements Affecting Our Ordinary Business

We do not have any current long term agreements that impact our business.

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

From Inception to the year ended December 31, 2015, we have incurred research and development expenses related to the development of our current software products and for our previous technology business. We believe that our research and development expenses will increase substantially in 2016, assuming the availability of capital.  We expect to spend in excess of $5,000,000 in development expenses on our existing and to be acquired technology portfolio companies, assuming available financing.  We have already begun these efforts and have already expended substantial amounts on these activities.

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

Our Competitive Position

Because we currently have already acquired interests in two portfolio companies, our competitive position with respect to our existing projects is relevant to our ability to attract and retain key management personnel.   The technology sector is booming and successes like Google, Facebook and Twitter, as well as a proliferation of other mobile technologies, drive intense competition for executive talent in the industry.  As a smaller competitor without a track record operating in a booming area, we will have to offer significant cash and equity incentives to attract talented personnel.  As we have had some limited success to date in attracting officers and board members based on the strength of our portfolio companies to date, we believe that we are reasonably well positioned to compete for these human resources.

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

Trademarks

We intend to apply for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2015, no filings have been made in application process.

Trade Secrets

Whenever we deem it important for purposes of maintaining the secrecy of information, such as sensitive and valuable search algorithms, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom may require us to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-K for the year ended December 31, 2015, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2015, we had one full-time employee.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2015, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol "FCCN", and on certain international Exchanges under the symbol "F3SN".

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last seven years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2014 Quarter ended
March 31, 2014	$0.28	$0.15
June 30, 2014	$0.43	$0.21
September 30, 2014	$0.45	$0.24
December 31, 2014	$0.34	$0.15

Year ended 2015 Quarter ended
March 31, 2015	$0.19	$0.15
June 30, 2015	$0.17	$0.15
September 30, 2015	$0.15	$0.02
December 31, 2015	$0.03	$0.01

STOCKHOLDERS

As of March 24, 2016, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2015 and 2014 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Fair Value of Financial Instruments
Spectral Capital's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses, and due to related parties. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

OVERVIEW

Spectral Capital Corporation ("Spectral" or the Company, also "We or Us") is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies currently and actively works with management to drive these companies toward increasing market penetration in their particular verticals.  Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

Noot is a mobile technology company that has created "Noot" which ulitilizes proprietary search engine technology for mobile devices. Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic. While Noot is still a working mobile application, we have determined that the revenue potential does not meet our expectations and we are seeking alternative business opportunities to utilize the technology.

Monitr, launched in late 2014, is a technology and financial data services company. In September 2015 Monitr launched a significant update to its technology that makes it easy for the new or non-professional investor to find the stocks that are trending up in price at the moment.

☐
Monitr leverages cloud computing, big data and software to analyze the financial markets to discover those stocks that are trending now. Thousands of companies, news stories, blogs and opinion pieces are analyzed daily to uncover the trends and displayed in an accessible and easy-to-use web based interface for investors and traders.

☐	Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

☐	Monitr is offered at an accessible price for all types of investors

☐	Monitr is independent and not being paid to promote stocks

☐	Monitr is simple to use and removes a lot of guess work for new investors

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

On September 30, 2015, one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Spectral's twelve-month plan includes the following goals/targets:

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Expand Monitr´s audience to international markets;

☐	Launch a mobile web application for Monitr to give users complete access;

☐	Market and grow Monitr´s revenue from paying users

☐	Obtain subscription revenue from Monitr data sales through the API;

☐	Determine business development opportunities for Noot´s search technology.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized any revenues.

Operating Expenses

Operating expenses decreased $5,827,866, from $6,640,927 for the year ended December 31, 2014 to $813,061 for the year ended December 31, 2015. Stock based compensation, included with operating expense, was $349,994 during the year ended December 31, 2015 and $623,892 during the year ended December 31, 2014. The decrease was due to a decreased amount of expense as stock options are fully vested.

Selling, general and administrative expenses principally include professional fees, investor relations fees, rent and general corporate overhead. The decrease of selling, general and administrative expense of $141,227 to $76,278 during the year ended December 31, 2015 from $217,505 for the year ended December 31, 2014 was directly related to decreases in professional fees related to legal, accounting, public relations, etc. In addition, the prior year included administrative charges from Akoranga for their services. Due to the decrease in operations, these costs were decreased to conserve capital.

Research and development expenses, which includes development costs related to our products, decreased to $0 during the year ended December 31, 2015 from $330,760 during the year ended December 31, 2014. The decrease is related to amounts paid to consultants for the development of Monitr as well as for the continued internal development of the Noot technology after the initial project launch to which none were incurred in 2015 due to the limited capital.

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

In 2015, the remaining Kontexto, Inc. investment of $232,000 was impaired as they ceased operations.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2015 we had $3,675 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $645,861, from $710,287 for the year ended December 31, 2014 to $64,426 for the year ended December 31, 2015. This decrease was primarily the result of a lower net loss due to a decrease in expenditures related to the development of the Monitr and Noot products during 2015 due to the cash flow limitations.

Net cash provided by financing activities increased by $46,113 from ($26,931) for the year ended December 31, 2014 to $19,182 cash provided for the year ended December 31, 2015. Net cash provided by financing activities during the year ended December 31, 2014 related to net payments on advances from a related party in connection with payment of Spectral's obligations. In 2015, the increase related to advances made by our Chief Executive Officer to pay various operating costs.

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

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spectral Capital Corporation

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Spectral Capital Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2015 and 2014, the results of their operations, and their cash flows, for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 28, 2016

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$3,675	$48,919
Prepaid expenses	-	11,000
Current assets	3,675	59,919

Property and equipment, net	-	-
Other assets:
Investment in Kontexto, Inc.	-	232,000
Intangible assets, net	-	5,000
Total assets	$3,675	$296,919

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	943	-
Related party advances and accruals	538,945	371,181
Current liabilities	539,888	371,181
Total liabilities	539,888	371,181

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2015 and 2014	11,786	11,786
Additional paid-in capital	27,445,400	25,263,906
Common stock warrants	-	1,831,500
Accumulated deficit	(27,771,839)	(26,964,108)
Total stockholders' equity	(314,653)	143,084
Non-controlling interest	(221,560)	(217,346)
Total stockholders' deficit	(536,213)	(74,262)
Total liabilities and stockholders' deficit	$3,675	$296,919

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	76,278	225,154
Wages and benefits	149,789	151,022
Research and development	-	330,760
Stock-based compensation	349,994	623,892
Bad debt expense - related party	-	323,978
Depreciation and amortization	-	1,705,008
Impairment of investments	237,000	3,288,762
Total operating expenses	813,061	6,648,576
Operating loss	(813,061)	(6,648,576)

Other income and (expense):
Gain (loss) on foreign currently translation	1,116	7,649
Total other income (expense)	1,116	7,649

Loss from operations and before non-controlling interest and provision for income taxes	(811,945)	(6,640,927)

Provision for income taxes	-	-

Net loss before non-controlling interest	(811,945)	(6,640,927)

Loss attributable to non-controlling interest	4,214	2,016,403

Net loss attributable to Spectral Capital Corporation	$(807,731)	$(4,624,524)

Basic and diluted loss per common share	$(0.01)	$(0.04)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Common Stock		Additional Paid-in	Prepaid	Common Stock	Non-Controlling	Accumulated	Shareholders' Equity
	Shares	Amount	Capital	Consulting	Warrants	Interest	Deficit	(Deficit)
December 31, 2013	117,857,623	$11,786	$24,687,359	$(47,345)	$1,831,500	$1,799,057	$(22,339,584)	$5,942,773

Stock options issued for compensation	-	-	576,547	47,345	-	-	-	623,892
Non-controlling interest	-	-	-	-	-	(2,016,403)	2,016,403	-
Net loss	-	-	-	-	-	-	(6,640,927)	(6,640,927)

December 31, 2014	117,857,623	11,786	25,263,906	-	1,831,500	(217,346)	(26,964,108)	(74,262)

Expired warrants	-	-	1,831,500	-	(1,831,500)	-	-	-
Non-controlling interest	-	-	-	-	-	(4,214)	-	(4,214)
Stock based compensation	-	-	349,994	-	-	-	-	349,994
Net loss	-	-	-	-	-	-	(807,731)	(807,731)

December 31, 2015	117,857,623	$11,786	$27,445,400	$-	$-	$(221,560)	$(27,771,839)	$(536,213)

he accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(807,731)	$(4,624,524)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(4,213)	(2,016,403)
Depreciation and amortization	-	1,705,008
Stock-based compensation	349,994	623,892
Bad debt - accounts receivable - related party	-	323,978
Impairment of investments and assets	237,000	3,288,762
Changes in operating assets and liabilities:
Prepaids and other assets	11,000	(11,000)
Due to related parties - accrued salary	148,581	-
Accounts payable and accrued expenses	943	-
Net cash used in operating activities	(64,426)	(710,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	19,182	(26,931)
Net cash provided by (used in) financing activities	19,182	(26,931)

Change in cash and cash equivalents	(45,244)	(737,218)
Cash and cash equivalents, beginning of period	48,919	786,137
Cash and cash equivalents, end of period	$3,675	$48,919

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
On March 14, 2013, the Company purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd., a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock and warrants to purchase 5,000,000 common shares at $0.85 per share, which expired on March 13, 2015.  The Company's CEO was an officer of Sargas Capital, Ltd. at the time of the transaction but did not have any holdings in Sargas Capital, Ltd, see Note 5 for additional information.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2015, the Company has cash on hand of $3,675 and negative working capital of $536,213. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

Because the Company's stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company's stock-based compensation options.

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

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2015 and 2014, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company's financial instruments primarily consist of cash and cash equivalents, prepaid expenses and amounts payable to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In 2013, the Company acquired various technologies and an investment in a third party in which the investment is being treated under the cost basis of accounting. See Notes 4 and 5, for discussion regarding impairment charges related to these items. Excluding these items, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The Company's income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

Investment in Securities
The Company's investments consisting of common shares of non-controlled entities are accounted for on  the cost basis.  Impairment losses will be recorded when indicators of impairment are present.  See Note 5 for additional information.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 13,750,000 and 20,250,000 were outstanding at December 31, 2015 and 2014, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2015 and 2014, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2015 and 2014. The following table sets forth the changes in non-controlling interest for the year ended December 31, 2015:

Non-Controlling
Interest
Balance at December 31, 2014	$(217,346)
Net loss attributable to non-controlling interest	(4,214)
Balance at December 31, 2015	$(221,560)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency income of $1,116 and $7,649, recorded on the accompanying consolidated statements of operations during the years ended December 31, 2015 and 2014, respectively.

Change in Prior Year Presentation
The prior year financial statements have been reclassed to conform with current year presentation. Specifically, the Company reclassed the foreign currency gain of $7,649 included within selling, general and administrative to gain on foreign currency translation. The reclass only impacted the consolidated statement of operations.

New Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" ("ASU 2015-02"). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has not adopted ASU 2015-02 as of December 31, 2015, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The Company has not adopted ASU 2015-02 as of December 31, 2015, and the adoption is not expected to have an impact on the Company's consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

Shamrock Oil & Gas Ltd

On February 13, 2012, the Company closed its planned purchase of an oil and gas property in the Red Earth Region of Alberta, Canada, which property Spectral purchased from receivership though its newly formed Canadian subsidiary, Shamrock Oil & Gas Ltd. Spectral was the 60% owner of the Canadian subsidiary and its Canadian joint venture partner owned 40% of the subsidiary.  On December 31, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral, to transfer its ownership interests in the Shamrock Oil and Gas properties for $950,000, the value of Spectral's contributions to the project at that date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing Spectral of $323,978 was non-interest bearing and was to be repaid within a one year period, which was extended to December 31, 2014. At December 31, 2014, the Company determined that the receivable collectability was not probable due to Akoranga's inability to generate revenues from the operation and/or sale of the oil and gas properties. Thus, the receivable from Akoranga was written off.

There were no material assets, liabilities or operations associated with discontinued operations which need to be presented within the accompanying consolidated financial statements.

NOTE 4 – TECHNOLOGY ASSETS

Noot Holdings, Inc.
On February 26, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement ("Agreement") to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd ("Fiveseas").  Under the Agreement, the Company issued Fiveseas 5,000,000 shares of the Company's common stock.  The Agreement called for the technology to reside within a newly formed entity called Noot Holdings, Inc.( "Noot"), a Delaware corporation, which the Company is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $3,000,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by Fiveseas was $2,000,000, resulting in total intangible assets of $5,000,000 being recorded. The Company has recorded the value as an investment in technology as the in process development did not constitute a business. The Company records income/losses from Noot attributable to the percentage owned by Fiveseas as a non-controlling interest. The Company completed substantial development of the technology acquired during September 2013. Costs were capitalized in relation to the technology's development through September 30, 2013.  During the year ended December 31, 2013, costs of approximately $115,000 were capitalized in connection with the continued development. Starting October 1, 2013, the Company began amortizing the asset over the expected life of three years. During the years ended December 31, 2015 and 2014, the Company amortized $0and $1,705,008 to depreciation and amortization on the accompanying statements of operations.
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
Monitr Holdings, Inc.
On December 1, 2013, the Company, through its subsidiary, Spectral Holdings, Inc. signed a definitive Technology Acquisition Agreement ("Agreement") to acquire technology which enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global, Inc. ("TL Global").  Under the Agreement, the Company issued TL Global 5,000,000 shares of the Company's common stock.  The Agreement calls for the technology to reside within a newly formed entity called Monitr Holdings, Inc.( "Monitr"), a Delaware corporation, which the Company is a 60% owner of and TL Global is a 40% owner of. TL Global was granted a right of first refusal for any subsequent sale of the technology.  The common shares were valued at $1,300,000 based on the closing market price of the Company's common stock as of the date of the agreement. In addition, the fair value assigned to the asset contributed by TL Global was $866,667, resulting in total assets of $2,166,667 being recorded. The Company recorded the transaction as an investment in technology as the in process development did not constitute a business. In addition, at the time of acquisition, the Company determined that the technology required extensive development in order to achieve technological feasibility, and expensed $2,161,667, the entire amount of except for $5,000 assigned to the website domain. The $5,000 was impaired during the year ended December 31, 2015 due to limited projected cash flows. The Company records losses from Monitr attributable to the percentage owned by TL Global as a non-controlling interest. During the year ended December 31, 2014, the Company expended a significant amount of development costs in connection with development of the Monitr products, however, none of these costs were capitalized in relation to the technology's development, as they didn't meet the applicable accounting standards for the application of such.  Such development was minimal during the year ended December 31, 2015, due to limited capital available to the Company.

NOTE 5 – COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., ("Kontexto") a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. , a minority shareholder, in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, which expired on March 13, 2015 (see Note 7).  The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company's investment in 8% of the common shares, initially valued at $6,398,500, was accounted for on the cost basis.  During 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,000.  Accordingly, an impairment loss of $5,861,500 was recognized in the statements of operations for the year ended December 31, 2013. The Company's CEO was an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Akoranga, AG

At December 31, 2015 and 2014, $351,502 and $352,619, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. Fees expensed for services provided by Akoranga totaled approximately $18,239 for the year ended December 31, 2014.  The advances do not incur interest and are payable upon demand.

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

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $151,022 and $155,350 for the years ended December 31, 2015 and 2014, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of December 31, 2015 and 2014, amounts due to the CEO related to accrued salaries were $166,742 and $16,953, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2015 and 2014, the Company's CEO was due $20,701 and $1,357 in connection with these advances, respectively.

NOTE 7 – STOCKHOLDER'S EQUITY

Sale of Common Stock and Warrants Issued
On March 7, 2013, the Company sold 1,650,000 common shares, par value $0.0001 at approximately $0.61 per share and received a total of $1,000,000 USD in financing proceeds.  Spectral also issued warrants to purchase 1,650,000 common shares to the purchasers at an exercise price of $0.80 per share.  The warrants expired on March 6, 2015.
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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, and recognized during the years ended December 31, 2015 and 2014 totaled $349,995 and $576,547, respectively.
Non-Employee Options
During the year ended December 31, 2014, $47,345 of prepaid consulting expense was charged to stock-based compensation on the accompanying consolidated statements of operations. As of December 31, 2014, all prepaid consulting expense had been recorded..

Summary of Stock Options

A summary of changes in stock options during the years ended December 31, 2015 and 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2013	13,750,000	$0.75	8.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	13,750,000	0.75	6.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2015	13,750,000	$0.75	5.50
Vested, December 31, 2015	13,750,000	$0.75	5.50

Warrants

On March 7, 2013, Spectral sold 1,650,000 common shares at approximately $0.61 per share and received a total of $1,000,000 in financing proceeds.  Contemporaneously, Spectral issued warrants to purchase 1,650,000 common shares at an exercise price of $0.80 per share.  The warrants expired on March 7, 2015.  The warrants were valued using the Black-Scholes pricing model and $283,000 of the proceeds were allocated to the warrants.

As disclosed in Note 5 , the C0mpany previously had warrants outstanding to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, which expired on March 13, 2015.

A summary of changes in warrants during the years ended December 31, 2015 and 2014 is as follows:
Warrants

Outstanding, December 31, 2013	6,650,000
Issued	-
Exercised	-
Expired	-
Outstanding, December 31, 2014	6,650,000
Issued	-
Exercised	-
Expired	(6,650,000)
Outstanding, December 31, 2015	-
Vested, December 31, 2015	-

NOTE 8 – INCOME TAXES
As of December 31, 2015, the Company had net operating loss carry forwards of approximately $13,327,000 that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to significant non-deductible expenses.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2015	2014
Federal income tax benefit attributable to:
Current operations	$76,483	$237,758
Less: valuation allowance	(76,483)	(237,758)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryforward	$4,623,122	$4,546,639
Less: valuation allowance	(4,623,122)	(4,546,639)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.  The Company believes they are no longer subject to income tax examinations for years prior to 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis in Seattle, Washington.

NOTE 10– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

The determination of ineffective internal control is based upon the lack of separation of duties, which was first identified during the year ended December 31, 2010. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management's intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.  The Company estimates the annual costs of such remediation efforts in the form of additional management will be $150,000 per year. The Company intends to make such hires and create segregation of duties and proper oversight as soon as the capital is obtained.

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

Notwithstanding these material weaknesses which are described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2015.

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

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

☐	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

☐	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

☐
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2015, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2015, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2015, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington  98104.

COMPLIANCE WITH SECTION 16(A)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they filed.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2015	$149,789	-	-	-	-	-	-	$149,789
Chief Executive Officer*	2014	$151,022	-	-	-	-	-	-	$151,022

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder 12,350 CHF a month for her services. As of December 31, 2015 and 2014, amounts due to Ms. Osterwalder for accrued compensation were $166,742 and $16,953, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2015, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,750,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 3,250,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2015:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 1,000,000 of his option shares are currently exercisable. In 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February 2012 of which are 100% vested as of December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2015:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2016. The information in these tables provides ownership information for:

☐	each person known by us to be the beneficial owner of more than a 5% of our common stock

☐	each of our directors and executive officers; and

☐	all of our directors and executive officers as a group.

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

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	6,013,934	4.7%

Stephen Spalding (2)	3,500,000	2.7%

All officers, directors, and 5% or greater shareholders as a group (2 persons)	9,513,934	7.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Akoranga, AG

At December 31, 2015 and 2014, $351,502 and $352,619, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. Fees expensed for services provided by Akoranga totaled approximately $18,239 for the year ended December 31, 2014.  The advances do not incur interest and are payable upon demand.

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

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $151,022 and $155,350 for the years ended December 31, 2015 and 2014, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of December 31, 2015 and 2014, amounts due to the CEO related to accrued salaries were $166,742 and $16,953, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2015 and 2014, the Company's CEO was due $20,701 and $1,357 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2015	2014
Audit fees	$23,300	$28,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$23,300	$28,000

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March __, 2016	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer