Form 10-Q
period 2016-03-31
SPECTRAL CAPITAL Corp
filed 2016-05-16
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] YES  [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

As of May 10, 2016, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(UNAUDITED)
Item 1: Financial Statements
Our unaudited interim financial statements for the three months ended March 31, 2016 and 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Spectral Capital Corporation, Inc.

Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited)	F-1

Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(UNAUDITED)

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$3,652	$3,675
Current assets	3,652	3,675

Total assets	$3,652	$3,675

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable and accrued liabilities	779	943
Related party advances and accruals	607,117	538,945
Current liabilities	607,896	539,888
Total liabilities	607,896	539,888

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of March 31, 2016 and December 31, 2015	11,786	11,786
Additional paid-in capital	27,445,400	27,445,400
Accumulated deficit	(27,836,713)	(27,771,839)
Total stockholders' equity	(379,527)	(314,653)
Non-controlling interest	(224,717)	(221,560)
Total equity	(604,244)	(536,213)
Total liabilities and stockholders' equity	$3,652	$3,675

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	19,828	46,618
Wages and benefits	37,247	35,056
Stock-based compensation	-	108,629
Total operating expenses	57,075	190,303
Operating loss	(57,075)	(190,303)

Other income and (expense):
Gain (loss) on foreign currently translation	(10,956)	-
Total other income (expensee)	(10,956)	-

Loss from operations and before non-controlling interest and provision for income taxes	(68,031)	(190,303)

Provision for income taxes	-	-

Net loss before non-controlling interest	(68,031)	$(190,303)

(Income) loss attributable to non-controlling interest	3,157	762

Net loss attributable to Spectral Capital Corporation	$(64,874)	$(189,541)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(64,874)	$(189,541)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(3,156)	(762)
Stock-based compensation	-	108,629
Changes in operating assets and liabilities:
Prepaids and other assets	-	11,000
Due to related parties - accrued salary	37,247	-
Accounts payable and accrued expenses	(164)	-
Net cash used in operating activities	(30,947)	(70,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	30,924	31,351
Net cash provided by financing activities	30,924	31,351

Change in cash and cash equivalents	(23)	(39,323)
Cash and cash equivalents, beginning of period	3,675	48,919
Cash and cash equivalents, end of period	$3,652	$9,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of March 31, 2016, the Company has cash on hand of $3,652 and negative working capital of $604,244. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
MARCH 31, 2016
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2016 and December 31, 2015, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company's financial instruments consist of cash and cash equivalents, investments in technologies and related party advances. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 20,400,000 were outstanding at March 31, 2016 and 2015, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the three months ended March 31, 2016. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2016:

Non-Controlling
Interest
Balance at December 31, 2015	$(221,560)
Net loss attributable to non-controlling interest	(3,157)
Balance at March 31, 2016	$(224,717)

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

Recent Accounting Pronouncements
In May 2014, and later amended in August 2015, the Financial Accounting Standards Board ("FASB") issued new Accounting Standards Update ("ASU") regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance and, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on the Company's financial statements.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The guidance did not have a material impact on the Company's financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

NOTE 3– COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., ("Kontexto") a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd. The Company's CEO is an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd. In September 2015, the Company was notified by the management of Kontexto that the operations were being discontinued due to cash flow limitations. Thus, the remaining investment of $232,000 was written off during the year ended December 31, 2015.

NOTE 4– RELATED PARTY TRANSACTIONS

At March 31, 2016 and December 31, 2015, $362,460 and $351,502, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral's business in Europe. The Company ceased using Akoranga services in August 2014.  The amounts do not incur interest and are due on demand. However, since the payable is denominated in Swiss Franc the payable is revalued at the end of each reporting period with the gain or loss being classified within the consolidated statement of operations. During the three months ended March 31, 2016, the increase of $10,958 was the result of the change in the conversion rate.

At March 31, 2016 and December 31, 2015, $244,405 and $187,443, respectively, was owed to Jenifer Osterwalder, the Company's CEO, for a combination of her monthly salary and expenditures paid on behalf of the Company. The amounts do not incur interest and are due on demand. During the three months ended March 31, 2016, total amounts accrued for compensation were $37,248 and total advances received were $19,714.

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the three months ended March 31, 2016 and 2015 totalled $0 and $108,629, respectively. At March 31, 2016, no unrecognized expense remains to be recognized.

NOTE 6– SUBSEQUENT EVENTS
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission March 29, 2016 and all subsequent filings.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

Operating expenses for the three months ended March 31, 2016 totalled $57,075, compared to $190,303 for the three months ended March 31, 2015, a decrease of $133,228 or 70%. The significant decrease from the prior year is directly related to our limitations of capital. In addition, the prior year included $108,629 of stock based compensation in which none was needed during the current period.  Major expenses during the three months ended March 31, 2016, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2016, net cash used in operating activities, consisted primarily of loss from operations offset by the accrual of our Chief Executive Officers salary, was $30,947 compared to net cash used of $70,674 for the three months ended March 31, 2015. The decrease in net cash used by operating activities was a result of decreased expenditures during the three months ended March 31, 2016 due to the limited operations. The reduction of development expenditures was directly related to the limited capital available.

Net cash provided by financing activities was $30,924 and $31,351 for the three months ended March 31, 2016 and 2015, respectively. During the current period the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of March 31, 2016, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2016 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company's Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

Dated: May ___, 2016