Form 10-Q
period 2016-06-30
SPECTRAL CAPITAL Corp
filed 2016-08-04
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements
Our unaudited interim financial statements for the six months ended June 30, 2016 and 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Spectral Capital Corporation, Inc.

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited)	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(UNAUDITED)

	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$2,726	$3,675
Current assets	2,726	3,675

Total assets	$2,726	$3,675

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	779	943
Related party advances and accruals	644,978	538,945
Current liabilities	645,757	539,888
Total liabilities	645,757	539,888

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of June 30, 2016 and December 31, 2015	11,786	11,786
Additional paid-in capital	27,445,400	27,445,400
Intercompany	-	-
Accumulated deficit	(27,877,146)	(27,771,839)
Total stockholders' deficit	(419,960)	(314,653)
Non-controlling interest	(223,071)	(221,560)
Total deficit	(643,031)	(536,213)
Total liabilities and stockholders' deficit	$2,726	$3,675

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	6,687	26,845	26,514	73,463
Wages and benefits	37,938	39,343	75,185	74,399
Stock-based compensation	-	108,629	-	217,258
Total operating expenses	44,625	174,817	101,699	365,120
Operating loss	(44,625)	(174,817)	(101,699)	(365,120)

Other income and (expense):
Gain (loss) on foreign currently translation	5,837	-	(5,119)	-
Total other income (expensee)	5,837	-	(5,119)	-

Loss from operations and before non-controlling interest and provision for income taxes	(38,788)	(174,817)	(106,818)	(365,120)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(38,788)	$(174,817)	(106,818)	(365,120)

(Income) loss attributable to non-controlling interest	(1,646)	5,889	1,511	6,651

Net loss attributable to Spectral Capital Corporation	$(40,434)	$(168,928)	$(105,307)	$(358,469)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(105,307)	$(358,469)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(1,511)	(6,651)
Stock-based compensation	-	217,258
Changes in operating assets and liabilities:
Prepaids and other assets	-	11,000
Due to related parties - accrued salary	75,185	74,400
Accounts payable and accrued expenses	(163)	-
Net cash used in operating activities	(31,796)	(62,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	30,847	17,373
Net cash provided by financing activities	30,847	17,373

Change in cash and cash equivalents	(949)	(45,089)
Cash and cash equivalents, beginning of period	3,675	48,919
Cash and cash equivalents, end of period	$2,726	$3,830

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of June 30, 2016, the Company has cash on hand of $2,726 and negative working capital of $643,031. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2016 and December 31, 2015, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 20,400,000 were outstanding at June 30, 2016 and 2015, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the six months ended June 30, 2016 and 2015, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2016. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2016:

Non-Controlling
Interest
Balance at December 31, 2015	$(221,560)
Net loss attributable to non-controlling interest	(1,511)
Balance at June 30, 2016	$(223,071)

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

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The guidance did not have a material impact on the Company's consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(UNAUDITED)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

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

NOTE 4– RELATED PARTY TRANSACTIONS

At June 30, 2016 and December 31, 2015, $356,621 and $351,502, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral's business in Europe. The Company ceased using Akoranga services in August 2014.  The amounts do not incur interest and are due on demand. However, since the payable is denominated in Swiss Franc the payable is revalued at the end of each reporting period with the gain or loss being classified within the consolidated statement of operations. During the six months ended June 30, 2016, the increase of $5,119 was the result of the change in the conversion rate.

At June 30, 2016 and December 31, 2015, $288,106 and $187,443, respectively, was owed to Jenifer Osterwalder, the Company's CEO, for a combination of her monthly salary and expenditures paid on behalf of the Company. The amounts do not incur interest and are due on demand. During the six months ended June 30, 2016, total amounts accrued for compensation were $75,185 and total advances received were $25,478.

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

Employee stock-based compensation expense relating to options granted in 2010 and 2012 and recognized in the six months ended June 30, 2016 and 2015 totalled $0 and $108,629, respectively. At June 30, 2016, no unrecognized expense remains to be recognized.

NOTE 6– SUBSEQUENT EVENTS
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Noot: Noot is a mobile search technology firm that has launched its first product as a news discovery engine. The technology finds news and information for people and acts as a personal search assistant. Noot learns over time what preferences a user has and adapts accordingly, making a unique stream of news for each user. Noot was built to utilize the power of today's devices for its search process, which provides economies of scale to millions of users with little to no additional costs, making for a very cost efficient and sustainable business.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Operating expenses for the three months ended June 30, 2016 totalled $44,625, compared to $174,817 for the three months ended June 30, 2015, a decrease of $130,192 or 74%. The significant decrease from the prior year is directly related to our limitations of capital. In addition, the prior year included $108,629 of stock based compensation in which none was needed during the current period.  Major expenses during the three months ended June 30, 2016, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Operating expenses for the six months ended June 30, 2016 totalled $101,699, compared to $365,120 for the six months ended June 30, 2015, a decrease of $263,421 or 72%. The significant decrease from the prior year is directly related to our limitations of capital. Major expenses during the six months ended June 30, 2016, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2016, net cash used in operating activities, consisted primarily of loss from operations offset by the accrual of our Chief Executive Officers salary, was $31,796 compared to net cash used of $62,462 for the six months ended June 30, 2015. The decrease in net cash used by operating activities was a result of decreased expenditures during the six months ended June 30, 2016 due to the limited operations. The reduction of development expenditures was directly related to the limited capital available.

Net cash provided by financing activities was $30,847 and $17,373 for the six months ended June 30, 2016 and 2015, respectively. During the current period the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of June 30, 2016, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated:August 2, 2016