Form 10-K
period 2016-12-31
SPECTRAL CAPITAL Corp
filed 2017-03-31
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

The number of shares of the issuer's Common Stock outstanding as of March 31, 2017 is 117,857,623.

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $1,414,124.

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

Noot is a mobile technology company that has created "Noot" which utilizes proprietary search engine technology for mobile devices. Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic. While Noot is no longer a working mobile application, as we have determined that the revenue potential did not meet our expectations, we are seeking alternative business opportunities to utilize the technology.
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

 Monitr specializes in the analysis of news, opinion and social media to determine the aggregate sentiment and trends of equities, commodities and currencies across world markets.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has teamed with an outside vendor to provide this service and Monitr will receive a portion of the sales. In turn, Monitr believes that their expertise is best used to focus on selling its customized analysis and real time data to larger financial institutions and hedge funds for use in fundamental and algorithmic analysis of financial markets. Marketing to this sector will be the focus for Monitr going forward.

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

Marketing and Customers
Noot is no longer a working mobile application, however, its foundation of mobile search and machine learning is still relevant today. Given adequate funding to upgrade its software, we believe there are alternative markets in which Noot could enter. The mobile search sector has much room to grow.

Monitr has limited competitors, however, it is expected that new market entrants will continue to emerge , although the software is extremely technically challenging to produce. There are a few companies that are currently using software to detect trends on the market. Companies like Bloomberg, Thomson Reuters  and I Know First are competitors in the financial data services industry that use software to assist investors to make better trading decisions. Often these types of competitors attempt to capture a broad market and in doing so complicate the product to a level in which it becomes nearly impossible for an average investor to utilize the data. Monitr has kept its focus on building a product that any level of investor can come in and start utilizing without much effort. The other big differentiator from Monitr to other systems is the filtering so that end users can find the stocks that match their interest and taste for risk. Monitr has shifted its focus to market its services to banks and other financial companies over the coming year. To fill the void of marketing to individual investors, Monitr has teamed with an outside vendor who has created a multi lingual website for this purpose and Monitr will receive a portion of these sales..

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

For the year ended December 31, 2016, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business. For Monitr, 2016 was used to test the software and gather historical data in order to share the results with prospective clients. Given an expected increase in sales for Monitr and any added investor capital, we intend to invest more into the technology over 2017 but we cannot forecast as to how much we can allocate for this purpose.

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

Trademarks

We intend to apply for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2016, no filings have been made in application process.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2016, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2016, we had one full-time employee.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Item 1A.  RISK FACTORS

Not required.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104.  Our telephone number is (206) 262-7820. The lease for this space is a revolving three-month term.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2016, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES.

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

Period	High*	Low*

Year ended 2015 Quarter ended
March 31, 2015	$0.19	$0.15
June 30, 2015	$0.17	$0.15
September 30, 2015	$0.15	$0.02
December 31, 2015	$0.03	$0.01

Year ended 2016 Quarter ended
March 31, 2016	$0.017	$0.006
June 30, 2016	$0.016	$0.008
September 30, 2016	$0.040	$0.007
December 31, 2016	$0.014	$0.010

STOCKHOLDERS

As of March 31, 2017, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2016 and 2015 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Noot is a mobile technology company that has created "Noot" which ulitilizes proprietary search engine technology for mobile devices. Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic. While Noot is no longer a working mobile application, as we have determined that the revenue potential did not meet our expectations, we are seeking alternative business opportunities to utilize the technology.

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

Monitr specializes in the analysis of news, opinion and social media to determine the aggregate sentiment and trends of equities, commodities and currencies across world markets.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has teamed with an outside vendor to provide this service and Monitr will receive a portion of the sales. In turn,Monitr believes that their expertise is best used to focus on selling its customized analysis and real time data to larger financial institutions and hedge funds for use in fundamental and algorithmic analysis of financial markets. Marketing to this sector will be the focus for Monitr going forward.

On September 30, 2015, one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Spectral's twelve-month plan includes the following goals/targets:

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Expand Monitr´s audience to international markets;

☐	Continue to gather historical data on Monitr trend detection results,

☐	Solicit sales from larger financial institutions for Monitr´s customized analysis, real time data services and other API features,

☐	Determine business development opportunities for Noot´s search technology.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized any revenues.

Operating Expenses

Operating expenses decreased $623,178, from $813,061 for the year ended December 31, 2015 to $189,883 for the year ended December 31, 2016. Stock based compensation, included with operating expense, was $0 during the year ended December 31, 2016 and $349,994 during the year ended December 31, 2015. The decrease was due to a decreased amount of expense as stock options are fully vested. In addition during the year ended December 31, 2015, the Company recorded an impairment of investments of $237,000 due to the lack of expected cash flows.

Selling, general and administrative expenses principally include professional fees, investor relations fees, rent and general corporate overhead. The decrease of selling, general and administrative expense of $36,369 to $39,909 during the year ended December 31, 2016 from $76,278 for the year ended December 31, 2015 was directly related to decreases in professional fees related to legal, accounting, public relations, etc.

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

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2016 we had $1,222 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $26,292, from $64,426 for the year ended December 31, 2015 to $38,134 for the year ended December 31, 2016. This decrease was primarily the result of a lower net loss due to a decrease professional fees related to legal, accounting, public relations, etc. due to the cash flow limitations.

Net cash provided by financing activities increased by $16,499 from $19,182 for the year ended December 31, 2015 to $35,681 cash provided for the year ended December 31, 2016. Net cash provided by financing activities during the years ended December 31, 2016 and 2015 related to net payments on advances from a related party in connection with payment of Spectral's obligations.

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

DECEMBER 31, 2016 AND 2015

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spectral Capital Corporation

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Spectral Capital Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2016 and 2015, the results of their operations, and their cash flows, for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 31, 2017

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,222	$3,675
Prepaid expenses	9,168	-
Current assets	10,390	3,675

Total assets	$10,390	$3,675

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	2,663	943
Related party advances and accruals	724,600	538,945
Current liabilities	727,263	539,888
Total liabilities	727,263	539,888

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2016 and 2015	11,786	11,786
Additional paid-in capital	27,445,400	27,445,400
Accumulated deficit	(27,955,333)	(27,771,839)
Total stockholders' equity	(498,147)	(314,653)
Non-controlling interest	(218,726)	(221,560)
Total stockholders' deficit	(716,873)	(536,213)
Total liabilities and stockholders' deficit	$10,390	$3,675

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	39,909	76,278
Wages and benefits	149,974	149,789
Stock-based compensation	-	349,994
Impairment of investments	-	237,000
Total operating expenses	189,883	813,061
Operating loss	(189,883)	(813,061)

Other income and (expense):
Gain (loss) on foreign currently translation	9,223	1,116
Total other income (expense)	9,223	1,116

Loss from operations and before non-controlling interest and provision for income taxes	(180,660)	(811,945)

Provision for income taxes	-	-

Net loss before non-controlling interest	(180,660)	(811,945)

(Income) loss attributable to non-controlling interest	(2,834)	4,214

Net loss attributable to Spectral Capital Corporation	$(183,494)	$(807,731)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED  DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Common Stock	Non-Controlling	Accumulated	Shareholders'
	Shares	Amount	Capital	Warrants	Interest	Deficit	Deficit
December 31, 2014	117,857,623	$11,786	$25,263,906	$1,831,500	$(217,346)	$(26,964,108)	$(74,262)

Expired warrants	-	-	1,831,500	(1,831,500)	-	-	-
Non-controlling interest	-	-	-	-	(4,214)	-	(4,214)
Stock based compensation	-	-	349,994	-	-	-	349,994
Net loss	-	-	-	-	-	(807,731)	(807,731)

December 31, 2015	117,857,623	11,786	27,445,400	-	(221,560)	(27,771,839)	(536,213)

Non-controlling interest	-	-	-	-	2,834	-	2,834
Net loss	-	-	-	-	-	(183,494)	(183,494)

December 31, 2016	117,857,623	$11,786	$27,445,400	$-	$(218,726)	$(27,955,333)	$(716,873)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED  DECEMBER 31, 2016 AND 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(183,494)	$(807,731)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	2,834	(4,213)
Stock-based compensation	-	349,994
Impairment of investments and assets	-	237,000
Changes in operating assets and liabilities:
Prepaids and other assets	(9,168)	11,000
Due to related parties - accrued salary	149,974	148,581
Accounts payable and accrued expenses	1,720	943
Net cash used in operating activities	(38,134)	(64,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	35,681	19,182
Net cash provided by (used in) financing activities	35,681	19,182

Change in cash and cash equivalents	(2,453)	(45,244)
Cash and cash equivalents, beginning of period	3,675	48,919
Cash and cash equivalents, end of period	$1,222	$3,675

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Spectral Capital Corporation (the "Company" or "Spectral") was incorporated on September 13, 2000 under the laws of the State of Nevada. The Company was formerly in the business of developing internet search engine technology. From August 2010 until December 2012, the Company evaluated and sought out opportunities in the natural resource sector.  Spectral acquired various interests in natural resource assets in Russia, Kazakhstan and Alberta, Canada.  In December 2012, Spectral changed its corporate focus from the natural resource sector and back to information technology.  Spectral has divested of its principal natural resource asset in Alberta, Canada and intends to divest any remaining natural resources in the near future and focus solely on acquiring and developing information technology. See below and Notes 3 and 4 for disclosures regarding the acquisition of certain technology and a cost investment.

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
On February 26, 2013, the Company formed Noot Holdings, Inc., a Delaware corporation, which the Company is currently a 60% owner, in order to acquire mobile search engine technology. Under the agreement to acquire technology, the Company issued 5,000,000 common shares of Spectral Capital Corporation.
On March 14, 2013, the Company purchased 8% of the issued and outstanding shares of Kontexto, Inc., a Canadian corporation.  Spectral purchased the shares from Sargas Capital, Ltd. , a minority shareholder, in exchange for 5,000,000 common shares of Spectral stock and warrants to purchase 5,000,000 common shares at $0.85 per share, which expired on March 13, 2015.  The Company's CEO was an officer of Sargas Capital, Ltd. at the time of the transaction but did not have any holdings in Sargas Capital, Ltd, see Note 4 for additional information.
On December 1, 2013, the Company formed Monitr Holdings, Inc., a Delaware corporation, which the Company is currently a 60% owner of, in order to acquire a technology application and service.  Under the agreement to acquire technology, the Company issued 5,000,000 common shares of Spectral Capital Corporation, see Note 3 for additional information.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2016, the Company has cash on hand of $1,222 and negative working capital of $716,873. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2016 and 2015, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company's financial instruments primarily consist of cash and cash equivalents, prepaid expenses and amounts payable to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In 2013, the Company acquired various technologies and an investment in a third party in which the investment is being treated under the cost basis of accounting. See Notes 3 and 4, for discussion regarding impairment charges related to these items. Excluding these items, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Investment in Securities
The Company's investments consisting of common shares of non-controlled entities are accounted for on the cost basis.  Impairment losses will be recorded when indicators of impairment are present.  See Note 4 for additional information.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 13,000,000 and 13,750,000 were outstanding at December 31, 2016 and 2015, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2016 and 2015, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2016 and 2015. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2016 and 2015:

Non-Controlling
Interest
Balance at December 31, 2014	$(217,346)
Net loss attributable to non-controlling interest	(4,214)
Balance at December 31, 2015	(221,560)
Net loss attributable to non-controlling interest	2,834
Balance at December 31, 2016	$(218,726)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency income of $9,223 and $1,116, recorded on the accompanying consolidated statements of operations during the years ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers" (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern"" (Subtopic 205-40), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes" (Topic 740), which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 "Leases" (Topic 842), that requires organizations that lease assets, referred to as "lessees", to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU No. 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

The FASB issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification ("ASC"). There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact the Company's financial statements.

NOTE 3 – TECHNOLOGY ASSET
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

NOTE 4 – COST INVESTMENT

On March 14, 2013, the Company entered into an agreement to purchase 8% of the issued and outstanding common shares of Kontexto, Inc., ("Kontexto") a Canadian corporation.  The Company purchased the shares from Sargas Capital, Ltd., a minority shareholder, in exchange for 5,000,000 common shares of the Company's common stock and warrants to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, which expired on March 13, 2015 (see Note 7).  The Company valued the common stock using the closing price of the Company's common stock on the date of the agreement and the warrants were valued using the Black-Scholes pricing model. The Company's investment in 8% of the common shares, initially valued at $6,398,500, was accounted for on the cost basis.  During 2013, a third party valuation specialist valued the investment in Kontexto using a hybrid between the market and income methods and determined that the fair value was $537,000.  Accordingly, an impairment loss of $5,861,500 was recognized in the statements of operations for the year ended December 31, 2013. The Company's CEO was an officer of Sargas Capital, Ltd. but does not have any holdings in Sargas Capital, Ltd.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Akoranga, AG

At December 31, 2016 and 2015, $342,281 and $351,502, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. The decrease in amounts payable were due to changes in foreign currency exchange rates.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $149,974 and $149,789 for the years ended December 31, 2016 and 2015, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of December 31, 2016 and 2015, amounts due to the CEO related to accrued salaries were $316,717 and $166,742, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2016 and 2015, the Company's CEO was due $65,603 and $20,701 in connection with these advances, respectively.

NOTE 6 – STOCKHOLDER'S EQUITY

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, and recognized during the years ended December 31, 2016 and 2015 totaled $0 and $349,994, respectively.

Summary of Stock Options

A summary of changes in stock options during the years ended December 31, 2016 and 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2014	13,750,000	$0.75	6.50
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2015	13,750,000	0.75	5.50
Issued	-	-	-
Exercised	-	-	-
Expired	(750,000)	1.55	-
Outstanding, December 31, 2016	13,000,000	$0.70	4.80
Vested, December 31, 2016	13,000,000	$0.70	4.80

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

As disclosed in Note 4, the Company previously had warrants outstanding to purchase 5,000,000 shares of the Company's common stock at $0.85 per share, which expired on March 13, 2015.

NOTE 7 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $13,510,000 that may be available to reduce future years' taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to significant non-deductible expenses.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$62,388	$76,483
Less: valuation allowance	(62,388)	(76,483)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carryforward	$4,685,510	$4,623,122
Less: valuation allowance	(4,685,510)	(4,623,122)
Net deferred tax asset	$-	$-

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 9– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2016.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10  . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2016:

Name	Age	Position

Jenifer Osterwalder	51	Chief Executive Officer, President and Director

Stephen Spalding	67	Interim Chief Financial and Accounting Officer and Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2016, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2016, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2016, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock A wards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2016	$149,974	-	-	-	-	-	-	$149,974
Chief Executive Officer*	2015	$149,789	-	-	-	-	-	-	$149,789

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder 12,350 CHF a month for her services. As of December 31, 2016 and 2015, amounts due to Ms. Osterwalder for accrued compensation were $366,717 and $166,742, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2016, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,000,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 2,500,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2016:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 1,000,000 of his option shares are currently exercisable. In 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February 2012 of which are 100% vested as of December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2016:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2017. The information in these tables provides ownership information for:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Akoranga, AG

At December 31, 2016 and 2015, $342,281 and $351,502, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $149,974 and $149,789 for the years ended December 31, 2016 and 2015, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of December 31, 2016 and 2015, amounts due to the CEO related to accrued salaries were $366,717 and $166,742, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2016 and 2015, the Company's CEO was due $65,603 and $20,701 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2016	2015
Audit fees	$28,000	$23,300
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$28,000	$23,300

ITEM 15. EXHIBITS.
No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

Date: March 31, 2017	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer