Form 10-Q
period 2017-06-30
SPECTRAL CAPITAL Corp
filed 2017-08-16
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017

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

As of July __, 2017, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements
Our unaudited interim financial statements for the six months ended June 30, 2017 and 2016 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements of Spectral Capital Corporation, Inc.

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited)	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$603	$1,222
Prepaid expenses	4,168	9,168
Current assets	4,771	10,390

Total assets	$4,771	$10,390

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$780	$2,663
Related party advances and accruals	822,091	724,600
Current liabilities	822,871	727,263
Total liabilities	822,871	727,263

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of June 30, 2017 and December 31, 2016	11,786	11,786
Additional paid-in capital	27,445,400	27,445,400
Accumulated deficit	(28,056,264)	(27,955,333)
Total stockholders' deficit	(599,078)	(498,147)
Non-controlling interest	(219,022)	(218,726)
Total stockholders' deficit	(818,100)	(716,873)
Total liabilities and stockholders' deficit	$4,771	$10,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	7,742	6,687	26,097	26,514
Wages and benefits	38,067	37,938	75,130	75,185
Total operating expenses	45,809	44,625	101,227	101,699

Operating loss	(45,809)	(44,625)	(101,227)	(101,699)

Other income and (expense):
Loss on foreign currently translation	-	5,837	-	(5,119)
Total other income (expense)	-	5,837	-	(5,119)

Loss from operations and before non-controlling interest and provision for income taxes	(45,809)	(38,788)	(101,227)	(106,818)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(45,809)	(38,788)	(101,227)	$(106,818)

Loss (income) attributable to non-controlling interest	100	(1,646)	296	1,511

Net loss attributable to Spectral Capital Corporation	$(45,709)	$(40,434)	$(100,931)	$(105,307)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(100,931)	$(105,307)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(296)	(1,511)
Prepaids and other assets	5,000	-
Due to related parties - accrued salary	75,130	75,185
Accounts payable and accrued expenses	(1,883)	(163)
Net cash used in operating activities	(22,980)	(31,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	22,361	30,847
Net cash provided by financing activities	22,361	30,847

Change in cash and cash equivalents	(619)	(949)
Cash and cash equivalents, beginning of period	1,222	3,675
Cash and cash equivalents, end of period	$603	$2,726

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of June 30, 2017, the Company has cash on hand of $603 and negative working capital of $818,100. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
JUNE 30, 2017
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2017 and December 31, 2016, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 13,000,000 were outstanding at June 30, 2017 and 2016, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the six months ended June 30, 2017 and 2016, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2017. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2017:

Non-Controlling
Interest
Balance at December 31, 2016	(218,726)
Net loss attributable to non-controlling interest	(296)
Balance at June 30, 2017	$(219,022)

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

NOTE 3– RELATED PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016, $342,280 and $342,280, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate Spectral's business in Europe. The Company ceased using Akoranga services in August 2014.  The amounts do not incur interest and are due on demand. On January 1, 2017, Akoranga agreed to have the amounts outstanding to be repayable in United States Dollars rather than Swiss Franks, thus, the Company no longer had the need as of January 1, 2017 to record translation gains or losses.

At June 30, 2017 and December 31, 2016, $479,810 and $382,320, respectively, was owed to Jenifer Osterwalder, the Company's CEO, for a combination of her monthly salary and expenditures paid on behalf of the Company. The amounts do not incur interest and are due on demand. During the six months ended June 30, 2017, total amounts accrued for compensation were $75,130 and total advances received were $22,360.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)

NOTE 4 – STOCKHOLDERS DEFICIT

Stock Option Plan

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of June 30, 2017, 13,000,000 options are outstanding, all of which are vested.

NOTE 5– SUBSEQUENT EVENTS
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Operating expenses for the three months ended June 30, 2017 totalled $45,809, compared to $44,625 for the three months ended June 30, 2016, an increase of $1,184 or 2.6%. The slight increase from the prior year is directly related to our limitations of capital. Major expenses during the six months ended June 30, 2017, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Operating expenses for the six months ended June 30, 2017 totalled $101,227, compared to $101,699 for the six months ended June 30, 2016, a decrease of $472 or 0.4%. The slight decrease from the prior year is directly related to our limitations of capital. Major expenses during the six months ended June 30, 2017, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2017, net cash used in operating activities, consisted primarily of loss from operations offset by the accrual of our Chief Executive Officers salary, was $22,980 compared to net cash used of $31,796 for the six months ended June 30, 2016. The decrease in net cash used by operating activities was a result of decreased expenditures during the six months ended June 30, 2017 due to the limited operations.

Net cash provided by financing activities was $22,361 and $30,847 for the six months ended June 30, 2017 and 2016, respectively. During the current period the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of June 30, 2017, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July ___, 2017