Form 10-K
period 2017-12-31
SPECTRAL CAPITAL Corp
filed 2018-03-19
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

As of February 28, 2018, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $707,062.

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

Also, on March 31, 2004 our controlling shareholders entered into a certain private stock purchase agreement, wherein they sold an aggregate of 5,750,000 of our common shares, representing a sixty-two and seventeen twentieths percent (62.85%) controlling interest, to an unrelated third party.

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

In December, 2011, we restructured our interest in our Bayankol property. The agreement rescinded the original transaction of January 14, 2011 and the previously issued warrants were cancelled.  Spectral agreed to issue 1,000,000 common shares of Spectral stock in exchange for an option to purchase 65% of the property.  Spectral will also have an obligation to find third party debt financing of $200,000,000 over five years to maintain its interest in the Bayankol property.

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

In December, 2012, the Company entered into an agreement with Akoranga AG, a Company owned by the CEO of Spectral, to transfer its ownership interests in the Alberta oil and gas properties for $950,000, the value of Spectral's contributions to the project to date. In satisfaction of the purchase price, Akoranga agreed to offset liabilities of Spectral in the amount of $626,022.  The balance owing of $323,978 is non-interest bearing and was to be repaid within a one year period. Subsequent to the year ended December 31, 2013, the fulfillment of the agreement was extended to December 31, 2014. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.
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

☐	Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

☐	Monitr is offered for all types of investors

☐	Monitr is independent and not being paid to promote stocks

☐	Monitr is simple to use and removes a lot of guess work for new and seasoned investors

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities, commodities and currencies across world markets.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has focused on sourcing its services to professional trading organizations that want access to Monitr´s trend detecting software.

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

In the case of our portfolio companies Noot and Monitr, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, the usefulness of our analytics and other content, the functionality of our various Websites and software and the quality of related content and features and the attractiveness of the services provided by our technology generally to consumers and business relative to those of our competitors. All of these attributes require capital expenditures in order to compete in this marketplace effectively.

Marketing and Customers

Noot is no longer a working mobile application, however, its foundation of mobile search and machine learning is still relevant today. Given adequate funding to upgrade its software, we believe there are alternative markets in which Noot could enter. The mobile search sector has much room to grow.

With the growth of Fintech, Monitr has a growing list of competitors, however, we believe that Monitr´s trend detecting software performs with superior results even with more competition.  Over time, though, Monitr will require additional investment into its software to remain competitive in the growing marketplace.

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

For the year ended December 31, 2017, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business. For Monitr, 2016 was used to test the software and gather historical data in order to share the results with prospective clients. Given an expected increase in sales for Monitr and any added investor capital, we intend to invest more into the technology over 2018 but we cannot forecast as to how much we can allocate for this purpose.

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

The businesses within our Noot Search and Monitr´s trend detection software rely upon trade secrets, including algorithms for the generation, organization and presentation of search results.  To a lesser extent, these businesses also rely upon patent-pending proprietary technologies and processes, primarily those relating to search-related products and services, with expiration dates for patented technologies ranging from 2027 and beyond, if filed, and copyrighted material, including trade dress.

We also generally intend to seek to apply for patents or for other similar statutory protections if we will be able to raise the necessary capital in the near future.

Trademarks

We intend to apply for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2017, no filings have been made in application process.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2017, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2017, we had one full-time employee.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2017, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the Pink Sheets, under the symbol "FCCN".

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last seven years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2016
Quarter ended
March 31, 2016	$0.017	$0.006
June 30, 2016	$0.016	$0.008
September 30, 2016	$0.040	$0.007
December 31, 2016	$0.014	$0.010

Year ended 2017
Quarter ended
March 31, 2017	$0.01	$0.006
June 30, 2017	$0.01	$0.006
September 30, 2017	$0.01	$0.0025
December 31, 2017	$0.005	$0.0022

STOCKHOLDERS

As of February 28, 2018, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017 and 2016 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

☐	Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

☐	Monitr is offered for all types of investors

☐	Monitr is independent and not being paid to promote stocks

☐	Monitr is simple to use and removes a lot of guess work for new and seasoned investors

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities, commodities and currencies across world markets.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has focused on sourcing its services to professional trading organizations that want access to Monitr´s trend detecting software.

On September 30, 2015, one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Spectral's twelve-month plan includes the following goals/targets:

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Expand Monitr´s audience to international markets;

☐	Gather historical data on Monitr trend detection results,

☐	Solicit sales from larger financial institutions for Monitr´s customized analysis, real time data services and other API features;

☐	Determine business development opportunities for Noot´s search technology.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized any revenues.

Operating Expenses

Operating expenses increased $121, from $189,883 for the year ended December 31, 2016 to $190,004 for the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of the year ended December 31, 2017 we had $692 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $6,529, from $38,134 for the year ended December 31, 2016 to $31,605 for the year ended December 31, 2017. This decrease was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities decreased by $4,606 from $35,681 for the year ended December 31, 2016 to $31,075 cash provided for the year ended December 31, 2017. Net cash provided by financing activities during the years ended December 31, 2017 and 2016 related to net payments on advances from a related party in connection with payment of Spectral's obligations.

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

SPECTRAL CAPITAL CORPORATION

 TABLE OF CONTENTS

DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Spectral Capital Corporation (the "Company") as of December 31, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2017
Lakewood, CO
March __, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spectral Capital Corporation

We have audited the accompanying consolidated balance sheet of Spectral Capital Corporation as of December 31, 2016 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. Spectral Capital Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectral Capital Corporation as of December 31, 2016, the results of their operations, and their cash flows, for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 31, 2017

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$692	$1,222
Prepaid expenses	-	9,168
Current assets	692	10,390

Total assets	$692	$10,390

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	779	2,663
Related party advances and accruals	564,509	724,600
Current liabilities	565,288	727,263
Total liabilities	565,288	727,263

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2017 and 2016	11,786	11,786
Additional paid-in capital	27,787,681	27,445,400
Accumulated deficit	(28,144,934)	(27,955,333)
Total stockholders' deficit	(345,467)	(498,147)
Non-controlling interest	(219,129)	(218,726)
Total stockholders' deficit	(564,596)	(716,873)
Total liabilities and stockholders' deficit	$692	$10,390

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	38,889	39,909
Wages and benefits	151,115	149,974
Total operating expenses	190,004	189,883
Operating loss	(190,004)	(189,883)

Other income and (expense):
Gain on foreign currently translation	-	9,223
Total other income (expense)	-	9,223

Loss from operations and before non-controlling interest and provision for income taxes	(190,004)	(180,660)

Provision for income taxes	-	-

Net loss before non-controlling interest	(190,004)	(180,660)

(Income) loss attributable to non-controlling interest	403	(2,834)

Net loss attributable to Spectral Capital Corporation	$(189,601)	$(183,494)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit

December 31, 2015	117,857,623	$11,786	$27,445,400	$(221,560)	$(27,771,839)	$(536,213)

Non-controlling interest	-	-	-	2,834	-	2,834
Net loss	-	-	-	-	(183,494)	(183,494)

December 31, 2016	117,857,623	11,786	27,445,400	(218,726)	(27,955,333)	(716,873)

Non-controlling interest	-	-	-	(403)	-	(403)
Related party advances and accruals relieved through contribution to additional paid-in capital	-	-	342,281	-	-	342,281
Net loss	-	-	-	-	(189,601)	(189,601)

December 31, 2017	117,857,623	$11,786	$27,787,681	$(219,129)	$(28,144,934)	$(564,596)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(189,601)	$(183,494)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(403)	2,834
Changes in operating assets and liabilities:
Prepaids and other assets	9,168	(9,168)
Due to related parties - accrued salary	151,115	149,974
Accounts payable and accrued expenses	(1,884)	1,720
Due to related parties	-	-
Net cash used in operating activities	(31,605)	(38,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	31,075	35,681
Net cash provided by financing activities	31,075	35,681

Change in cash and cash equivalents	(530)	(2,453)
Cash and cash equivalents, beginning of year	1,222	3,675
Cash and cash equivalents, end of year	$692	$1,222

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Relief of related party advances and accruals treated as a capital contribution to additional paid-in capital	$342,281	$-

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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2017, the Company has cash on hand of $692 and negative working capital of $564,596. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2017 and 2016, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

We are currently delinquent with respect to our U.S. federal income tax filings for the past several years.

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 13,000,000 were outstanding at December 31, 2017 and 2016, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2017 and 2016, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2017 and 2016. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2017 and 2016:

Non-Controlling
Interest
Balance at December 31, 2015	$(221,560)
Net loss attributable to non-controlling interest	2,834
Balance at December 31, 2016	(218,726)
Net loss attributable to non-controlling interest	(403)
Balance at December 31, 2017	$(219,129)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions, the Company has recorded foreign currency income of $0 and $9,223, recorded on the accompanying consolidated statements of operations during the years ended December 31, 2017 and 2016, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Akoranga, AG

At December 31, 2017 and 2016, $0 and $342,281, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. The decrease in amounts payable were due to changes in foreign currency exchange rates. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $151,115 and $149,974 for the years ended December 31, 2017 and 2016, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of December 31, 2017 and 2016, amounts due to the CEO related to accrued salaries were $467,832 and $316,717, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2017 and 2016, the Company's CEO was due $96,354 and $65,603 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDER'S DEFICIT

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, and recognized during the years ended December 31, 2017 and 2016 totaled $0 and $0, respectively.

 Summary of Stock Options

A summary of changes in stock options during the years ended December 31, 2017 and 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2015	13,750,000	$0.75	5.50
Exercised	-	-	-
Expired	(750,000)	1.55	-
Outstanding, December 31, 2016	13,000,000	0.70	4.80
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2017	13,000,000	$0.70	3.80
Vested, December 31, 2017	13,000,000	$0.70	3.80

NOTE 5 – INCOME TAXES

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $13,700,000 that may be available to reduce future years' taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to significant non-deductible expenses.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$64,464	$62,388
Less: valuation allowance	(64,464)	(62,388)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carryforward	$4,749,974	$4,685,510
Less: valuation allowance	(4,749,974)	(4,685,510)
Net deferred tax asset	$-	$-

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

In December 2017, a law commonly known as the Tax Cuts and Jobs Act ("TCJA") was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. The Company is currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2017.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2017:

Name	Age	Position
Jenifer Osterwalder	52	Chief Executive Officer, President and Director

Stephen Spalding	68	Interim Chief Financial and Accounting Officer and Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2017, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2017, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2017, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2017	$151,115	-	-	-	-	-	-	$151,115
Chief Executive Officer*	2016	$149,974	-	-	-	-	-	-	$149,974

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder 12,350 CHF a month for her services. As of December 31, 2017 and 2015, amounts due to Ms. Osterwalder for accrued compensation were $467,832 and $366,717, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2017, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,000,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 2,500,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2017:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 1,000,000 of his option shares are currently exercisable. In 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February 2012 of which are 100% vested as of December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2017:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2018. The information in these tables provides ownership information for:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Akoranga, AG

At December 31, 2017 and 2016, $0 and $342,281, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $151,115 and $149,974 for the years ended December 31, 2017 and 2016, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of December 31, 2017 and 2016, amounts due to the CEO related to accrued salaries were $467,832 and $366,717, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2017 and 2016, the Company's CEO was due $96,354 and $65,603 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2017	2016
Audit fees	$23,600	$28,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	$23,600	$28,000

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 7, 2018. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 7, 2018. FILED HEREWITH

32.1
Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 7, 2018. FILED HEREWITH.

32.2
Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated March 7, 2018. FILED HEREWITH.

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

Date: March 7, 2018	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer