Form 10-Q
period 2018-09-30
SPECTRAL CAPITAL Corp
filed 2018-11-01
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

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

As of November 1, 2018, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)
Item 1: Financial Statements
Our unaudited interim financial statements for the three and nine months ended September 30, 2018 and 2017 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.
INDEX TO UNAUDITED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements of Spectral Capital Corporation, Inc.

Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	F-1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 (UNAUDITED)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$935	$692
Current assets	935	692

Total assets	$935	$692

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	1,468	779
Related party advances and accruals	701,197	564,509
Current liabilities	702,665	565,288

Total liabilities	702,665	565,288

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of September 30, 2018 and December 31, 2017	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,281,441)	(28,144,934)
Total stockholders' deficit	(481,974)	(345,467)
Non-controlling interest	(219,756)	(219,129)
Total stockholders' deficit	(701,730)	(564,596)
Total liabilities and stockholders' deficit	$935	$692

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	4,884	4,763	24,063	30,860
Wages and benefits	36,295	38,387	113,071	113,517
Total operating expenses	41,179	43,150	137,134	144,377
Operating loss	(41,179)	(43,150)	(137,134)	(144,377)

Loss from operations and before non-controlling interest and provision for income taxes	(41,179)	(43,150)	(137,134)	(144,377)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(41,179)	(43,150)	(137,134)	(144,377)

Income (loss) attributable to non-controlling interest	102	(73)	627	223

Net loss attributable to Spectral Capital Corporation	$(41,077)	$(43,223)	$(136,507)	$(144,154)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(136,507)	$(144,154)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(627)	(223)
Prepaids and other assets	-	7,500
Due to related parties - accrued salary	113,071	113,517
Accounts payable and accrued expenses	689	(1,883)
Net cash used in operating activities	(23,374)	(25,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	23,617	24,511
Net cash provided by financing activities	23,617	24,511

Change in cash and cash equivalents	243	(732)
Cash and cash equivalents, beginning of year	692	1,222
Cash and cash equivalents, end of year	$935	$490

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of September 30, 2018, the Company has cash on hand of $935 and negative working capital of $701,730. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
SEPTEMBER 30, 2018
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2018 and December 31, 2017, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 13,000,000 were outstanding at September 30, 2018 and 2017, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2018. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2018:

Non-Controlling
Interest
Balance at December 31, 2017	(219,129)
Net loss attributable to non-controlling interest	(627)
Balance at September 30, 2018	$(219,756)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. As a result of these foreign currency transactions in which require payment in a currency other than the United States Dollar, the Company has recorded foreign currency (income) losses within the accompanying condensed consolidated statement of operations.

Recent Accounting Pronouncements
In May 2014, and later amended in August 2015, the Financial Accounting Standards Board ("FASB") issued new Accounting Standards Update ("ASU") regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company adopted the standard effective January 1, 2018 with no impact n the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures.

NOTE 3– RELATED PARTY TRANSACTIONS

Akoranga, AG

At September 30, 2018 and December 31, 2017, $0 and $0, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company's business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. The decrease in amounts payable were due to changes in foreign currency exchange rates. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(UNAUDITED)

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $113,071 and $113,517 for the nine months ended September 30, 2018 and 2017, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of September 30, 2018 and December 31, 2017, amounts due to the CEO related to accrued salaries were $580,903 and $467,832, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2018 and December 31, 2017, the Company's CEO was due $120,294 and $96,677 in connection with these advances, respectively.

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, recognized during the nine months ended September 30, 2018 and year ended December 31, 2017 totalled $0 and $0, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 5– SUBSEQUENT EVENTS
In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission March 19, 2018 and all subsequent filings.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Operating expenses for the three months ended September 30, 2018 totalled $41,179, compared to $43,150 for the three months ended September 30, 2017, a decrease of 1,971 or 4.6%. The decrease from the prior year is directly related to our limitations of capital. Major expenses during the three months ended September 30, 2018 and 2017, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

Operating expenses for the nine months ended September 30, 2018 totalled $137,134, compared to $144,377 for the nine months ended September 30, 2017, a decrease of $7,423 or 5.0%. The decrease from the prior year is directly related to our limitations of capital. Major expenses during the nine months ended September 30, 2018 and 2017, related to salaries accrued to our Chief Executive Officer and professional fees in connection with the Company's public filings.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2018, net cash used in operating activities, consisted primarily of loss from operations offset by the accrual of our Chief Executive Officers salary, was $23,374 compared to net cash used of $25,243 for the nine months ended September 30, 2017. The decrease in net cash used by operating activities was a result of decreased expenditures during the nine months ended September 30, 2018 due to the limited operations.

Net cash provided by financing activities was $23,617 and $24,511 for the nine months ended September 30, 2018 and 2017, respectively. During the current and prior period, the Company was dependent upon advances provided by the Chief Executive Officer. It is expected that the Chief Executive Officer will continue to fund operations until sufficient capital is obtained.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. As of September 30, 2018, the Company has limited the amount of capital spent on the development of their technologies. If, after utilizing the remaining sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations even further. In addition, if necessary, we will decrease expenses further and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2018 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 1, 2018