Form 10-K
period 2018-12-31
SPECTRAL CAPITAL Corp
filed 2019-03-13
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

As of February 28, 2019, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $471,375.

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

Noot is a mobile technology company that has created “Noot” which utilizes proprietary search engine technology for mobile devices. Noot helps people easily find news, social media, photos and video that match their interests. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic. While Noot is no longer a working mobile application, as we have determined that the revenue potential did not meet our expectations, we are seeking alternative business opportunities to utilize the technology.

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

OPERATIONS

Spectral is focused on the identification, acquisition, development, financing of early stage technology that has the potential to transform existing industries. We look for technology that addresses current market problems and that could be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies. Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

For the year ended December 31, 2018, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business. For Monitr, 2016 was used to test the software and gather historical data in order to share the results with prospective clients. We intend to invest more into the technology over 2019 but we cannot forecast as to how much we can allocate for this purpose.

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

Trademarks

We intend to apply for registration of a trademark with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-K for the year ended December 31, 2018, no filings have been made in application process.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2018, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2018, we had one full-time employee.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year ended December 31, 2018, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the Pink Sheets, under the symbol “FCCN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last seven years on the OTC Bulletin Board, and as obtained from investopedia.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2017 Quarter ended
March 31, 2017	$0.01	$0.006
June 30, 2017	$0.01	$0.006
September 30, 2017	$0.01	$0.0025
December 31, 2017	$0.005	$0.0022

Year ended 2018 Quarter ended
March 31, 2018	$0.0044	$0.0023
June 30, 2018	$0.0072	$0.0025
September 30, 2018	$0.005	$0.0026
December 31, 2018	$0.006	$0.0023

STOCKHOLDERS

As of January 1, 2019, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies. Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

Noot is a mobile technology company that has created “Noot” which utilizes proprietary search engine technology for mobile devices. The technology actually learns what users like and improves its results over time, providing very personalized information for the user. A key benefit of Noot is that the search engine continues to work even when the user is not actively searching and will discover new and relevant items without prompting, providing more enhanced and personalized information the next time the user searches for that topic. While Noot is no longer a working mobile application, as we have determined that the revenue potential did not meet our expectations, we are seeking alternative business opportunities to utilize the technology.

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

On September 30, 2015, one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Spectral's twelve-month plan includes the following goals/targets:

☐	Complete one or more private equity placements to provide funding for developing of our current technologies and the acquisition of additional portfolio companies;

☐	Upgrade and add features to Monitr´s trend detecting software,

☐	Solicit sales from larger financial institutions for Monitr´s customized analysis, real time data services and other API features;

☐	Upgrade the current technology and determine business development opportunities for Noot´s search technology.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized any revenues.

Operating Expenses

Operating expenses decreased $11,645, from $190,004 for the year ended December 31, 2017 to $178,359 for the year ended December 31, 2018.  The decrease is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $658 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $3,179, from $31,605 for the year ended December 31, 2017 to $28,426 for the year ended December 31, 2018. This decrease was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities decreased by $2,683 from $31,075 for the year ended December 31, 2017 to $28,392 for the year ended December 31, 2018. Net cash provided by financing activities during the years ended December 31, 2018 and 2017 related to net payments on advances from a related party in connection with payment of the Company's obligations.

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

DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the "Company") as of December 31, 2018 and 2017, the related statement of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2017
Lakewood, CO
March 11, 2019

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
Assets:
Cash and cash equivalents	$658	$692
Current assets	658	692

Total assets	$658	$692

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$779	$779
Related party advances and accruals	742,834	564,509
Current liabilities	743,613	565,288

Total liabilities	743,613	565,288

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2018 and 2017	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,322,469)	(28,144,934)
Total stockholders' deficit	(523,002)	(345,467)
Non-controlling interest	(219,953)	(219,129)
Total stockholders' deficit	(742,955)	(564,596)
Total liabilities and stockholders' deficit	$658	$692

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	28,426	38,889
Wages and benefits	149,933	151,115
Total operating expenses	178,359	190,004
Operating loss	(178,359)	(190,004)

Loss from operations and before non-controlling interest and provision for income taxes	(178,359)	(190,004)

Provision for income taxes	-	-

Net loss before non-controlling interest	(178,359)	(190,004)

Loss attributable to non-controlling interest	824	403

Net loss attributable to Spectral Capital Corporation	$(177,535)	$(189,601)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit

December 31, 2016	117,857,623	$11,786	$27,445,400	$(218,726)	$(27,955,333)	$(716,873)

Non-controlling interest	-	-	-	(403)	-	(403)
Related party advances and accruals relieved through contribution to additional paid-in capital	-	-	342,281	-	-	342,281
Net loss	-	-	-	-	(189,601)	(189,601)

December 31, 2017	117,857,623	11,786	27,787,681	(219,129)	(28,144,934)	(564,596)

Non-controlling interest	-	-	-	(824)	-	(824)
Net loss	-	-	-	-	(177,535)	(177,535)

December 31, 2018	117,857,623	$11,786	$27,787,681	$(219,953)	$(28,322,469)	$(742,955)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(177,535)	$(189,601)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(824)	(403)
Due to related parties - accrued salary	149,933	151,115
Changes in operating assets and liabilities:
Prepaids and other assets	-	9,168
Accounts payable and accrued expenses	-	(1,884)
Net cash used in operating activities	(28,426)	(31,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	28,392	31,075
Net cash provided by financing activities	28,392	31,075

Change in cash and cash equivalents	(34)	(530)
Cash and cash equivalents, beginning of year	692	1,222
Cash and cash equivalents, end of year	$658	$692

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Relief of related party advances and accruals treated as a capital contribution to additional paid-in capital	$-	$342,281

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Spectral Capital Corporation (the "Company" or "Spectral") was incorporated on September 13, 2000 under the laws of the State of Nevada. The Company was formerly in the business of developing internet search engine technology. In December 2012, Spectral changed its corporate focus from the natural resource sector and back to information technology. The Company focuses on acquiring and developing information technology.

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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2018, the Company has cash on hand of $658 and negative working capital of $742,955. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Revenue Recognition
The Company will recognize revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2018 and 2017, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and amounts payable to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 13,000,000 were outstanding at December 31, 2018 and 2017, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2018 and 2017, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2018 and 2017. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2018 and 2017:

Non-Controlling
Interest
Balance at December 31, 2017	$(219,129)
Net loss attributable to non-controlling interest	(824)
Balance at December 31, 2018	$(219,953)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The adoption of this standard did not have an impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842), that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU No. 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The FASB issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Akoranga, AG

At December 31, 2018 and 2017, $0 and $0, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company’s business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. The decrease in amounts payable were due to changes in foreign currency exchange rates. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $149,933 and $151,115 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, amounts due to the CEO related to accrued salaries were $617,765 and $467,832, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2018 and 2017, the Company's CEO was due $125,069 and $96,354 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS' DEFICIT

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model for which has been previously expensed.

 Summary of Stock Options

A summary of changes in stock options during the years ended December 31, 2018 and 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2016	13,000,000	$0.70	4.80
.	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2017	13,000,000	0.70	3.80
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2018	13,000,000	$0.70	2.80
Vested, December 31, 2018	13,000,000	$0.70	2.80

NOTE 5 – INCOME TAXES

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $13,900,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2018	2017
Federal income tax benefit attributable to:
Current operations	$37,282	$39,816
Less: valuation allowance	(37,282)	(39,816)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2018	2017
Deferred tax asset attributable to:
Net operating loss carryforward	$4,762,608	$4,725,326
Less: valuation allowance	(4,762,608)	(4,725,326)
Net deferred tax asset	$-	$-

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

In December 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. The Company is currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2018.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2018:

Name	Age	Position
Jenifer Osterwalder	54	Chief Executive Officer, President and Director

Stephen Spalding	72	Interim Chief Financial and Accounting Officer and Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2018, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2018, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2018, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2018	$149,933	-	-	-	-	-	-	$149,933
Chief Executive Officer*	2017	$151,115	-	-	-	-	-	-	$151,115

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder 12,350 CHF a month for her services. As of December 31, 2018 and 2017, amounts due to Ms. Osterwalder for accrued compensation were $617,765 and $467,832, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2018, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,000,000 outstanding option equity awards at our year end, 6,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder, 3,500,000 held by director Stephen Spalding and 1,000,000 held by members of our advisory board and 2,500,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2018:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 1,000,000 of his option shares are currently exercisable. In 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share in February 2012 of which are 100% vested as of December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2018:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	13,000,000	$0.70	2,000,000
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 1, 2019. The information in these tables provides ownership information for:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Akoranga, AG

At December 31, 2018 and 2017, $0 and $0, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company’s business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $149,933 and $151,115 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, amounts due to the CEO related to accrued salaries were $617,765 and $467,832, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances are bear no interest and are due on demand. As of December 31, 2018 and 2017, the Company's CEO was due $125,069 and $96,354 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2018	2017
Audit fees	$23,600	$23,600
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$23,600	$23,600

ITEM 15. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

Date: March 11, 2019	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Stephen Spalding Chief Financial and Accounting Officer