Form 10-Q
period 2019-06-30
SPECTRAL CAPITAL Corp
filed 2019-08-06
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ⌧
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

As of July 31, 2019, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(UNAUDITED)
Item 1: Financial Statements

Our unaudited interim financial statements for the three and six months ended June 30, 2019 and 2018 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements of Spectral Capital Corporation, Inc.

Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited)	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(UNAUDITED)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$830	$658
Current assets	830	658

Total assets	$830	$658

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$779	$779
Related party advances and accruals	837,422	742,834
Deferred revenue	191	-
Current liabilities	838,392	743,613

Total liabilities	838,392	743,613

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of June 30, 2019 and December 31,2018	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,416,457)	(28,322,469)
Total stockholders' deficit	(616,990)	(523,002)
Non-controlling interest	(220,572)	(219,953)
Total stockholders' deficit	(837,562)	(742,955)
Total liabilities and stockholders' deficit	$830	$658

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues	$72	$-	$96	$-

Operating expenses:
Selling, general and administrative	6,912	4,813	20,769	19,179
Wages and benefits	37,012	37,465	73,934	76,776
Total operating expenses	43,924	42,278	94,703	95,955
Operating loss	(43,924)	(42,278)	(94,607)	(95,955)

Loss from operations and before non-controlling interest and provision for income taxes	(43,924)	(42,278)	(94,607)	(95,955)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(43,924)	(42,278)	(94,607)	(95,955)

Loss attributable to non-controlling interest	312	263	619	525

Net loss attributable to Spectral Capital Corporation	$(43,612)	$(42,015)	$(93,988)	$(95,430)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(93,988)	$(95,430)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(619)	(525)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	73,934	76,776
Deferred revenue	191	-
Net cash used in operating activities	(20,482)	(19,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	20,654	18,794
Net cash provided by financing activities	20,654	18,794

Change in cash and cash equivalents	172	(385)
Cash and cash equivalents, beginning of period	658	692
Cash and cash equivalents, end of period	$830	$307

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of June 30, 2019, the Company has cash on hand of $830 and negative working capital of $837,562. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
JUNE 30, 2019
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2019 and December 31, 2018, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 13,000,000 were outstanding at June 30, 2019 and 2018, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and months ended June 30, 2019 and 2018, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2019. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2019:

Non-Controlling
Interest
Balance at December 31, 2018	$(219,953)
Net loss attributable to non-controlling interest	(619)
Balance at June 30, 2019	$(220,572)

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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. The Company adopted the standard effective January 1, 2019 with no impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. This ASU will not have a material impact on the Company’s condensed consolidated statements of operations.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

NOTE 3– RELATED PARTY TRANSACTIONS

Akoranga, AG

At June 30, 2019 and December 31, 2018, $0 and $0, respectively, was owed to Akoranga AG, a Swiss Company owned by the CEO of Spectral. Akoranga was formed to facilitate the Company’s business in Europe. In connection with the facilitation of the Company's operations which includes making payments on the Company's obligations, Akoranga charges the Company a 10% fee on all transactions processed by Akoranga on behalf of the Company. The Company ceased using Akoranga services in August 2014. The advances do not incur interest and are payable upon demand. The decrease in amounts payable were due to changes in foreign currency exchange rates. As of December 31, 2017, all loans with Akoranga have been forgiven. The forgiveness was treated as a capital contribution to additional paid-in capital as the Company's CEO also controls the operations of Akoranga.

Jenifer Osterwalder, the Company's Chief Executive Officer

Through August 2014, Akoranga charged the Company 12,350 CHF per month for the Company's CEO, Jenifer Osterwalder, for services related to the Company. Starting in September 2014, these amounts were the responsibility of the Company. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $73,934 and $76,776 for the six months ended June 30, 2019 and 2018, respectively. Amounts charged by Akoranga to the Company prior to August 2014 are included within the Akoranga liability disclosed above. As of June 30, 2019 and December 31, 2018, amounts due to the CEO related to accrued salaries were $691,699 and $617,765, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of June 30, 2019 and December 31, 2018, the Company's CEO was due $145,723 and $125,069 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS DEFICIT

Changes in Stockholders' Deficit

Net loss and non-controlling interest were the only changes to stockholders' deficit during the three and six months ended June 30, 2019 and 2018.

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, recognized during the six months ended June 30, 2019 and 2018 was $0 and $0, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 13, 2019 and all subsequent filings.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues increased from zero for the three months ended June 30, 2018 to $72 for the three months ended June 30, 2019. The increase is due to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses increased $1,646, from $42,278 for the three months ended June 30, 2018 to $43,924 for the three months ended June 30, 2019.  The minimal increase is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues increased from zero for the six months ended June 30, 2018 to $96 for the six months ended June 30, 2019. The increase is due to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses decreased $1,252, from $95,955 for the six months ended June 30, 2018 to $94,703 for the six months ended June 30, 2019.  The minimal decrease is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

Liquidity and Capital Resources

As of June 30, 2019, we had $830 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $1,303, from $19,179 for the six months ended June 30, 2018 to $20,482 for the six months ended June 30, 2019. This increase was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities increased by $1,860 from $18,794 for the six months ended June 30, 2018 to $20,654 for the six months ended June 30, 2019. Net cash provided by financing activities during the six months ended June 30, 2019 and 2018 related to net proceeds from advances from a related party in connection with payment of the Company's obligations.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August ___, 2019