Form 10-Q
period 2019-09-30
SPECTRAL CAPITAL Corp
filed 2019-11-06
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-50274

Spectral Capital Corporation
(Exact name of Registrant as specified in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4500 9th Avenue NE, Seattle, WA	98105
(Address of principal executive offices)	(Zip/Postal Code)

(206) 385-6490
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes  [ X] No

As of October 31, 2019, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and nine months ended September 30, 2019 and 2018 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

 SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(UNAUDITED)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$626	$658
Current assets	626	658

Total assets	$626	$658

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$779	$779
Related party advances and accruals	879,993	742,834
Deferred revenue	119	-
Current liabilities	880,891	743,613

Total liabilities	880,891	743,613

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of September 30, 2019 and December 31,2018	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,458,923)	(28,322,469)
Total stockholders' deficit	(659,456)	(523,002)
Non-controlling interest	(220,809)	(219,953)
Total stockholders' deficit	(880,265)	(742,955)
Total liabilities and stockholders' deficit	$626	$658

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenues	$71	$-	$167	$-

Operating expenses:
Selling, general and administrative	5,446	4,884	26,215	24,063
Wages and benefits	37,328	36,295	111,262	113,071
Total operating expenses	42,774	41,179	137,477	137,134
Operating loss	(42,703)	(41,179)	(137,310)	(137,134)

Loss from operations and before non-controlling interest and provision for income taxes	(42,703)	(41,179)	(137,310)	(137,134)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(42,703)	(41,179)	(137,310)	(137,134)

Loss attributable to non-controlling interest	237	102	856	627

Net loss attributable to Spectral Capital Corporation	$(42,466)	$(41,077)	$(136,454)	$(136,507)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
June 30, 2019	117,857,623	$11,786	$27,787,681	$(220,572)	$(28,416,457)	$(837,562)

Non-controlling interest	-	-	-	(237)	-	(237)
Net loss	-	-	-	-	(42,466)	(42,466)

September 30, 2019	117,857,623	$11,786	$27,787,681	$(220,809)	$(28,458,923)	$(880,265)

	117,857,623	11,786	27,787,681	(220,809)	(28,458,923)	(880,265)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2018	117,857,623	$11,786	$27,787,681	$(219,953)	$(28,322,469)	$(742,955)

Non-controlling interest	-	-	-	(856)	-	(856)
Net loss	-	-	-	-	(136,454)	(136,454)

September 30, 2019	117,857,623	$11,786	$27,787,681	$(220,809)	$(28,458,923)	$(880,265)

	117,857,623	11,786	27,787,681	(220,809)	(28,458,923)	(880,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(136,454)	$(136,507)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(856)	(627)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	111,262	113,071
Deferred revenue	119	689
Net cash used in operating activities	(25,929)	(23,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	25,897	23,617
Net cash provided by financing activities	25,897	23,617

Change in cash and cash equivalents	(32)	243
Cash and cash equivalents, beginning of period	658	692
Cash and cash equivalents, end of period	$626	$935

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Relief of related party advances and accruals treated as a capital contribution to additional paid-in capital	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of September 30, 2019, the Company has cash on hand of $626 and negative working capital of $880,265. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
SEPTEMBER 30, 2019
(UNAUDITED)

Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2019 and December 31, 2018, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 13,000,000 were outstanding at September 30, 2019 and 2018, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2019. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2019:

Non-Controlling
Interest
Balance at December 31, 2018	$(219,953)
Net loss attributable to non-controlling interest	(856)
Balance at September 30, 2019	$(220,809)

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

SPECTRAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $111,262 and $113,071 for the nine months ended September 30, 2019 and 2018, respectively. Amounts charged by As of September 30, 2019 and December 31, 2018, amounts due to the CEO related to accrued salaries were $729,027 and $617,765, respectively.

Commencing in September 2014, from time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2019 and December 31, 2018, the Company's CEO was due $150,966 and $125,069 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS DEFICIT

Changes in Stockholders' Deficit

Net loss and non-controlling interest were the only changes to stockholders' deficit during the three and nine months ended September 30, 2019 and 2018.

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, recognized during the nine months ended September 30, 2019 and 2018 was $0 and $0, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 5– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues increased from zero for the three months ended September 30, 2018 to $71 for the three months ended September 30, 2019. The increase is due to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses increased $1,595, from $41,179 for the three months ended September 30, 2018 to $42,774 for the three months ended September 30, 2019.  The minimal increase is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues increased from zero for the nine months ended September 30, 2018 to $167 for the nine months ended September 30, 2019. The increase is due to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses increased $176, from $137,134 for the nine months ended September 30, 2018 to $137,310 for the nine months ended September 30, 2019.  The minimal increase is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

Liquidity and Capital Resources

As of September 30, 2019, we had $626 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $2,555, from $23,374 for the nine months ended September 30, 2018 to $25,929 for the nine months ended September 30, 2019. This increase was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities increased by $2,280 from $23,617 for the nine months ended September 30, 2018 to $25,897 for the nine months ended September 30, 2019. Net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 related to net proceeds from advances from a related party in connection with payment of the Company's obligations.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

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

Dated: November 6, 2019