Form 10-K
period 2019-12-31
SPECTRAL CAPITAL Corp
filed 2020-02-10
CIK 1131903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 0-50274

Spectral Capital Corporation
(Name of small business issuer in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 9th Avenue NE, Seattle, WA	98105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (206) 385-6490

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     ☐ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☐ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☐  No

As of February 5, 2020, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $577,434.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral has acquired significant stakes in two technology companies and intends to increase its portfolio over time.

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

Our principal executive offices are located at 4500 9th Avenue NE, Seattle, Washington 98105. Our phone number is (206) 385-6490.  The Company’s year end is December 31.

PRINCIPAL PRODUCTS AND SERVICES

Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries. The Company looks for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies and intends to increase its portfolio over time.

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

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology by flooding the technology with financial and human resources.  Spectral’s approach is much more targeted.  We only develop technology that we believe has a very specific fit with our expertise and limited capital.  We develop technology that does not require massive investments in sales and marketing in order to reach an initial audience.

We currently have two technology companies in the Spectral portfolio, Noot, and Monitr.

Noot is a mobile technology company that created the mobile application “Noot” which utilized proprietary search engine technology for mobile devices that delivered personalized information to the user. While Noot is no longer a working mobile application, as we determined the revenue potential did not meet our expectations, we are seeking alternative business opportunities to utilize the underlining technology.

Monitr, launched in late 2014, is a technology and financial data services company that identifies for investors  stocks that its software detects to be trending up in price at the moment.

·
Monitr leverages cloud computing, big data and software to analyze the financial markets to discover those stocks that are trending now. Thousands of companies, news stories, blogs and opinion pieces are analyzed daily to uncover the trends and displayed in an accessible and easy-to-use web based interface for investors and traders.

·	Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

·	Monitr is offered for all types of investors

·	Monitr is independent and not being paid to promote stocks .

·	Monitr is simple to use and removes a lot of guess work for new and seasoned investors.

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities across markets in part to detect trends and provide relevant data for its users.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has focused on sourcing its services to professional trading organizations that want access to Monitr´s trend detecting software.

On September 30, 2015 one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Analytics, Search & Software portfolio companies and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C (“Business to Consumer”) and B2B (“Business to Business”) software applications (“Applications or Apps”) as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google and other destination search websites and search centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

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

With the growth of Fintech, Monitr has a growing list of competitors, however, we believe that Monitr´s trend detecting software performs well relative to the competition.  Over time, though, Monitr will require additional investment into its software to remain competitive in the growing marketplace.

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

OPERATIONS

Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries. The Company looks for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies and intends to increase its portfolio over time.

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

For the year ended December 31, 2019, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business.

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

Our Competitive Position

Because we currently have already acquired interests in two portfolio companies, our competitive position with respect to our existing projects is relevant to our ability to attract and retain key management personnel.   The technology sector is booming and successes like Google, Facebook and Twitter, as well as a proliferation of other mobile technologies, drive intense competition for executive talent in the industry.  As a smaller competitor without a track record operating in a booming area, we will have to offer significant cash and equity incentives to attract talented personnel.  As we have had some limited success to date in attracting officers and board members based on the strength of our portfolio companies to date, we believe that we are reasonably well positioned to compete for these human resources if  we are able to raise significant additional funding.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

We are not particularly dependent on any one customer or supplier.

INTELLECTUAL PROPERTY

Overview

Our intellectual property consists almost exclusively of trade secret protectable software code and proprietary information technology architecture.

We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success.

The businesses within our Noot Search and Monitr´s trend detection software rely upon trade secrets, including algorithms for the generation, organization and presentation of search results.

Trademarks

We no longer intend to apply for registration of a trademark with the United States Patent and Trademark Office given the company’s current status.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2019, we had one full-time employee.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Item 1A.  RISK FACTORS

Not required.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 4500 9th Avenue NE, Seattle, Washington, 98105.  Our telephone number is (206) 385-6490. The lease for this space is a revolving three-month term.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Markets Pink Sheets, under the symbol “FCCN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two years on the OTC Markets Pink Sheets, and as obtained from otcmarkets.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2018 Quarter ended
March 31, 2018	$0.0044	$0.0023
June 30, 2018	$0.0072	$0.0025
September 30, 2018	$0.0050	$0.0026
December 31, 2018	$0.0060	$0.0023

Year ended 2019 Quarter ended
March 31, 2019	$0.0076	$0.0022
June 30, 2019	$0.0049	$0.0020
September 30, 2019	$0.0035	$0.0015
December 31, 2019	$0.0049	$0.0025

STOCKHOLDERS

As of February 5, 2020, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies. Spectral intends to own, in full or in part, early stage technology companies.

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

Noot is a mobile technology company that created the mobile application “Noot” which utilized proprietary search engine technology for mobile devices that delivered personalized information to the user. While Noot is no longer a working mobile application, as we determined the revenue potential did not meet our expectations, we are seeking alternative business opportunities to utilize the underlining technology.

Monitr, launched in late 2014, is a technology and financial data services company that identifies for investors stocks that its software detects to be trending up in price at the moment.

·	Monitr leverages cloud computing, big data and software to analyze the financial markets to discover those stocks that are trending now. Thousands of companies, news stories, blogs and opinion pieces are analyzed daily to uncover the trends and displayed in an accessible and easy-to-use web based interface for investors and traders.

·	Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

·	Monitr is offered for all types of investors

·	Monitr is independent and not being paid to promote stocks

·	Monitr is simple to use and removes a lot of guess work for new and seasoned investors.

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities across markets in part to detect trends and provide relevant data for its users.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has focused on sourcing its services to professional trading organizations that want access to Monitr´s trend detecting software.

On September 30, 2015, one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

Spectral's twelve-month plan includes the following goals/targets:

·	Complete one or more private equity placements;

·	Upgrade and add features to Monitr´s trend detecting software,

·	Solicit sales from larger financial institutions for Monitr´s customized analysis, real time data services and other API features;

·	Upgrade and determine business development opportunities for Noot´s search technology.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized any revenues.

Operating Expenses

Operating expenses increased $586, from $178,359 for the year ended December 31, 2018 to $179,184 for the year ended December 31, 2019.  The continued low amount of costs is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had $853 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $1,583, from $28,426 for the year ended December 31, 2018 to $30,009 for the year ended December 31, 2019. This continued low amount of costs was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities increased by $1,812 from $28,392 for the year ended December 31, 2018 to $30,204 for the year ended December 31, 2019. Net cash provided by financing activities during the years ended December 31, 2019 and 2018 related to advances from a related party in connection with payment of the Company's obligations.

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

SPECTRAL CAPITAL CORPORATION

 TABLE OF CONTENTS

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the "Company") as of December 31, 2019 and 2018, the related statement of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
February 5, 2020

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
Assets:
Cash and cash equivalents	$853	$658
Current assets	853	658

Total assets	$853	$658

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$779	$779
Related party advances and accruals	921,926	742,834
Deferred revenue	48	-
Current liabilities	922,753	743,613

Total liabilities	922,753	743,613

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2019 and 2018	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,500,282)	(28,322,469)
Total stockholders' deficit	(700,815)	(523,002)
Non-controlling interest	(221,085)	(219,953)
Total stockholders' deficit	(921,900)	(742,955)
Total liabilities and stockholders' deficit	$853	$658

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Revenues	$239	$-

Operating expenses:
Selling, general and administrative	30,296	28,426
Wages and benefits	148,888	149,933
Total operating expenses	179,184	178,359
Operating loss	(178,945)	(178,359)

Loss from operations and before non-controlling interest and provision for income taxes	(178,945)	(178,359)

Provision for income taxes	-	-

Net loss before non-controlling interest	(178,945)	(178,359)

Loss attributable to non-controlling interest	1,132	824

Net loss attributable to Spectral Capital Corporation	$(177,813)	$(177,535)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated	Shareholders'
	Shares	Amount	Capital	Interest	Deficit	Deficit

December 31, 2017	117,857,623	$11,786	$27,787,681	$(219,129)	$(28,144,934)	$(564,596)

Non-controlling interest	-	-	-	(824)	-	(824)
Net loss	-	-	-	-	(177,535)	(177,535)

December 31, 2018	117,857,623	11,786	27,787,681	(219,953)	(28,322,469)	(742,955)

Non-controlling interest	-	-	-	(1,132)	-	(1,132)
Net loss	-	-	-	-	(177,813)	(177,813)

December 31, 2019	117,857,623	$11,786	$27,787,681	$(221,085)	$(28,500,282)	$(921,900)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(177,813)	$(177,535)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(1,132)	(824)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	148,888	149,933
Deferred revenue	48	-
Net cash used in operating activities	(30,009)	(28,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	30,204	28,392
Net cash provided by financing activities	30,204	28,392

Change in cash and cash equivalents	195	(34)
Cash and cash equivalents, beginning of period	658	692
Cash and cash equivalents, end of period	$853	$658

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries. The Company looks for technology that can be protected through patents or laws regarding trade secrets.  Spectral has acquired significant stakes in two technology companies and intends to increase its portfolio over time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2019, the Company has cash on hand of $853 and negative working capital of $921,900. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Revenue Recognition
The Company will recognize revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the year ended June 30, 2019, were insignificant to the financial statements. These revenues are for one annual subscription sold to which is being recorded over the subscription period. Deferred revenue represents amounts in which still have yet to be earned.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2019 and 2018, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable, deferred revenue and amounts payable to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 were outstanding at December 31, 2019 and 2018, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2019 and 2018, as their effect would have been anti-dilutive.

Non-Controlling Interests
Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2019 and 2018. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2019 and 2018:

Non-Controlling
Interest
Balance at December 31, 2018	$(219,953)
Net loss attributable to non-controlling interest	(1,132)
Balance at December 31, 2019	$(221,085)

Foreign Currency
The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.

Recent Accounting Pronouncements

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842), that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU No. 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The Company adopted the new standard on January 1, 2019. The adoption of the standard did not have an impact on the consolidated financial statements and related disclosures.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

The Company’s CEO is to be paid 12,350 CHF per month for services related to the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $148,888 and $149,933 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, amounts due to the CEO related to accrued salaries were $766,653 and $617,765, respectively. Effective January 1, 2020, the CEO is to be paid $12,000 USD per month for services related to the Company.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2019 and 2018, the Company's CEO was due $155,273 and $125,069 in connection with these advances, respectively.

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

A summary of changes in stock options during the years ended December 31, 2019 and 2018 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2017	13,000,000	$0.70	3.80
	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2018	13,000,000	0.70	2.80
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2019	13,000,000	$0.70	1.80
Vested, December 31, 2019	13,000,000	$0.70	1.80

 NOTE 5 – INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $14,100,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2019	2018
Federal income tax benefit attributable to:
Current operations	$37,341	$37,282
Less: valuation allowance	(37,341)	(37,282)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2019	2018
Deferred tax asset attributable to:
Net operating loss carryforward	$4,799,949	$4,762,608
Less: valuation allowance	(4,799,949)	(4,762,608)
Net deferred tax asset	$-	$-

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three-month basis in Seattle, Washington.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analysed its operations subsequent to December 31, 2019 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than those disclosed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2019.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2019:

Name	Age	Position

Jenifer Osterwalder	55	Chief Executive Officer, President and Director

Stephen Spalding	73	Interim Chief Financial and Accounting Officer and Director

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

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

·	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

·
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 4500 9th Avenue NE, Seattle, Washington 98105.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2019	$148,888	-	-	-	-	-	-	$148,888
Chief Executive Officer*	2018	$149,933	-	-	-	-	-	-	$149,933

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder 12,350 CHF a month for her services. As of December 31, 2019 and 2018, amounts due to Ms. Osterwalder for accrued compensation were $766,653 and $617,765, respectively. Effective January 1, 2020, the CEO is to be paid $12,000 USD per month for services related to the Company.

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 13,000,000 outstanding option equity awards at our year end, 7,000,000 held by our President and Chief Executive Officer, Jenifer Osterwalder and 3,500,000 held by director Stephen Spalding and 2,500,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2019:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director, which means that 1,000,000 of his option shares are currently exercisable. In February 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share, which are 100% vested as of December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2019:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 5, 2020. The information in these tables provides ownership information for:

·	each person known by us to be the beneficial owner of more than a 5% of our common stock

·	each of our directors and executive officers; and

·	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The address of each person listed is care of Spectral Capital Corporation., 4500 9th Avenue NE, Seattle, Washington, 98105.

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	7,013,934	5.5%

Stephen Spalding (2)	3,500,000	2.7%

All officers, directors, and 5% or greater shareholders as a group (2 persons)	9,513,934	7.5%

(1)
Consists of 13,934 shares owned directly and immediately exercisable options to purchase 2,000,000 common shares at an exercise price of $1.00 per share and 5,000,000 options to purchase common stock at $0.61 per share.

(2)	Includes options to purchase 1,000,000 shares of common stock at $1.00 per share, and options to purchase 2,500,000 shares of common stock at $0.61 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Jenifer Osterwalder, the Company's Chief Executive Officer

The Company’s CEO is to be paid 12,350 CHF per month for services related to the Company. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $148,888 and $149,933 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, amounts due to the CEO related to accrued salaries were $766,653 and $617,765, respectively. Effective January 1, 2020, the CEO is to be paid $12,000 USD per month for services related to the Company.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2019 and 2018, the Company's CEO was due $155,273 and $125,069 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2019	2018
Audit fees	$19,413	$23,600
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$19,413	$23,600

ITEM 15. EXHIBITS

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

Date: February 5, 2020	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer