Form 10-Q
period 2020-09-30
SPECTRAL CAPITAL Corp
filed 2020-11-03
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

SPECTRAL CAPITAL CORPORATION

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS4

Item 1: Financial Statements0

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK10

ITEM 4. CONTROLS AND PROCEDURES10

PART II OTHER INFORMATION12

Item 1. Legal Proceedings12

Item 2. Unregistered Sales of Securities and Use of Proceeds12

Item 3. Defaults Upon Senior Securities12

Item 4. Mine Safety Disclosures.12

Item 5. Other Information12

Item 6. Exhibits12

SIGNATURE13

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and nine months ended September 30, 2020 and 2019 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$ 463	$ 853
Current assets	463	853

Total assets	$ 463	$ 853

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$ 779	$ 779
Related party advances and accruals	1,050,195	921,926
Deferred revenue	-	48
Current liabilities	1,050,974	922,753

Total liabilities	1,050,974	922,753

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of September 30, 2020 and December 31, 2019	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,628,373)	(28,500,282)
Total stockholders' deficit	(828,906)	(700,815)
Non-controlling interest	(221,605)	(221,085)
Total stockholders' deficit	(1,050,511)	(921,900)
Total liabilities and stockholders' deficit	$ 463	$ 853

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenues	$ -	$ 71	$ 48	$ 167

Operating expenses:
Selling, general and administrative	4,809	5,446	20,659	26,215
Wages and benefits	36,000	37,328	108,000	111,262
Total operating expenses	40,809	42,774	128,659	137,477
Operating loss	(40,809)	(42,703)	(128,611)	(137,310)

Loss from operations and before non-controlling interest and provision for income taxes	(40,809)	(42,703)	(128,611)	(137,310)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(40,809)	(42,703)	(128,611)	(137,310)

Loss attributable to non-controlling interest	14	237	520	856

Net loss attributable to Spectral Capital Corporation	$ (40,795)	$ (42,466)	$ (128,091)	$ (136,454)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
June 30, 2020	117,857,623	$ 11,786	$ 27,787,681	$ (221,591)	$ (28,587,578)	$ (1,009,702)

Non-controlling interest	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(40,795)	(40,795)

September 30, 2020	117,857,623	$ 11,786	$ 27,787,681	$ (221,605)	$ (28,628,373)	$ (1,050,511)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2019	117,857,623	$ 11,786	$ 27,787,681	$ (221,085)	$ (28,500,282)	$ (921,900)

Non-controlling interest	-	-	-	(520)	-	(520)
Net loss	-	-	-	-	(128,091)	(128,091)

September 30, 2020	117,857,623	$ 11,786	$ 27,787,681	$ (221,605)	$ (28,628,373)	$ (1,050,511)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
June 30, 2019	117,857,623	$ 11,786	$ 27,787,681	$ (220,572)	$ (28,416,457)	$ (837,562)

Non-controlling interest	-	-	-	(237)	-	(237)
Net loss	-	-	-	-	(42,466)	(42,466)

September 30, 2019	117,857,623	$ 11,786	$ 27,787,681	$ (220,809)	$ (28,458,923)	$ (880,265)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2018	117,857,623	$ 11,786	$ 27,787,681	$ (219,953)	$ (28,322,469)	$ (742,955)

Non-controlling interest	-	-	-	(856)	-	(856)
Net loss	-	-	-	-	(136,454)	(136,454)

September 30, 2019	117,857,623	$ 11,786	$ 27,787,681	$ (220,809)	$ (28,458,923)	$ (880,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$ (128,091)	$ (136,454)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(520)	(856)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	108,000	111,262
Deferred revenue	(48)	119
Net cash used in operating activities	(20,659)	(25,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	20,269	25,897
Net cash provided by financing activities	20,269	25,897

Change in cash and cash equivalents	(390)	(32)
Cash and cash equivalents, beginning of period	853	658
Cash and cash equivalents, end of period	$ 463	$ 626

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of September 30, 2020, the Company has cash on hand of $463 and negative working capital of $1,050,511. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

SEPTEMBER 30, 2020

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2020 and December 31, 2019, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

Revenue Recognition

The Company will recognize revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the nine months ended September 30, 2020, were insignificant to the financial statements. These revenues are for one annual subscription sold to which is being recorded over the subscription period. Deferred revenue represents amounts in which still have yet to be earned.

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 13,000,000 and 13,000,000 were outstanding at September 30, 2020 and 2019, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, as their effect would have been anti-dilutive.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2020. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2020:

Non-Controlling
Interest
Balance at December 31, 2019	$ (221,085)
Net loss attributable to non-controlling interest	(520)
Balance at September 30, 2020	$ (221,605)

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

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact the Company’s financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $108,000 and $111,262 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, amounts due to the CEO related to accrued salaries were $874,653 and $766,653, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2020 and December 31, 2019, the Company's CEO was due $175,542 and $155,273 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

Net loss and non-controlling interest were the only changes to stockholders' deficit during the three and nine months ended September 30, 2020 and 2019.

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, recognized during the nine months ended September 30, 2020 and 2019 was $0 and $0, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues decreased from $71 for the three months ended September 30, 2019 to zero for the three months ended September 30, 2020. The decrease is due to three months’ worth of revenue in 2019 compared to zero months worth of revenue in 2020 related to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses decreased $1,965, from $42,774 for the three months ended September 30, 2019 to $40,809 for the three months ended September 30, 2020.  The minimal decrease is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements. In addition, the change in the CEO’s salary accounted for a portion of the decrease.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues decreased from $167 for the nine months ended September 30, 2019 to $48 for the nine months ended September 30, 2020. The decrease is due to seven months’ worth of revenue in 2019 compared to two months worth of revenue in 2020 related to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses decreased $8,818, from $137,477 for the nine months ended September 30, 2019 to $128,659 for the nine months ended September 30, 2020.  The minimal decrease is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements. In addition, the change in the CEO’s salary accounted for a portion of the decrease.

Liquidity and Capital Resources

As of September 30, 2020, we had $463 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $5,270, from $25,929 for the nine months ended September 30, 2019 to $20,659 for the nine months ended September 30, 2020. This decrease was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities decreased by $5,628 from $25,897 for the nine months ended September 30, 2019 to $20,269 for the nine months ended September 30, 2020. Net cash provided by financing activities during the nine months ended September 30, 2020 and 2019 related to net proceeds from advances from a related party in connection with payment of the Company's obligations.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 3, 2020