Form 10-K
period 2020-12-31
SPECTRAL CAPITAL Corp
filed 2021-02-18
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      ¨ Yes    x No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   x Yes   ¨ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  x Yes    o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   x Yes     o No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    x  No

As of February 18, 2021, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $412,453.

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

·       Monitr leverages cloud computing, big data and software to analyze the financial markets to discover those stocks that are trending now. Thousands of companies, news stories, blogs and opinion pieces are analyzed daily to uncover the trends and displayed in an accessible and easy-to-use web-based interface for investors and traders.

·       Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities across markets in part to detect trends and provide relevant data for its users.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead, it has focused on sourcing its services to professional trading organizations that want access to Monitr’s trend detecting software.

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

In the case of our portfolio companies Noot and Monitr, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, the usefulness of our analytics and other content, the functionality of our software and the quality of related content and features and the attractiveness of the services provided by our technology generally to consumers and business relative to those of our competitors. All of these attributes require capital expenditures in order to compete in this marketplace effectively.

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

We do not have any current long-term agreements that impact our business.

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

The majority of our operations consist of the development and commercialization of portfolio technology; including attendant information security needs and providing consistent and reliable access to our applications/technology.

RESEARCH AND DEVELOPMENT

We conducted development efforts regarding our previously held oil and gas properties.  As we have divested of our operating oil assets, we do not anticipate any additional development expenses in existing the natural resource sector.

For the year ended December 31, 2020, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business.

COMPETITION

Overview

Some of the largest and most technologically sophisticated and financially successful companies in the world compete in the search engine and software development space. Capital requirements in this space can easily run into the hundreds of millions of dollars and Spectral is in no way able to compete directly against its larger and more well-financed competitors with respect to technology brands which require hundreds of millions of dollars to be spent either on technology development or sales and marketing.  Instead, we tend to compete against much smaller companies, with limited capital resources, who are all looking at early-stage technology companies which require 1-4 years of development and $2-$5 million dollars in financing in order to reach critical mass in an important market.

Therefore, Spectral, like its smaller competitors within this space, can compete only by having a low enough overhead, a flexible enough risk profile, patience, a willingness to secure expensive management and technological resources on a flexible project basis and the utilization of equity-based incentives to attract talented personnel who find the risk reward profile of emerging growth companies appealing.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2020, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2020, we had one full-time employee.

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this annual report on Form 10-K for the year ended December 31, 2020, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES

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

Period	High*	Low*

Year ended 2019 Quarter ended
March 31, 2019	$0.0076	$0.0022
June 30, 2019	$0.0049	$0.0020
September 30, 2019	$0.0035	$0.0015
December 31, 2019	$0.0049	$0.0025

Year ended 2020 Quarter ended
March 31, 2020	$0.0029	$0.0021
June 30, 2020	$0.0050	$0.0015
September 30, 2020	$0.0058	$0.0026
December 31, 2020	$0.0070	$0.0031

STOCKHOLDERS

As of February 18, 2021, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

·      Upgrade and determine business development opportunities for Noot’s search technology.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized significant revenues.

Operating Expenses

Operating expenses decreased $10,785, from $179,184 for the year ended December 31, 2019 to $168,399 for the year ended December 31, 2020.  The decrease is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had $413 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities decreased $6,237, from $30,009 for the year ended December 31, 2019 to $23,772 for the year ended December 31, 2020. This continued low amount of costs was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities decreased by $6.872 from $30,204 for the year ended December 31, 2019 to $23,332 for the year ended December 31, 2020. Net cash provided by financing activities during the years ended December 31, 2020 and 2019 related to advances from a related party in connection with payment of the Company's obligations.

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

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

February 18, 2021

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
Assets:
Cash and cash equivalents	$ 413	$ 853
Current assets	413	853

Total assets	$ 413	$ 853

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$ 1,406	$ 779
Related party advances and accruals	1,089,258	921,926
Current liabilities	1,090,664	922,753
Total liabilities	1,090,664	922,753

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2020 and 2019	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,668,055)	(28,500,282)
Total stockholders' deficit	(868,588)	(700,815)
Non-controlling interest	(221,663)	(221,085)
Total stockholders' deficit	(1,090,251)	(921,900)
Total liabilities and stockholders' deficit	$ 413	$ 853

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Revenues	$ 48	$ 239

Operating expenses:
Selling, general and administrative	24,399	30,296
Wages and benefits	144,000	148,888
Total operating expenses	168,399	179,184

Net loss before non-controlling interest	(168,351)	(178,945)

Loss attributable to non-controlling interest	578	1,132

Net loss attributable to Spectral Capital Corporation	$ (167,773)	$ (177,813)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2018	117,857,623	$ 11,786	$ 27,787,681	$ (219,953)	$ (28,322,469)	$ (742,955)

Non-controlling interest	-	-	-	(1,132)	-	(1,132)
Net loss	-	-	-	-	(177,813)	(177,813)

December 31, 2019	117,857,623	$ 11,786	$ 27,787,681	$ (221,085)	$ (28,500,282)	$ (921,900)

Non-controlling interest	-	-	-	(578)	-	(578)
Net loss	-	-	-	-	(167,773)	(167,773)

December 31, 2020	117,857,623	$ 11,786	$ 27,787,681	$ (221,663)	$ (28,668,055)	$ (1,090,251)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$ (167,773)	$ (177,813)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(578)	(1,132)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	144,000	148,888
Accounts payable and accrued expenses	627	-
Deferred revenue	(48)	48
Net cash used in operating activities	(23,772)	(30,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	23,332	30,204
Net cash provided by financing activities	23,332	30,204

Change in cash and cash equivalents	(440)	195
Cash and cash equivalents, beginning of period	853	658
Cash and cash equivalents, end of period	$ 413	$ 853

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2020, the Company has cash on hand of $413 and negative working capital of $1,090,251. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The Company's industry is characterized by rapid changes in technology and customer demands. As a result, the Company's products may quickly become obsolete and unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, the Company's products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company's new products may not be favourably received. Nor may we have the capital resources to further the development of existing and/or new ones.

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

Revenue Recognition

The Company will recognize revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the year ended December 31, 2020, were insignificant to the financial statements. These revenues are for one annual subscription sold to which is being recorded over the subscription period. Deferred revenue represents amounts in which still have yet to be earned.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2020 and 2019, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 10,000,000 and 13,000,000were outstanding at December 31, 2020 and 2019, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2020 and 2019, as their effect would have been anti-dilutive.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2020 and 2019. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2020 and 2019:

Non-Controlling
Interest
Balance at December 31, 2018	$ (219,953)

Net loss attributable to non-controlling interest	(1,132)
Balance at December 31, 2019	$ (221,085)

Net loss attributable to non-controlling interest	(578)
Balance at December 31, 2020	$ (221,663)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. Previously she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $144,000 and $148,888 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, amounts due to the CEO related to accrued salaries were $910,653 and $766,653, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2020 and 2019, the Company's CEO was due $178,605 and $155,273 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS' DEFICIT

Changes in Stockholders' Deficit

Net loss and non-controlling interest were the only changes to stockholders' deficit during the year ended December 31, 2020 and 2019.

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

A summary of changes in stock options during the years ended December 31, 2020 and 2019 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
				Outstanding, December 31, 2018	13,000,000	$ 0.70	2.80
				Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2019	13,000,000	0.70	1.80
Issued	-	-	-
Exercised	-	-	-
Expired	(3,000,000)	1.00	-
Outstanding, December 31, 2020	10,000,000	$ 0.61	1.10
Vested, December 31, 2020	10,000,000	$ 0.61	1.10

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, recognized during the year ended December 31, 2020 and 2019 was $0 and $0, respectively.

During the year ended December 31, 2020, 3,000,000 options to two employees expired without being exercised.

NOTE 5 – INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $14,200,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2020	2019
Federal income tax benefit attributable to:
Current operations	$ 35,219	$ 37,341
Less: valuation allowance	(35,219)	(37,341)
Net provision of income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset attributable to:
Net operating loss carryforward	$ 4,835,168	$ 4,799,949
Less: valuation allowance	(4,835,168)	(4,799,949)
Net deferred tax asset	$ -	$ -

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

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analysed its operations subsequent to December 31, 2020 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than those disclosed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2020.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2020:

Name	Age	Position
Jenifer Osterwalder	56	Chief Executive Officer, President and Director

Stephen Spalding	74	Interim Chief Financial and Accounting Officer and Director

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

·any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

·any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

·being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2020, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2020, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 4500 9th Avenue NE, Seattle, Washington 98105.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards**	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2020	$144,000	-	-	-	-	-	-	$144,000
Chief Executive Officer*	2019	$148,888	-	-	-	-	-	-	$148,888

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder $12,000 a month beginning January 1, 2020 for services rendered. Previously she was charging 12,350 CHF per month for services rendered. As of December 31, 2020 and 2019, amounts due to Ms. Osterwalder for accrued compensation were $910,653 and $766,653, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2020, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 5,000,000 outstanding option equity awards at our year end, held by our President and Chief Executive Officer, Jenifer Osterwalder and 2,500,000 held by director Stephen Spalding and 2,500,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2020:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

*Mr. Spalding was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00, with five year vesting that vests annually on the 12 month anniversary of his service as director. These options expired unexercised in October 2020. In February 2012, he was also awarded options to purchase 2,500,000 shares of common stock at $0.61 per share, which are 100% vested as of December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	10,000,000	$0.61	5,000,000
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 18, 2021. The information in these tables provides ownership information for:

·each person known by us to be the beneficial owner of more than a 5% of our common stock

·each of our directors and executive officers; and

·all of our directors and executive officers as a group.

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

Name	Amount and Nature of Ownership	Percent of Class*

Jenifer Osterwalder (1)	5,013,934	4.0%

Stephen Spalding (2)	2,500,000	2.0%

All officers, directors, and 5% or greater shareholders as a group (2 persons)	7,513,934	6.0%

(1)Consists of 13,934 shares owned directly and immediately exercisable options to purchase 5,000,000 shares of common stock at $0.61 per share.

(2)Includes options to purchase 2,500,000 shares of common stock at $0.61 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. Previously she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $144,000 and $148,888 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, amounts due to the CEO related to accrued salaries were $910,653 and $766,653, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2020 and 2019, the Company's CEO was due $178,605 and $155,273 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2020	2019
Audit fees	$19,413	$19,413
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$19,413	$19,413

ITEM 15. EXHIBITS

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

Date: February 18, 2021	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer /s/ Stephen Spalding Chief Financial and Accounting Officer