Form 10-Q
period 2021-06-30
SPECTRAL CAPITAL Corp
filed 2021-08-12
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

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

[X] Yes  [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2021, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and six months ended June 30, 2021 and 2020 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$305	$413
Current assets	305	413

Total assets	$305	$413

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$778	$1,406
Related party advances and accruals	1,182,053	1,089,258
Current liabilities	1,182,831	1,090,664
Total liabilities	1,182,831	1,090,664

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of June30, 2021 and December 31, 2020	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,760,301)	(28,668,055)
Total stockholders' deficit	(960,834)	(868,588)
Non-controlling interest	(221,692)	(221,663)
Total stockholders' deficit	(1,182,526)	(1,090,251)
Total liabilities and stockholders' deficit	$305	$413

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Revenues	$-	$-	$-	$48

Operating expenses:
Selling, general and administrative	15,661	3,671	20,275	15,850
Wages and benefits	36,000	36,000	72,000	72,000
Total operating expenses	51,661	39,671	92,275	87,850

Net loss before non-controlling interest	(51,661)	(39,671)	(92,275)	(87,802)

Loss attributable to non-controlling interest	15	201	29	506

Net loss attributable to Spectral Capital Corporation	$(51,646)	$(39,470)	$(92,246)	$(87,296)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623	117,857,623	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated	Shareholders'
	Shares	Amount	Capital	Interest	Deficit	Deficit
March 31, 2021	117,857,623	$11,786	$27,787,681	$(221,677)	$(28,708,655)	$(1,130,865)

Non-controlling interest	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(51,646)	(51,646)

June 30, 2021	117,857,623	$11,786	$27,787,681	$(221,692)	$(28,760,301)	$(1,182,526)

Six Months Ended June 30, 2021

	Common Stock		Additional Paid- in	Non- Controlling	Accumulated	Shareholders'
	Shares	Amount	Capital	Interest	Deficit	Deficit
December 31, 2020	117,857,623	$11,786	$27,787,681	$(221,663)	$(28,668,055)	$(1,090,251)

Non-controlling interest	-	-	-	(29)	-	(29)
Net loss	-	-	-	-	(92,246)	(92,246)

June 30, 2021	117,857,623	$11,786	$27,787,681	$(221,692)	$(28,760,301)	$(1,182,526)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated	Shareholders'
	Shares	Amount	Capital	Interest	Deficit	Deficit
March 31, 2020	117,857,623	$11,786	$27,787,681	$(221,390)	$(28,548,108)	$(970,031)

Non-controlling interest	-	-	-	(201)	-	(201)
Net loss	-	-	-	-	(39,470)	(39,470)

June 30, 2020	117,857,623	$11,786	$27,787,681	$(221,591)	$(28,587,578)	$(1,009,702)

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated	Shareholders'
	Shares	Amount	Capital	Interest	Deficit	Deficit
December 31, 2019	117,857,623	$11,786	$27,787,681	$(221,085)	$(28,500,282)	$(921,900)

Non-controlling interest	-	-	-	(506)	-	(506)
Net loss	-	-	-	-	(87,296)	(87,296)

June 30, 2020	117,857,623	$11,786	$27,787,681	$(221,591)	$(28,587,578)	$(1,009,702)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(92,246)	$(87,296)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(29)	(506)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	72,000	72,000
Accounts payable and accrued expenses	(628)	-
Deferred revenue	-	(48)
Net cash used in operating activities	(20,903)	(15,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	20,795	15,514
Net cash provided by financing activities	20,795	15,514

Change in cash and cash equivalents	(108)	(336)
Cash and cash equivalents, beginning of period	413	853
Cash and cash equivalents, end of period	$305	$517

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of June 30, 2021, the Company has cash on hand of $305 and negative working capital of ($1,182,526). The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

JUNE 30, 2021

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2021 and December 31, 2020, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

JUNE 30, 2021

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

Revenue Recognition

The Company will recognize revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the six months ended June 30, 2021, were insignificant to the financial statements. These revenues are for one annual subscription sold to which is being recorded over the subscription period. Deferred revenue represents amounts in which still have yet to be earned.

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 10,000,000 and 13,000,000 were outstanding at June 30, 2021 and 2020, respectively, representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020, as their effect would have been anti-dilutive.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40%, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2021. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2021:

Non-Controlling Interest
Balance at December 31, 2020	$(221,663)
Net loss attributable to non-controlling interest	(29)
Balance at March 31, 2021	$(221,692)

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

JUNE 30, 2021

(UNAUDITED)

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $72,000 and $72,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, amounts due to the CEO related to accrued salaries were $982,653 and $910,653, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of June 30, 2021 and December 31, 2020, the Company's CEO was due $199,400 and $178,605 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

Net loss and non-controlling interest were the only changes to stockholders' deficit during the three and six months ended June 30, 2021 and 2020.

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

On February 6, 2012, the Company granted 7,500,000 options to two employees. Stock-based compensation is being recognized over the two year vesting period. The options were valued at $3,408,750 using the Black-Scholes Option Pricing Model. Employee stock-based compensation expense relating to options granted in 2010 and 2012, recognized during the three months ended June 30, 2021 and 2020 was $0 and $0, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 31, 2021 and June 30, 2020

Revenues

We are currently engaged in a technology development business and have exited natural resources. Revenues decreased from $48 for the six months ended June 30, 2020 to zero for the six months ended June 30, 2021. The decrease is due to three months’ worth of revenue in 2020 compared to zero months’ worth of revenue in 2021 related to a purchase of a subscription to the Company’s consolidated entity Monitr.

Operating Expenses

Operating expenses increased $4,425, from $87,850 for the six months ended June 30, 2020 to $92,275 for the six months ended June 30, 2021.  The minimal increase is due to the limited amount of capital available to the Company, thus, expenditures consists of costs related to keeping the Company current in their SEC reporting requirements.

Liquidity and Capital Resources

As of June 30, 2021, we had $305 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $5,053, from $15,850 for the six months ended June 30, 2020 to $20,903 for the six months ended June 30, 2021. This increase was primarily related to the increase in professional fees.

Net cash provided by financing activities increased by $5,281 from $15,514 for the six months ended June 30, 2020 to $20,795 for the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2021 and 2020 related to net proceeds from advances from a related party in connection with payment of the Company's obligations.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favourable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. In addition, if necessary, we will decrease expenses and redirect our efforts towards a sale of one of more of our assets should funding become inadequate.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 12, 2021