Form 10-K
period 2021-12-31
SPECTRAL CAPITAL Corp
filed 2022-03-04
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021.

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    [X]  No

As of January 31, 2022, there are issued and outstanding only common equity shares in the amount of 117,857,623 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sales price of such common equity was approximately $1,237,359.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Spectral Capital Corporation (“Spectral” or the Company, also “We or Us”) is a technology company focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral has acquired significant stakes in two technology companies and intends to increase its portfolio over time.

In December 2021, the company began providing telecommunications and data and switching services. Specifically Spectral is providing international long distance reselling services on a business-to-business (B2B) basis. The company is currently providing these services for select customers.

Spectral offers a complete selection of wholesale services for carriers and enterprises on our high-performance robust Voice & IP network and provides high-quality SIP trunking, termination and origination through our platform.  We make it easy for companies to operate with little to no investment or overhead allowing those companies to focus on serving their customers. Spectral has built a robust network and provides the applications and services to meet the needs of our telecommunications and data customers.

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

On March 7, 2005 we entered into a certain plan and agreement of reorganization with FUSA Technology Investments Corp. ("FTIC"), a Nevada corporation engaged in the emerging growth field of audio and video search engine technology, whereby we acquired all of the issued and outstanding capital stock of FTIC in addition to obtaining certain intellectual property concepts related to search engine technology as developed by FTIC and its principals. In March of 2005 we also entered into a three for one stock dividend payable to our shareholders.

From April 2005 until September 2010, we were engaged continuously in the development and operation of consumer focused media search engine technologies and portals. During the last nine months of 2009, we began to substantially curtail our operations and ongoing technology development as a consequence of (i) having completed a substantial portion of our planned principal technology development work and (ii) being unable to raise sufficient funds through revenue or sales of debt or equity securities to continue our previous levels of operation and development.  We ceased operating our Internet properties in December 2010.

We had consistently lost money on our on-line consumer media properties due to the expenses involved in hosting, promotion, development and management of those sites.  In an effort to maintain as much traffic as possible on our most popular media site, www.searchforvideo.com, which was also responsible for a large proportion of our expenses, we contracted with Brass Consulting Ltd. to maintain the site in exchange for net revenue produced from the site.  This agreement was cancellable after 30 days notice. We cancelled this agreement in September 2009.   We were not able to operate the site properly internally or through an external provider.

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

In early 2013 Spectral Capital Corporation moved into a new line of business where it would focus on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries.

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

We currently have two technology companies in the Spectral portfolio, Noot and Monitr.

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

With the growth of Fintech, Monitr has a growing list of competitors, however, we believe that Monitr´s trend detecting software performs well relative to the competition.  However, Monitr will require substantial additional investment into its software to remain competitive in the growing marketplace.

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

For the year ended December 31, 2021, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2021, we have executed non-disclosure agreements with all of our key employees, consultants or advisors.

EMPLOYEES

For the year ended December 31, 2021, we had one full-time employee.

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this annual report on Form 10-K for the year ended December 31, 2021, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES

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

Period	High*	Low*

Year ended 2020
Quarter ended
March 31, 2020	$0.0029	$0.0021
June 30, 2020	$0.005	$0.0015
September 30, 2020	$0.0058	$0.0026
December 31, 2020	$0.007	$0.0031

Year ended 2021
Quarter ended
March 31, 2021	$0.009	$0.009
June 30, 2021	$0.015	$0.0149
September 30, 2021	$0.016	$0.016
December 31, 2021	$0.009	$0.0088

STOCKHOLDERS

As of January 31, 2022, there were approximately 90 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities across markets in part to detect trends and provide relevant data for its users.  In a change to its business model, Monitr no longer offers these services direct to individual customers for monthly or annual fees. Instead it has focused on sourcing its services to professional trading organizations that want access to Monitr´s trend detecting software. Due to a lack of financial investment in the software, Monitr is not able to perform at the level required for paying customers.

On September 30, 2015, one of Spectral´s portfolio companies, Kontexto, ceased operations and is no longer in business.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenues

We are currently engaged in a technology development business and have exited natural resources. To date we have not recognized significant revenues.

Operating Expenses

Operating expenses increased $4,458, from $168,399 for the year ended December 31, 2020 to $172,857 for the year ended December 31, 2021.  The increase is due to the increase in audit fees for the 2020 audit.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had $264 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $4,728, from $23,772 for the year ended December 31, 2020 to $28,500 for the year ended December 31, 2021. This continued low amount of costs was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by financing activities increased by $5,019 from $23,332 for the year ended December 31, 2020 to $28,351 for the year ended December 31, 2021. Net cash provided by financing activities during the years ended December 31, 2021 and 2020 related to advances from a related party in connection with payment of the Company's obligations.

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

DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

March 4, 2022

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$ 264	$ 413
Current assets	264	413

Total assets	$ 264	$ 413

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$ 1,136	$ 1,406
Related party advances and accruals	1,261,609	1,089,258
Current liabilities	1,262,745	1,090,664
Total liabilities	1,262,745	1,090,664

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 117,857,623 shares issued and outstanding as of December 31, 2021 and 2020	11,786	11,786
Additional paid-in capital	27,787,681	27,787,681
Accumulated deficit	(28,840,224)	(28,668,055)
Total stockholders' deficit	(1,040,757)	(868,588)
Non-controlling interest	(221,724)	(221,663)
Total stockholders' deficit	(1,262,481)	(1,090,251)
Total liabilities and stockholders' deficit	$ 264	$ 413

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Revenues	$ -	$ 48

Costs of sales	-	-

Gross profit (loss)	-	48

Operating expenses:
Selling, general and administrative	28,230	24,399
Wages and benefits	144,000	144,000
Total operating expenses	172,230	168,399

Net loss before non-controlling interest	(172,230)	(168,351)

Loss attributable to non-controlling interest	61	578

Net loss attributable to Spectral Capital Corporation	$ (172,169)	$ (167,773)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)
Weighted average shares - basic and diluted	117,857,623	117,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2019	117,857,623	$ 11,786	$ 27,787,681	$ (221,085)	$ (28,500,282)	$ (921,900)

Non-controlling interest	-	-	-	(578)	-	(578)
Net loss	-	-	-	-	(167,773)	(167,773)

December 31, 2020	117,857,623	$ 11,786	$ 27,787,681	$ (221,663)	$ (28,668,055)	$ (1,090,251)

Non-controlling interest	-	-	-	(61)	-	(61)
Net loss	-	-	-	-	(172,169)	(172,169)

December 31, 2021	117,857,623	$ 11,786	$ 27,787,681	$ (221,724)	$ (28,840,224)	$ (1,262,481)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$ (172,169)	$ (167,773)
Adjustments to reconcile net loss to net cash used in by operating activities:
Non-controlling interest	(61)	(578)
Changes in operating assets and liabilities:
Due to related parties - accrued salary	144,000	144,000
Accounts payable and accrued expenses	(270)	627
Deferred revenue	-	(48)
Net cash used in operating activities	(28,500)	(23,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	28,351	23,332
Net cash provided by financing activities	28,351	23,332

Change in cash and cash equivalents	(149)	(440)
Cash and cash equivalents, beginning of year	413	853
Cash and cash equivalents, end of year	$ 264	$ 413

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2021, the Company has cash on hand of $264 and negative working capital of $1,262,481. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2021 and 2020, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 10,000,000 and 10,000,000 were outstanding at December 31, 2021 and 2020, respectively, representing outstanding options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2021 and 2020, as their effect would have been anti-dilutive.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership's 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2021 and 2020. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2021 and 2020:

Non-Controlling
Interest
Balance at December 31, 2019	$ (221,085)

Net loss attributable to non-controlling interest	(578)
Balance at December 31, 2020	(221,663)

Net loss attributable to non-controlling interest	(61)
Balance at December 31, 2021	$ (221,724)

Foreign Currency

The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services was $144,000 and $144,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, amounts due to the CEO related to accrued salaries were $1,054,653 and $910,653, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2020 and 2019, the Company's CEO was due $206,956 and $178,605 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS' DEFICIT

Changes in Stockholders' Deficit

Net loss and non-controlling interest were the only changes to stockholders' deficit during the years ended December 31, 2021 and 2020.

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

A summary of changes in stock options during the years ended December 31, 2021 and 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding, December 31, 2019	13,000,000	$ 0.70	2.80
Issued	-	-	-
Exercised	-	-	-
Expired	(3,000,000)	1.00	-
Outstanding, December 31, 2020	10,000,000	0.61	1.10
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2021	10,000,000	$ 0.61	0.10
Vested, December 31, 2021	10,000,000	$ 0.61	0.10

During the year ended December 31, 2020, 3,000,000 options to two employees expired without being exercised.

NOTE 5 – INCOME TAXES

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $14,400,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company's tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2021	2020
Federal income tax benefit attributable to:
Current operations	$ 36,155	$ 35,219
Less: valuation allowance	(36,155)	(35,219)
Net provision of income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset attributable to:
Net operating loss carryforward	$ 4,871,323	$ 4,835,168
Less: valuation allowance	(4,871,323)	(4,835,168)
Net deferred tax asset	$ -	$ -

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

NOTE 7– SUBSEQUENT EVENTS

On 15th February of 2022 Sky PLL Data OU (Estonia)(“Sky”) entered into a telecommunication services agreement with Spectral Capital Corporation which was based upon a trial period with Spectral for January and February of 2022 and as such requested service for March 2022. Sky sent a deposit of $100,000 to the company to be released to the company beginning March 1, 2022 so it will not be recognized as revenue until March 2022. Services pertaining to the deposit will commence on March 2, 2022 for Sky.

In accordance with ASC 855-10, the Company has analysed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than those disclosed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies." Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2021.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2021:

Name	Age	Position
Jenifer Osterwalder	57	Chief Executive Officer, President and Director

Stephen Spalding	75	Interim Chief Financial and Accounting Officer and Director

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

Stephen Spalding – Interim Chief Financial and Accounting Officer, Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2021, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-K for the year ended December 31, 2021, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Spectral Capital Corporation., 4500 9th Avenue NE, Seattle, Washington 98105.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2021	$144,000	-	-	-	-	-	-	$144,000
President and Chief Executive Officer	2020	$144,000	-	-	-	-	-	-	$144,000

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder $12,000 a month beginning January 1, 2020 for services rendered. As of December 31, 2021 and 2020, amounts due to Ms. Osterwalder for accrued compensation were $1,054,653 and $910,653, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2021, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were 5,000,000 outstanding option equity awards at our year end, held by our President and Chief Executive Officer, Jenifer Osterwalder and 2,500,000 held by director Stephen Spalding and 2,500,000 held by service providers and others.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2021:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Spalding*	$0	-	-	-	-	-	$0

* In February 2012, he was awarded options to purchase 2,500,000 shares of common stock at $0.61 per share, which are 100% vested as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2021:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2022. The information in these tables provides ownership information for:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Jenifer Osterwalder, President and Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. Total amounts expended in the Company's consolidated financial statements in connection with the Ms. Osterwalder’s services was $144,000 for each of the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, amounts due to the Ms. Osterwalder related to accrued salaries were $1,054,653 and $910,653, respectively.

From time to time due to the limited cash flow available, Ms. Osterwalder pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2021 and 2020, the Ms. Osterwalder was due $206,956 and $178,605 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2021	2020
Audit fees	$19,413	$19,413
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$19,413	$19,413

ITEM 15. EXHIBITS

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

31.1	Certification of Spectral Capital Corporation Chief Executive Officer, Jenifer Osterwalder, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

31.2	Certification of Spectral Capital Corporation Chief Financial Officer, Stephen Spalding, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2014. FILED HEREWITH

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

Date: March 4, 2022	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Stephen Spalding
Stephen Spalding
Chief Financial and Accounting Officer