Form 10-Q
period 2022-03-31
SPECTRAL CAPITAL Corp
filed 2022-05-16
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes  ☒ No

As of May 11, 2022, there are issued and outstanding only common equity shares in the amount of 167,857,623 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three months ended March 31, 2022 and 2021 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$86,550	$264
Accounts receivable	247,000	-
Current assets	333,550	264

Total assets	$333,550	$264

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$234,594	$1,136
Related party advances and accruals	36,000	1,261,609
Convertible notes payable - related party	1,261,609	-
Current liabilities	1,532,203	1,262,745

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 167,857,623 and 117,857,623 shares issued and outstanding as of March 31, 2022 and December 31, 2021	16,786	11,786
Additional paid-in capital	27,832,611	27,787,681
Intercompany	-	-
Accumulated deficit	(28,826,308)	(28,840,224)
Total stockholders' deficit	(976,911)	(1,040,757)
Non-controlling interest	(221,742)	(221,724)
Total stockholders' deficit	(1,198,653)	(1,262,481)
Total liabilities and stockholders' deficit	$333,550	$264

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Revenues	$453,340	$-

Costs of sales	354,877	-

Gross profit	98,463	-

Operating expenses:
Selling, general and administrative	48,565	4,614
Wages and benefits	36,000	36,000
Total operating expenses	84,565	40,614

Net income (loss) before non-controlling interest	13,898	(40,614)

Loss attributable to non-controlling interest	18	14

Net income (loss) attributable to Spectral Capital Corporation	$13,916	$(40,600)

Basic income (loss) per common share	$0.00	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)
Weighted average shares - basic	151,968,734	117,857,623
Weighted average shares - diluted	404,290,534	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2020	117,857,623	$11,786	$27,787,681	$(221,663)	$(28,668,055)	$(1,090,251)

Non-controlling interest	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(40,600)	(40,600)

March 31, 2021	117,857,623	$11,786	$27,787,681	$(221,677)	$(28,708,655)	$(1,130,865)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2021	117,857,623	$11,786	$27,787,681	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	50,000,000	5,000	44,930	-	-	49,930
Non-controlling interest	-	-	-	(18)	-	(18)
Net income	-	-	-	-	13,916	13,916

March 31, 2022	167,857,623	$16,786	$27,832,611	$(221,742)	$(28,826,308)	$(1,198,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Spectral Capital Corporation	$13,916	$(40,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Non-controlling interest	(18)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(247,000)	-
Due to related parties - accrued salary	36,000	36,000
Accounts payable and accrued expenses	233,458	(628)
Net cash provided by (used in) operating activities	36,356	(5,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Proceeds from related party advances	-	5,188
Proceeds from sale of common stock	49,930	-
Net cash provided by financing activities	49,930	5,188

Change in cash and cash equivalents	86,286	(54)
Cash and cash equivalents, beginning of year	264	413
Cash and cash equivalents, end of year	$86,550	$359

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable	$1,261,609	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (the "Company" or "Spectral") was incorporated on September 13, 2000 under the laws of the State of Nevada. Spectral is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral has acquired significant stakes in two technology companies and partnerships within the telecommunications industry and intends to increase its portfolio over time.

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On February 15, 2022 the company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice for Sky Data PLL OU. The company is focusing on this line of business and is currently expanding its network on an as needed basis by adding as many ports as its customers require in any given month. We provide business to business (B2) telecommunications interconnection services to mainly Asia, South America and Africa. This is done by negotiating directly with international private and public carriers for telecommunications rates based on certain volume and transaction levels.

Our wholesale voice services provide global routing solutions and direct bilateral connections with many major PTTs, Tier-1 carriers and Mobile operators around the world to further expand our network and improve voice quality. Our global network is comprised of over 100 Tier 1 carriers, Mobile Operators & PTTs from across all continents. A geographically-load balanced, multi-data center architecture design ensures 99.999% uptime and business continuity with 24-hour fully redundant, state-of-the-art Network Operations Center (NOC) and we conduct routine security audits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently commenced revenue generating activities and has sustained substantial losses since inception. As of March 31, 2022, the Company has cash on hand of $86,550 and negative working capital of $1,198,653. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date management has funded its operations through selling equity securities and advances from related parties. The ability of the Company to continue as a going concern is dependent on the Company generating cash from its recently established operations, the sale of its common stock and/or obtaining debt financing and attaining future profitable operations, however, there can be no assurance the Company will be successful in these efforts. As of the date of these consolidated financial statements the Company does not have any firm commitments for capital. Without the required capital, the Company has had to reduce their development expenditures which will delay the completion of products which are expected to generate future revenues.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenues from our planned principal operations.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The Company currently has generated limited revenues and limited marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our current and future products. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote sales and marketing.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not indicative of the results that may be expected for the full year.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2022 and December 31, 2021, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the three months ended March 31, 2022, were provided primarily to one customer. The loss of this customer would have a significant impact on the Company’s financial statements

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 10,000,000 were outstanding at March 31, 2021 representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three months ended March 31, 2021, as their effect would have been anti-dilutive. During the three months ended March 31, 2022, the Company included dilutive shares of 252,321,800 related to convertible notes payable in the calculation of dilutive net income per share.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the three months ended March 31, 2022. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2022:

Non-Controlling
Interest
Balance at December 31, 2021	$(221,724)

Net loss attributable to non-controlling interest	(18)
Balance at March 31, 2022	$(221,742)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2022 with no impact on the financial statements.

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

MARCH 31, 2022

(UNAUDITED)

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $36,000 and $36,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, amounts due to the CEO related to accrued salaries were $36,000 and $1,054,653, respectively. Decrease in the current quarter is due to the conversion of accounts payable into a related party convertible note payable.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of March 31, 2022 and December 31, 2021, the Company's CEO was due $0 and $206,956 in connection with these advances, respectively. Decrease in the current quarter is due to the conversion of accounts payable into a related party convertible note payable.

As noted above, all amounts due to the Chief Executive Officer as December 31, 2021, were converted into a convertible note payable. The note is due and demand and convertible at $0.005 per share. Subsequent to quarter end, the Chief Executive Officer sold $1,054,653 to a third party which was then converted into approximately 211 million shares. The convertible note of $206,956 remains outstanding.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

During the three months ended March 31, 2021, the Company sold 50 million shares of common stock resulting in proceeds of $49,930.

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of March 31, 2022, all options were expired.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three month basis in Seattle, Washington.

NOTE 6– SUBSEQUENT EVENTS

On March 31, 2022, the board of directors of Spectral resolved to convert $1,054,653 of debt owed by the Company to Decus Pro OU into 210,930,660 shares of common stock. On the same date, our board of directors also resolved to convert $206,956 of debt owed to Decus Pro OU into 41,391,200 shares of common stock. These conversions constituted a change of control of the Company to Decus Pro OU, which is owned by Boriss Aleksandrov. The debt was converted into equity in an effort to clean up the Company's balance sheet and to attract further investment in the future. These debt conversions account for substantially all of the long term debt on the Company's book and the Company has no convertible instruments left on its books.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 4, 2022 and all subsequent filings.

OVERVIEW

Spectral Capital Corporation (“Spectral,” the “Company,”  “we” or “us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral has acquired significant stakes in two technology companies and we have developed important partnerships within the telecommunications industry. We intend to increase our portfolio over time through further partnerships.

In January 2022, the Company commenced a new line of business that provides data and telecommunications reselling services on a global basis.  On February 15, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice for Sky Data PLL OU. The Company is focusing on this line of business and is currently expanding its network on an as needed basis by adding as many ports as its customers require in any given month. We provide business to business (B2) telecommunications interconnection services to mainly Asia, South America and Africa. This is done by negotiating directly with international private and public carriers for telecommunications rates based on certain volume and transaction levels.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Revenues increased from $0 for the three months ended March 31, 2021 to $453,340 for the three months ended March 31, 2022. The increase is due to launching of our new business venture.

Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Cost of revenues increased from $0 for the three months ended March 31, 2021 to $354,877 for the three months ended March 31, 2022. The increase is due to launching of our new business venture.

Operating Expenses

Operating expenses increased $43,951, from $40,614 for the three months ended March 31, 2021 to $84,565 for the three months ended March 31, 2022.  The significant increase was due to the expansion of our operations due to our new line of business.

Liquidity and Capital Resources

As of March 31, 2022, we had $86,550 of cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash provided from operating activities increased $41,598 from $(5,242) cash used during the three months ended March 31, 2021 to $36,356 cash provided for the three months ended March 31, 2022. This increase was primarily related to the Company having increased operations.

Net cash provided by financing activities increased by $44,742 from $5,188 for the three months ended March 31, 2021 to $49,930 for the three months ended March 31, 2022. Net cash provided by financing activities during the three months ended March 31, 2022 and 2021 related to net proceeds from advances from a related party in connection with payment of the Company's obligations and proceeds from the sale of common stock.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses were first identified in our annual report on Form 10-K for the year ended December 31, 2012 which related to a lack of an accounting staff that resulted in a lack of segregation of duties necessary for an effective system of internal control. The weakness in segregation of duties will continue to exist until such time as management can retain internal staff to properly segregate duties.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On March 31, 2022, the board of directors of Spectral resolved to convert $1,054,653 of debt owed by the Company to Decus Pro OU into 210,930,660 shares of common stock and to convert $206,956 of debt also owed to Decus Pro OU into 41,391,200 shares of common stock at a deemed conversion rate of .005. In connection with both conversions of debt, 252,321,860 shares of common stock were issued to Decus Pro OU on April 1, 2022.

On [April 1], 2022, the Company issued 50,000,000 shares of common stock at $0.001 per share to certain foreign investors for an aggregate amount of $50,000 in connection with a private placement conducted in reliance upon the exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended.

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

Dated: May 16, 2022