Form 10-Q
period 2022-06-30
SPECTRAL CAPITAL Corp
filed 2022-08-19
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there are issued and outstanding of only common equity shares in the amount of 420,179,483 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and six months ended June 30, 2022 and 2021 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$88,471	$264
Accounts receivable	2,330,365	-
Current assets	2,418,836	264

Total assets	$2,418,836	$264

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$2,566,322	$1,136
Related party advances and accruals	72,000	1,261,609
Current liabilities	2,638,322	1,262,745

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 420,179,483 and 117,857,623 shares issued and outstanding as of June 30, 2022 and December 31, 2021	42,018	11,786
Additional paid-in capital	29,068,988	27,787,681
Intercompany	-	-
Accumulated deficit	(29,108,736)	(28,840,224)
Total stockholders' equity (deficit)	2,270	(1,040,757)
Non-controlling interest	(221,756)	(221,724)
Total stockholders' deficit - Spectral Capital Corp.	(219,486)	(1,262,481)
Total liabilities and stockholders' deficit	$2,418,836	$264

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues	$2,617,147	$-	$3,070,487	$-

Costs of sales	2,773,450	-	3,128,327	-

Gross loss	(156,303)	-	(57,840)	-

Operating expenses:
Selling, general and administrative	90,139	15,661	138,704	20,275
Wages and benefits	36,000	36,000	72,000	72,000
Total operating expenses	126,139	51,661	210,704	92,275

Net loss before non-controlling interest	(282,442)	(51,661)	(268,544)	(92,275)

Loss attributable to non-controlling interest	14	15	32	29

Net loss attributable to Spectral Capital Corporation	$(282,428)	$(51,646)	$(268,512)	$(92,246)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic	389,679,038	117,857,623	271,480,545	117,857,623
Weighted average shares - diluted	389,679,038	117,857,623	271,480,545	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Three Months Ended June 30, 2021
	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
March 31, 2021	117,857,623	$11,786	$27,787,681	$(221,677)	$(28,708,655)	$(1,130,865)

Non-controlling interest	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(51,646)	(51,646)

June 30, 2021	117,857,623	$11,786	$27,787,681	$(221,692)	$(28,760,301)	$(1,182,526)

Six Months Ended June 30, 2021
	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2020	117,857,623	$11,786	$27,787,681	$(221,663)	$(28,668,055)	$(1,090,251)

Non-controlling interest	-	-	-	(29)	-	(29)
Net loss	-	-	-	-	(92,246)	(92,246)

June 30, 2021	117,857,623	$11,786	$27,787,681	$(221,692)	$(28,760,301)	$(1,182,526)

Three Months Ended June 30, 2022
	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
March 31, 2022	167,857,623	$16,786	$27,832,611	$(221,742)	$(28,826,308)	$(1,198,653)

Proceeds from sale of common stock	-	-	-	-	-	-
Conversion of convertible note	252,321,860	25,232	1,236,377	-	-	1,261,609
Non-controlling interest	-	-	-	(14)	-	(14)
Net income	-	-	-	-	(282,428)	(282,428)

June 30, 2022	420,179,483	$42,018	$29,068,988	$(221,756)	$(29,108,736)	$(219,486)

Six Months Ended June 30, 2022
	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2021	117,857,623	$11,786	$27,787,681	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	50,000,000	5,000	44,930	-	-	49,930
Conversion of convertible note	252,321,860	25,232	1,236,377	-	-	1,261,609
Non-controlling interest	-	-	-	(32)	-	(32)
Net income	-	-	-	-	(268,512)	(268,512)

June 30, 2022	420,179,483	$42,018	$29,068,988	$(221,756)	$(29,108,736)	$(219,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(268,512)	$(92,246)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Non-controlling interest	(32)	(29)
Accounts receivable	(2,330,365)	-
Due to related parties - accrued salary	72,000	72,000
Accounts payable and accrued expenses	2,565,186	(628)
Net cash provided by (used in) operating activities	38,277	(20,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Proceeds from related party advances	-	20,795
Proceeds from sale of common stock	49,930	-
Net cash provided by financing activities	49,930	20,795

Change in cash and cash equivalents	88,207	(108)
Cash and cash equivalents, beginning of year	264	413
Cash and cash equivalents, end of year	$88,471	$305

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$1,261,609	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently commenced revenue generating activities and has sustained substantial losses since inception. As of June 30, 2022, the Company has cash on hand of $88,471 and negative working capital of $219,486. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not indicative of the results that may be expected for the full year.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2022 and December 31, 2021, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Revenue Recognition

The Company’s revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the six months ended June 30, 2022, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 10,000,000 were outstanding at June 30, 2021 representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2021, as their effect would have been anti-dilutive. During the three and six months ended June 30, 2022, the Company has not dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2022. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2022:

Non-Controlling
Interest
Balance at December 31, 2021	$(221,724)

Net loss attributable to non-controlling interest	(32)
Balance at June 30, 2022	$(221,756)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $72,000 and $72,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, amounts due to the CEO related to accrued salaries were $72,000 and $1,054,653, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of June 30, 2022 and December 31, 2021, the Company's CEO was due $0 and $206,956 in connection with these advances, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

As noted above, all amounts due to the Chief Executive Officer as December 31, 2021, were converted into a convertible note payable. The note is due and demand and convertible at $0.005 per share. During the first quarter, the Chief Executive Officer sold the $1,054,653 and $206,956 convertible notes to a third party which was then converted into approximately 252 million shares in April 2022.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

During the six months ended June 30, 2022, the Company sold 50 million shares of common stock resulting in proceeds of $49,930.

See Note 3 for discussion of convertible note converted into common stock.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of June 30, 2022, all options were expired.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three-month basis in Seattle, Washington.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2022 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Spectral Capital Corporation (“Spectral”, the “Company”, “We”, or “Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral has acquired significant stakes in two technology companies. Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

On June 19, 2022, our Board of Directors approved a resolution regarding the authorization of the Board to increase the number of authorized shares of common stock, $0.0001 par value per share (the “Common Stock”) from 500,000,000 to 1,000,000,000 (the “Increase in Authorized Capital”). On June 20, 2022, the holder of a majority of the Company’s issued and outstanding Common Stock (the “Majority Stockholder”) approved the Increase in Authorized Capital by written consent. The Certificate of Amendment has been filed with the state of Nevada to effectuate the Increase in Authorized Capital and is currently in process as of the date of this quarterly report, and we anticipate effectiveness in September 2022.

On June 19, 2022, our Board approved a resolution to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock whereby every ten (10) shares of issued and outstanding Common Stock shall be combined into one (1) share of issued and outstanding Common Stock. On June 20, 2022, the Majority Stockholder approved the Reverse Stock Split by written consent. We are currently in the process of receiving approval from FINRA to proceed with the Reverse Stock Split and anticipate effectives and completion of the Reverse Stock Split in September 2022.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Revenues increased from $0 for the six months ended June 30, 2021 to $3,070,487 for the six months ended June 30, 2022. The increase is due to launching of our new business venture.

Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Cost of revenues increased from $0 for the six months ended June 30, 2021 to $3,128,327 for the six months ended June 30, 2022. The increase is due to launching of our new business venture.

Operating Expenses

Operating expenses increased $176,269, from $92,275 for the six months ended June 30, 2021 to $268,544 for the six months ended June 30, 2022.  The significant increase was due to the expansion of our operations due to our new line of business.

Liquidity and Capital Resources

As of June 30, 2022, we had $88,471 of cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash provided from operating activities increased $59,180 from $($20,903) cash used during the six months ended June 30, 2021 to $38,277 cash provided for the six months ended June 30, 2022. This increase was primarily related to the Company having increased operations.

Net cash provided by financing activities increased by $29,135 from $20,795 for the six months ended June 30, 2021 to $49,930 for the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2022 and 2021 related to net proceeds from advances from a related party in connection with payment of the Company's obligations and proceeds from the sale of common stock.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

Not required for smaller reporting companies.

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

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

Dated: August 19, 2022