Form 10-Q
period 2022-09-30
SPECTRAL CAPITAL Corp
filed 2022-11-21
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 15, 2022, there are issued and outstanding shares consist of only common equity shares in the amount of 420,179,483 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized of which none are issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1,074	$264
Accounts receivable	74,407	-
Current assets	75,481	264

Total assets	$75,481	$264

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$101,354	$1,136
Related party advances and accruals	108,000	1,261,609
Current liabilities	209,354	1,262,745

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 420,179,483 and 117,857,623 shares issued and outstanding as of September 30, 2022 and December 31, 2021	42,018	11,786
Additional paid-in capital	29,068,988	27,787,681
Intercompany	-	-
Accumulated deficit	(29,023,101)	(28,840,224)
Total stockholders' equity (deficit)	87,905	(1,040,757)
Non-controlling interest	(221,778)	(221,724)
Total stockholders' deficit - Spectral Capital Corp.	(133,873)	(1,262,481)
Total liabilities and stockholders' deficit	$75,481	$264

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Revenues	$-	$-	$3,070,487	$-

Costs of sales	(234,060)	-	2,894,267	-

Gross income (loss)	234,060	-	176,220	-

Operating expenses:
Selling, general and administrative	112,447	5,049	251,151	25,324
Wages and benefits	36,000	36,000	108,000	108,000
Total operating expenses	148,447	41,049	359,151	133,324

Net income (loss) before non-controlling interest	85,613	(41,049)	(182,931)	(133,324)

Loss attributable to non-controlling interest	22	19	54	48

Net income (loss) attributable to Spectral Capital Corporation	$85,635	$(41,030)	$(182,877)	$(133,276)

Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic	420,179,483	117,857,623	321,591,542	117,857,623
Weighted average shares - diluted	420,179,483	117,857,623	321,591,542	117,857,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-	Non-Controlling	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Interest	Deficit	Deficit
June 30, 2022	420,179,483	$42,018	$29,068,988	$(221,756)	$(29,108,736)	$(219,486)

Non-controlling interest	-	-	-	(22)	-	(22)
Net income	-	-	-	-	85,635	85,635

September 30, 2022	420,179,483	$42,018	$29,068,988	$(221,778)	$(29,023,101)	$(133,873)

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-	Non-Controlling	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Interest	Deficit	Deficit
December 31, 2021	117,857,623	$11,786	$27,787,681	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	50,000,000	5,000	44,930	-	-	49,930
Conversion of convertible note	252,321,860	25,232	1,236,377	-	-	1,261,609
Non-controlling interest	-	-	-	(54)	-	(54)
Net loss	-	-	-	-	(182,877)	(182,877)

September 30, 2022	420,179,483	$42,018	$29,068,988	$(221,778)	$(29,023,101)	$(133,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(182,877)	$(133,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Non-controlling interest	(54)	(48)
Accounts receivable	(74,407)	-
Due to related parties - accrued salary	108,000	108,000
Accounts payable and accrued expenses	100,218	(626)
Net cash used in operating activities	(49,120)	(25,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Proceeds from related party advances	-	25,852
Proceeds from sale of common stock	49,930	-
Net cash provided by financing activities	49,930	25,852

Change in cash and cash equivalents	810	(98)
Cash and cash equivalents, beginning of year	264	413
Cash and cash equivalents, end of year	$1,074	$315

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$1,261,609	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently commenced revenue generating activities and has sustained substantial losses since inception. As of September 30, 2022, the Company has cash on hand of $1,074 and negative working capital of $133,873. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2022

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021. The results of operations for the nine months ended September 30, 2022 are not indicative of the results that may be expected for the full year.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2022 and December 31, 2021, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the nine months ended September 30, 2022, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements.  At June 30, 2022, the Company paused their operations to improve their internal processes and expect to recommence on December 1, 2022.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling 10,000,000 were outstanding at September 30, 2021 representing outstanding warrants and options, and were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2021, as their effect would have been anti-dilutive. During the three and nine months ended September 30, 2022, the Company does not have not dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2022. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2022:

Non-Controlling
Interest
Balance at December 31, 2021	$(221,724)

Net loss attributable to non-controlling interest	(54)
Balance at September 30, 2022	$(221,778)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $108,000 and $108,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, amounts due to the CEO related to accrued salaries were $108,000 and $1,054,653, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2022 and December 31, 2021, the Company's CEO was due $0 and $206,956 in connection with these advances, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

As noted above, all amounts due to the Chief Executive Officer as December 31, 2021, were converted into a convertible note payable. The note is due and demand and convertible at $0.005 per share. During the first quarter, the Chief Executive Officer sold the $1,054,653 and $206,956 convertible notes to a third party which was then converted into approximately 252 million shares in April 2022.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

During the nine months ended September 30, 2022, the Company sold 50 million shares of common stock resulting in proceeds of $49,930.

See Note 3 for discussion of convertible note converted into common stock.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of September 30, 2022, all options were expired.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three-month basis in Seattle, Washington.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2022 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed above.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Revenues increased from $0 for the nine months ended September 30, 2021 to $3,070,487 for the nine months ended September 30, 2022. The increase is due commencing our new business venture. The Company temporarily paused its current operations during increase is due to launching of our new business venture.

Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Cost of revenues increased from $0 for the nine months ended September 30, 2021 to $2,894,267 for the nine months ended September 30, 2022. The increase is due commencing our new business venture.

Operating Expenses

Operating expenses increased $225,827, from $133,324 for the nine months ended September 30, 2021 to $359,151 for the nine months ended September 30, 2022.  The significant increase was due to the expansion of our operations due to our new line of business.

Liquidity and Capital Resources

As of September 30, 2022, we had $1,074 of cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $23,170 from $25,950 cash used during the nine months ended September 30, 2021 to $49,120 cash used in the nine months ended September 30, 2022. This increase was primarily related to the Company having increased operations.

Net cash provided by financing activities increased by $24,078 from $25,852 for the nine months ended September 30, 2021 to $49,930 for the nine months ended September 30, 2022. Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 related to net proceeds from advances from a related party in connection with payment of the Company's obligations and proceeds from the sale of common stock.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.
3.2	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.
3.3	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

Dated: November 21, 2022