Form 10-K
period 2022-12-31
SPECTRAL CAPITAL Corp
filed 2023-03-27
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022.

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

[X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   [X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of March 27, 2023, there are issued and outstanding only common equity shares in the amount of 42,018,162 shares, par value $0.0001, of which there is only a single class. There are 5,000,000 preferred shares authorized and none issued and outstanding.

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity was approximately $0.

DOCUMENTS INCORPORATED BY REFERENCE

None

In this report, unless the context indicates otherwise, the terms “Spectral,” “Company,” “we,” “us,” “our” and similar words refer to Spectral Capital Corporation, a Nevada corporation.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Spectral Capital Corporation is a technology company focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets.

In December 2021, the Company began providing telecommunications and data and switching services. Specifically, Spectral is providing international long distance reselling services on a business-to-business (“B2B”) basis. The Company is currently providing these services for select customers.

Spectral offers a complete selection of wholesale services for carriers and enterprises on our high-performance robust Voice & IP network and provides high-quality Session Initiation Protocol (“SIP”) trunking, termination and origination through our platform.  We make it easy for companies to operate with little to no investment or overhead allowing those companies to focus on serving their customers. Spectral has built a robust network and provides the applications and services to meet the needs of our telecommunications and data customers.

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

We had consistently lost money on our on-line consumer media properties due to the expenses involved in hosting, promotion, development and management of those sites.  In an effort to maintain as much traffic as possible on our most popular media site, www.searchforvideo.com, which was also responsible for a large proportion of our expenses, we contracted with Brass Consulting Ltd. to maintain the site in exchange for net revenue produced from the site.  This agreement was cancellable after 30 days’ notice. We cancelled this agreement in September 2009.   We were not able to operate the site properly internally or through an external provider.

On June 29, 2009, our Board of Directors (“Board”) resolved to amend the Articles of Incorporation pursuant to Nevada Revised Statues 78.207 to decrease the number of authorized shares of our common stock, par value $0.0001, from 500,000,000 to 333,333 shares. Correspondingly, our Board of Directors affirmed a reverse split of one thousand and five hundred (1,500) to one (1) in which each shareholder was issued one (1) share in exchange for every one thousand and five hundred (1,500) common shares of their currently issued common stock. The record date for the reverse split was July 6, 2009.

On July 27, 2010, our shareholders voted to change our name to Spectral Capital Corporation and to increase the number of shares of our authorized common stock from 333,333, par value $0.0001 to 500,000,000, par value $0.0001.

In early 2013, Spectral Capital Corporation moved into a new line of business where it would focus on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries.

On February 26, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc., signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd.  Under the Agreement, Spectral issued Fiveseas 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement called for the technology to reside within a newly formed entity called Noot Holdings, Inc., a Delaware corporation, which Spectral is a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.

On December 1, 2013, Spectral Capital Corporation, through its subsidiary, Spectral Holdings, Inc., signed a definitive Technology Acquisition Agreement (“Agreement”) to acquire a technology application and service that enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global Inc.  Under the Agreement, Spectral issued TL Global Inc. 5,000,000 common shares of Spectral Capital Corporation, par value $0.0001.  The Agreement called for the technology to reside within a newly formed entity called Monitr Holdings, Inc., a Delaware corporation, which Spectral is a 60% owner of and TL Global Inc. is a 40% owner of. TL Global Inc. was granted a right of first refusal for any subsequent sale of the technology.

On June 19, 2022, our Board of Directors approved an increase in the number of authorized shares of common stock, $0.0001 par value per share, from 500,000,000 to 1,000,000,000 (the “Increase in Authorized Capital”) and a reverse stock split of the Company’s common stock whereby every ten (10) shares of issued and outstanding common stock would be combined into one (1) share of issued and outstanding common stock (the “Reverse Stock Split”), and submitted both resolutions for stockholder approval.  On June 20, 2022, the holder of a majority of the Company’s issued and outstanding common stock approved the Increase in Authorized Capital and Reverse Stock Split by written consent. The Certificate of Amendment was filed with the Secretary of State of the State of Nevada on November 22, 2022 to effectuate the Increase in Authorized Capital and Reverse Stock Split, which became effective on December 2, 2022.

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

We have interests in telecommunications, data and switching services, specifically providing international long distance reselling services on a B2B basis. We form partnerships to expand our business as well as seek technological advancement opportunities that may provide us with a substantial advantage over our competition.  Additionally, Spectral has majority ownership of two non-operating technology companies: Noot and Monitr.  We believe the underlying technology for Noot with its foundation in mobile search and Monitr with its foundation in trend detecting software for stock trading analysis has the potential to create profitable businesses on their own but require substantial capital to upgrade their software to become competitive. Spectral currently does not have the financial means for these required upgrades.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Analytics, Search & Software portfolio companies and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C (“Business to Consumer”) and B2B software applications (“Applications” or “Apps”) as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google and other destination search websites and search centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

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

The telecommunication industry is growing market and new entrants into this industry arrive frequently. Entering the reselling industry does not require substantial capital in most cases. The most successful companies have developed long-lasting relationships with data carrier traffic providers and can utilize these relationships for high traffic within their networks. Spectral is a new entrant to this industry and must form relationships in order to grow and develop its customer base. Providing carriers with technology advancements for better connections and high quality customer service will be part of Spectral’s mission in order to gain a competitive advantage.

Marketing and Customers

Spectral is providing international long distance reselling services on a B2B basis. The Company is currently providing these services for select customers through our efforts of partnership development.

Spectral’s wholesale voice services provide global routing solutions and direct bilateral connections with major PTTs, Tier-1 carriers and mobile operators around the world. We seek partners that can further expand our network and improve voice quality experience in order to increase the number of carriers and mobile operators around the world who utilize Spectral’s network solutions.

Noot is no longer a working mobile application, however, its foundation of mobile search and machine learning is still relevant today. Given adequate funding to upgrade its software, we believe there are alternative markets in which Noot could enter. The mobile search sector has much room to grow.

With the growth of financial technology (“Fintech”), Monitr has a growing list of competitors, however, we believe that Monitr´s trend detecting software could perform well relative to the competition.  Monitr will require substantial additional investment into its software to become competitive in the growing marketplace.

Principal Agreements Affecting Our Ordinary Business

We do not have any current long-term agreements that impact our business.

Information Technology Governmental Regulation

Our operations are subject to various rules, regulations and limitations impacting the information technology industry as whole. We are subject to numerous United States (U.S.) federal, state, and foreign laws and regulations covering a wide variety of subject matters. Like other companies in the technology industry, we face heightened scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain.

Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, make our products and services less useful, limit our ability to pursue certain business models, cause us to change our business practices, affect our competitive position relative to our peers, and/or otherwise have an adverse effect on our business, reputation, financial condition, and operating results.

Environmental Matters

We do not anticipate any significant impact of environmental regulations on our business.

OPERATIONS

Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries.  Spectral has acquired significant stakes in two technology companies as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a B2B basis.

The majority of our operations consist of fostering partnerships for the expansion of our telecommunication reselling business as well as the development and commercialization of portfolio technology; including attendant information security needs and providing consistent and reliable access to our applications/technology.

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2022, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business.

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

The telecommunications, data and switching services industry is highly competitive, with many companies vying for market share. These companies include large telecommunications providers such as AT&T, T-Mobile, Vodafone and Verizon as well as a number of smaller companies that specialize in specific areas of the industry, such as fiber-optic networks or cloud-based data services. The competition in this industry is intense, with companies constantly striving to innovate and improve their service in order to attract and retain customers. This competition has led to lower prices and better overall service for consumers, as well as the development of new technologies and services.

Data reselling is a competitive market in which companies purchase wholesale access to telecommunications and data networks from large providers and then resell those services to their own customers. These resellers often compete on price, service quality, and the specific services they offer. Some resellers may specialize in certain types of services, such as business-class internet or virtual private networks, while others may focus on serving a specific geographic area or customer demographic. The level of competition in this market can vary depending on the size and concentration of the players involved, as well as on the regulatory environment.

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

Our Competitive Position

We believe that Spectral’s competitive advantage is our ability to find partners who together we can create technology and other services that provide a missing component in an existing market. We look for partners who have a similar work ethic to ours as well as the drive for creating opportunities through technological innovations. Spectral must create a platform where entrepreneurs want to partner with us. The difficulty lies in our ability to offer substantial pay packages so we need to attract entrepreneurs who will work for future payouts based on success.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2022, we have executed non-disclosure agreements with key employees, consultants or advisors.

HUMAN CAPITAL

For the year ended December 31, 2022, we had one full-time employee.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Available Information

Our common stock is quoted on the OTC Markets Pink Sheets, under the symbol “FCCN”. We file annual, quarterly, and current reports and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. We do not maintain a website where our annual, quarterly, and current reports, and amendments to those reports if any, are available free of charge.

Item 1A.  RISK FACTORS

Not required.

Item 1B.  Unresolved Staff Comments.

N/A.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 4500 9th Avenue NE, Seattle, Washington, 98105.  Our telephone number is (206) 385-6490. The lease for this space is a revolving three-month term.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this annual report on Form 10-K for the year ended December 31, 2022, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. MINE SAFETY DISCLOSURES

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

Period	High*	Low*

Year ended 2021
Quarter ended
March 31, 2021	$0.009	$0.009
June 30, 2021	$0.015	$0.0149
September 30, 2021	$0.016	$0.016
December 31, 2021	$0.009	$0.0088

Year ended 2022
Quarter ended
March 31, 2022	$0.158	$0.076
June 30, 2022	$0.16	$0. 0364
September 30, 2022	$0.129	$0.027
December 31, 2022	$0.05	$0.0283

STOCKHOLDERS

As of March 24, 2023, there were approximately 97 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2022.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2022 and 2021 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

OVERVIEW

Spectral Capital Corporation (“Spectral” or the “Company”, also “We” or “Us”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We have interests in telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (“B2B”) basis. We seek partnerships to expand our business as well as seek technological advancement opportunities that may provide us with a substantial advantage over our competition.  Additionally, Spectral has majority ownership of two non-operating technology companies: Noot and Monitr.  We believe the underlying technology for both Noot and Monitr has the potential to create profitable businesses on their own but require substantial capital to upgrade their software to become competitive. Spectral currently does not have the financial means for these required upgrades.

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

Our technology portfolio consists of two companies where Spectral is the majority owner: Noot and Monitr.

Noot is a mobile technology company that created the mobile application “Noot” which utilized proprietary search engine technology for mobile devices that delivered personalized information to the user. While Noot is no longer a working mobile application, its foundation of mobile search and machine learning is still relevant today. Given adequate funding to upgrade its software, we believe there are alternative markets in which Noot could enter. The mobile search sector has much room to grow. Currently Spectral is unable to provide the necessary funds for this upgrade.

Monitr, launched in late 2014, is a technology and financial data services company that identifies for investors stocks that its software detects to be trending up in price at the moment.

•Monitr leverages cloud computing, big data and software to analyze the financial markets to discover those stocks that are trending now. Thousands of companies, news stories, blogs and opinion pieces are analyzed daily to uncover the trends and displayed in an accessible and easy-to-use web based interface for investors and traders.

•Many investors use only a few sources to become informed of market conditions, Monitr provides investors with access to thousands of sources.

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities across markets in part to detect trends and provide relevant data for its users.

With the growth of Fintech, Monitr has a growing list of competitors, however, we believe that Monitr´s trend detecting software could perform well relative to the competition.  However, Monitr will require substantial additional investment into its software to become competitive in the growing marketplace. Currently Spectral is unable to provide the necessary funds for this upgrade.

Additionally, we have recently entered the telecommunications, data and switching services market, specifically providing international long distance reselling services on a B2B basis. We form partnerships to expand our business as well as seek technological advancement opportunities that may provide us with a substantial advantage over our competition.

Over the course of the next 12 months, Spectral intends to increase capital so that we may advance our telecommunication reselling business, foster the development of Noot and Monitr as well as expand our portfolio, given adequate capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Revenues and Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Net, revenues increased from $0 for the year ended December 31, 2021 to $98,323 for the year ended December 31, 2022. The increase is due commencing our new business venture in the telecom industry. The Company temporarily paused its current operations during increase is due to launching of our new business venture.

Operating Expenses

Operating expenses increased $167,153, from $172,230 for the year ended December 31, 2021 to $339,383 for the year ended December 31, 2022.  The significant increase was due to the expansion of our operations due to our new line of business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had $87 of cash on hand. We intend to fund operations through the use of cash on hand and through additional advances from our chief executive officer and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $16,522, from $28,500 for the year ended December 31, 2021 to $45,022 for the year ended December 31, 2022. This continued low amount of costs was primarily related to the Company having limited operations, due to the cash flow limitations.

Net cash provided by (used in) financing activities increased by $27,079 from $28,351 for the year ended December 31, 2021 to $55,530 for the year ended December 31, 2022. Net cash provided by financing activities during the year ended December 31, 2022 primarily related to sales of common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

SPECTRAL CAPITAL CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2022 AND 2021

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 20201, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 2, 2023

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$10,672	$264
Accounts receivable	25,000	-
Current assets	35,672	264

Total assets	$35,672	$264

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$222,174	$1,136
Related party advances and accruals	5,500	1,261,609
Current liabilities	227,674	1,262,745

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 42,017,948 and 11,785,762 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4,202	1,179
Additional paid-in capital	29,106,804	27,798,288
Accumulated deficit	(29,081,212)	(28,840,224)
Total stockholders' equity (deficit)	29,794	(1,040,757)
Non-controlling interest	(221,796)	(221,724)
Total stockholders' deficit - Spectral Capital Corp.	(192,002)	(1,262,481)
Total liabilities and stockholders' deficit	$35,672	$264

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenues	$98,323	$-

Costs of sales	-	-

Gross income	98,323	-

Operating expenses:
Selling, general and administrative	195,383	28,230
Wages and benefits	144,000	144,000
Total operating expenses	339,383	172,230

Net loss before non-controlling interest	(241,060)	(172,230)

Loss attributable to non-controlling interest	72	61

Net loss attributable to Spectral Capital Corporation	$(240,988)	$(172,169)

Basic loss per common share	$(0.01)	$(0.01)
Diluted loss per common share	$(0.01)	$(0.01)
Weighted average shares - basic	34,644,111	11,857,623
Weighted average shares - diluted	34,644,111	11,857,623

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock			Non-		Total
	Shares	Amount	Additional Paid-in Capital	Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2020	11,785,762	$1,179	$27,798,288	$(221,663)	$(28,668,055)	$(1,090,251)

Non-controlling interest	-	-	-	(61)	-	(61)
Net loss	-	-	-	-	(172,169)	(172,169)

December 31, 2021	11,785,762	$1,179	$27,798,288	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	5,000,000	500	49,430	-	-	49,930
Conversion of convertible note	25,232,186	2,523	1,259,086	-	-	1,261,609
Non-controlling interest	-	-	-	(72)	-	(72)
Net loss	-	-	-	-	(240,988)	(240,988)

September 30, 2021	42,017,948	$4,202	$29,106,804	$(221,796)	$(29,081,212)	$(192,002)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(240,988)	$(172,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Non-controlling interest	(72)	(61)
Accounts receivable	(25,000)	-
Due to related parties - accrued salary	144,000	144,000
Accounts payable and accrued expenses	77,038	(270)
Net cash used in operating activities	(45,022)	(28,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	5,500	28,351
Proceeds from sale of common stock	49,930	-
Net cash provided by financing activities	55,430	28,351

Change in cash and cash equivalents	10,408	(149)
Cash and cash equivalents, beginning of year	264	413
Cash and cash equivalents, end of year	$10,672	$264

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$1,261,609	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (the “Company” or “Spectral”) was incorporated on September 13, 2000 under the laws of the State of Nevada. Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries.  Spectral has acquired significant stakes in two technology companies as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (B2B) basis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2022, the Company has cash on hand of $10,672 and negative working capital of $192,002. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on the Company’s consolidated financial condition and the results of its operations.

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

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, the Company’s products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company’s new products may not be favourably received. Nor may we have the capital resources to further the development of existing and/or new ones.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the year ended December 31, 2022, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements.  At June 30, 2022, the Company paused their operations to improve their internal processes and expect to recommence in second quarter of 2023.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2022 and 2021, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totalling zero and 10,000,000 were outstanding at December 31, 2022 and 2021, respectively, representing outstanding options, and were not included in the computation of diluted earnings per share for the years ended December 31, 2022 and 2021, as their effect would have been anti-dilutive.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2022 and 2021. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2022 and 2021:

Non-Controlling
Interest
Balance at December 31, 2019	$(221,085)

Net loss attributable to non-controlling interest	(578)
Balance at December 31, 2020	(221,663)

Net loss attributable to non-controlling interest	(61)
Balance at December 31, 2021	$(221,724)

Foreign Currency

The Company’s functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $144,000 and $144,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, amounts due to the CEO related to accrued salaries were $144,000 and $1,054,653, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2022 and 2021, the Company's CEO was due $5,500 and $206,956 in connection with these advances, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

As noted above, all amounts due to the Chief Executive Officer as December 31, 2021, were converted into a convertible note payable. The note is due and demand and convertible at $0.005 per share. During the first quarter of 2022, the Chief Executive Officer sold the $1,054,653 and $206,956 convertible notes to a third party which was then converted into approximately 25.2 million shares in April 2022.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders’ Deficit

During the year ended December 31, 2022, the Company sold 5 million shares of common stock resulting in proceeds of $49,930.

See Note 3 for discussion of convertible note converted into common stock.

Net loss and non-controlling interest were the only changes to stockholders’ deficit during the year ended December 31, 2021.

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of December 31, 2022, all options were expired.

NOTE 5 – INCOME TAXES

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $14,700,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company’s tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2022	2021
Federal income tax benefit attributable to:
Current operations	$50,607	$36,155
Less: valuation allowance	(50,607)	(36,155)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset attributable to:
Net operating loss carryforward	$4,921,930	$4,871,323
Less: valuation allowance	(4,921,930)	(4,871,323)
Net deferred tax asset	$-	$-

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

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analysed its operations subsequent to December 31, 2022 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than those disclosed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, as well as outside consultants.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies.” Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer found material weaknesses in our disclosure controls and procedures and therefore concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

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

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

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

Management, consisting of our Chief Executive Officer and Principal Accounting and Financial Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies.”  Based on the assessment by management, we determined that our internal control over financial reporting was ineffective as of December 31, 2022.

Changes in Internal Control of Financial Reporting

During the year ended there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our board of directors were elected and will serve until their successor is duly elected and qualified, or until their earlier resignation. The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2022:

Name	Age	Position
Jenifer Osterwalder	58	Chief Executive Officer, President and Director
Stephen Spalding	76	Chief Financial and Accounting Officer and Director

Jenifer Osterwalder - Chief Executive Officer, President, and Director

Jenifer Osterwalder has served as our Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and as a director since March 7, 2005. Previously, from January 2005 to March 2005, Ms. Osterwalder served as President, Chief Executive Officer, Treasurer, Secretary and as a director FUSA Technology Investments Corp. From January 2000 to January 2005, she served as a consultant investment banker to Five Seas

Securities, Ltd., a securities firm in British Columbia, Canada. From August 2004 to December 2004, Ms. Osterwalder served as a consultant Manger to International Conference Services, Ltd., a conference and destination management firm in British Columbia, Canada. From January 2003 to December 2003, she served as a consultant Investment Liaison and Marketing Director for Terrikon Corporation, in British Columbia, Canada. Ms. Osterwalder received her Bachelor of Science in Business Administration in marketing and logistics from Ohio State University.

Stephen Spalding – Interim Chief Financial and Accounting Officer, Director

Mr. Spalding has been an independent management and financial consultant based in Mill Valley, California since March 2008. In the course of his management and financial consulting business, Mr. Spalding serves on numerous boards and is an advisor and interim officer for numerous companies, which include Paxton Energy Incorporated, Cytta Corporation and Verde Resources, Inc.  Mr. Spalding is also former CEO of Vigilant Privacy Corporation, a private Nevada corporation that was based in Pleasanton, California, from 2003 to March 2008, where he procured the firm’s angel round of financing and led the organization while the company’s product was transformed from a desktop product to an enterprise security solution. Previously he was a Partner at Deloitte & Touche LLP, from 1997 - 2003, where he was responsible for their IDI Practice (Implementation, Development and Integration) Division. He was formerly a partner at KPMG Peat Marwick LLP from 1995 - 1997, and was involved in Strategic Services, Enabling Technology Practice. Until recent budget cuts, Mr. Spalding was an Assistant Professor at San Francisco State University of Business Systems Management and Control, Course Number 507 (Senior/Graduate Level). He has an MBA, in Quantitative Analysis, University of Arizona, 1974. He also has a B.S., Finance and Management, Eastern Illinois University, 1973, a B.S., Physics (solid state), Eastern Illinois University, 1969 and a B.S., Mathematics, Eastern Illinois University, 1969.

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of our directors, executive officers and control persons have been involved in any of the following events:

•any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2022, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

We currently do not have a Code of Ethics and plan to adopt one as we develop our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2022	$144,000	-	-	-	-	-	-	$144,000
President and Chief Executive Officer	2021	$144,000	-	-	-	-	-	-	$144,000
Stephen Spalding, Interim Chief Financial and Accounting Officer and Director	2022	-	-	-	-	-	-	-	-
	2021		-	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement, however, the Company has agreed to pay Ms. Osterwalder $12,000 a month beginning January 1, 2020 for services rendered. As of December 31, 2022 and 2021, amounts due to Ms. Osterwalder for accrued compensation were $144,000 and $1,054,653, respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2022, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were no outstanding option equity awards at our year end.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. The following table sets forth the compensation of our directors for the year ended December 31, 2022:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder
Stephen Spalding	$						$

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2023. The information in these tables provides ownership information for:

•each person known by us to be the beneficial owner of more than a 5% of our common stock

•each of our directors and executive officers; and

•all of our directors and executive officers as a group.

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

Name	Amount and Nature of Ownership	Percent of Class

Jenifer Osterwalder	-	0.0%

Stephen Spalding	-	0.0%

All officers, directors, and 5% or greater shareholders as a group (2 persons)	-	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Jenifer Osterwalder, President, Director and Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. Total amounts expended in the Company’s consolidated financial statements in connection with the Ms. Osterwalder’s services was $144,000 for each of the years ended December 31, 2021 and 2020. As of December 31, 2022 and 2021, amounts due to the Ms. Osterwalder related to accrued salaries were $144,000 and $1,054,653, respectively.

From time to time due to the limited cash flow available, Ms. Osterwalder pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2022 and 2021, Ms. Osterwalder was due $5,500 and $206,956 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that director Stephen Spalding is an independent director under standards established by the Securities and Exchange Commission.

Review, Approval or Ratification of Transactions with Related Persons

The board of directors may ratify a “Related Transaction” by a majority vote of the disinterested  directors that are voting at any Special or Regularly scheduled  board meeting.  A Related Transaction is defined as a material agreement, contract, or other transaction between a current officer, director, or shareholder of the Company and the Company itself. Additionally, under no circumstances may the Related Transaction that is ratified be on less favorable terms to the Company than it would have it been negotiated with an unrelated third party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2022	2021
Audit fees	$20,000	19,413
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$20,000	19,413

ITEM 15. EXHIBITS

No.	Description of Exhibit

3.1	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3.2	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3.3	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

3.4	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated November 22, 2022 filed with the secretary of state of Nevada and effective on December 2, 2022.

10.1	Telecommunications services agreement with Sky Data PLL OU (Estonia) dated January 3, 2022.

10.2	Reciprocal Carrier Services Agreement entered into between EZ Mobile, LLC and Spectral Capital Corp. dated February 15, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2023	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Stephen Spalding
Stephen Spalding
Chief Financial and Accounting Officer

