Form 10-Q
period 2023-03-31
SPECTRAL CAPITAL Corp
filed 2023-05-15
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, there are issued and outstanding only common equity shares in the amount of 42,017,948 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$2,157	$10,672
Accounts receivable	9,000	25,000
Current assets	11,157	35,672

Total assets	$11,157	$35,672

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$261,174	$222,174
Related party advances and accruals	5,500	5,500
Current liabilities	266,674	227,674

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 42,017,948 and 42,017,948 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	42,018	4,202
Additional paid-in capital	29,068,988	29,106,804
Accumulated deficit	(29,144,709)	(29,081,212)
Total stockholders' equity (deficit)	(33,703)	29,794
Non-controlling interest	(221,814)	(221,796)
Total stockholders' deficit - Spectral Capital Corp.	(255,517)	(192,002)
Total liabilities and stockholders' deficit	$11,157	$35,672

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Revenues	$-	$99,000

Costs of sales	-	-

Gross income	-	99,000

Operating expenses:
Selling, general and administrative	27,515	48,565
Wages and benefits	36,000	36,000
Total operating expenses	63,515	84,565

Net income (loss) before non-controlling interest	(63,515)	14,435

Loss attributable to non-controlling interest	18	18

Net income (loss) attributable to Spectral Capital Corporation	$(63,497)	$14,453

Basic income (loss) per common share	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00
Weighted average shares - basic	42,017,948	15,196,873
Weighted average shares - diluted	42,017,948	40,429,053

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2022	42,017,948	$4,202	$29,106,804	$(221,796)	$ (29,081,212)	$(192,002)

Non-controlling interest	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(63,497)	(63,497)

March 31, 2023	42,017,948	$4,202	$29,106,804	$(221,814)	$ (29,144,709)	$(255,517)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Shareholders' Deficit
December 31, 2021	11,785,762	$1,179	$27,798,288	$(221,724)	$ (28,840,224)	$(1,262,481)

Proceeds from sale of common stock	5,000,000	500	49,430	-	-	49,930
Non-controlling interest	-	-	-	(18)	-	(18)
Net income	-	-	-	-	13,916	13,916

March 31, 2022	16,785,762	$1,679	$27,847,718	$(221,742)	$ (28,826,308)	$(1,198,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(63,497)	$13,916
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Non-controlling interest	(18)	(18)
Accounts receivable	16,000	(247,000)
Due to related parties - accrued salary	36,000	36,000
Accounts payable and accrued expenses	3,000	233,458
Net cash provided by (used in) operating activities	(8,515)	36,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	-
Proceeds from sale of common stock	-	49,930
Net cash provided by financing activities	-	49,930

Change in cash and cash equivalents	(8,515)	86,286
Cash and cash equivalents, beginning of year	10,672	264
Cash and cash equivalents, end of year	$2,157	$86,550

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$-	$1,261,609

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of March 31, 2023, the Company has cash on hand of $2,157 and negative working capital of $255,518. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 is not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2023 and December 31, 2022, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the three months ended March 31, 2022, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements.  At June 30, 2022, the Company paused their operations to improve their internal processes and expected to recommence in second quarter of 2023.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three months ended March 31, 2022 and 2023, the Company did not have not dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the three months ended March 31, 2023. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2023:

Non-Controlling Interest
Balance at December 31, 2022	$ (221,796)

Net loss attributable to non-controlling interest	(18)
Balance at March 31, 2023	$ (221,814)

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company’s financial statement.

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $36,000 and $36,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, amounts due to the CEO related to accrued salaries were $180,000 and $144,000 respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of March 31, 2023 and December 31, 2022, the Company's CEO was due $5,500 and $5,500 in connection with these advances, respectively.

As noted above, all amounts due to the Chief Executive Officer as December 31, 2021 were converted into a convertible note payable. The note is due and demand and convertible at $0.05 per share. During the three months ended March 31, 2022, the Chief Executive Officer sold the $1,054,653 and $206,956 convertible notes to a third party which was then converted into approximately 25.2 million shares in April 2022.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

During the three months ended March 31, 2022, the Company sold 5 million shares of common stock resulting in proceeds of $49,930.

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

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of March 31, 2023, all options were expired.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three-month basis in Seattle, Washington.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 27, 2023 and all subsequent filings.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022

Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Revenues decreased from $99,000 for the three months ended March 31, 2022 to $0 for the three months ended March 31, 2023. The decrease is due the pause our current business venture. The Company temporarily paused it’s current operations.

Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Cost of revenues remained the same from $0 for the three months ended March 31, 2022 to $0 for the three months ended March 31, 2023. The amount staying the same is due to the pause of our new business venture.

Operating Expenses

Operating expenses decreased $21,050, from $84,565 for the three months ended March 31, 2022 to $63,515 for the three months ended March 31, 2023. The significant decrease was due to the pause of our operations due to our new line of business.

Liquidity and Capital Resources

As of March 31, 2023, we had $2,157 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating, activities decreased $44,871 from $36,356 in cash provided during the three months ended March 31, 2022 to $8,515 cash used in the three months ended March 31, 2023. This increase was primarily related to the Company having temporary ceased operations.

Net cash provided by financing activities decreased by $49,930 from $49,930 for the three months ended March 31, 2022 to $0 for the three months ended March 31, 2023. Net cash provided by financing activities during the three months ended March 31, 2022 related to proceeds from the sale of common stock.

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

Dated: May 15, 2023