Form 10-Q
period 2023-06-30
SPECTRAL CAPITAL Corp
filed 2023-08-14
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there are issued and outstanding only common equity shares in the amount of 42,017,948 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and six months ended June 30, 2023 and 2022 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$1,558	$10,672
Accounts receivable	-	25,000
Current assets	1,558	35,672

Total assets	$1,558	$35,672

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$298,471	$222,174
Related party advances and accruals	5,500	5,500
Short-term advances	17,000	-
Current liabilities	320,971	227,674

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 42,017,948 and 42,017,948 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,202	4,202
Additional paid-in capital	29,106,804	29,106,804
Accumulated deficit	(29,208,587)	(29,081,212)
Total stockholders' equity (deficit)	(97,581)	29,794
Non-controlling interest	(221,832)	(221,796)
Total stockholders' deficit - Spectral Capital Corp.	(319,413)	(192,002)
Total liabilities and stockholders' deficit	$1,558	$35,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues	$-	$-	$-	$-

Costs of sales	-	156,303	-	57,840

Gross loss	-	(156,303)	-	(57,840)

Operating expenses:
Selling, general and administrative	27,896	90,139	55,411	138,704
Wages and benefits	36,000	36,000	72,000	72,000
Total operating expenses	63,896	126,139	127,411	210,704

Net loss before non-controlling interest	(63,896)	(282,442)	(127,411)	(268,544)

Loss attributable to non-controlling interest	18	14	36	32

Net loss attributable to Spectral Capital Corporation	$(63,878)	$(282,428)	$(127,375)	$(268,512)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	42,017,948	38,967,904	42,017,948	27,148,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
March 31, 2022	16,785,762	$1,679	$27,847,718	$(221,742)	$(28,826,308)	$(1,198,653)

Proceeds from sale of common stock	-	-	-	-	-	-
Conversion of convertible note	25,232,186	2,523	1,259,086	-	-	1,261,609
Non-controlling interest	-	-	-	(14)	-	(14)
Net loss	-	-	-	-	(282,428)	(282,428)

June 30, 2022	42,017,948	$4,202	$29,106,804	$(221,756)	$(29,108,736)	$(219,486)

Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2021	11,785,762	$1,179	$27,798,288	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	5,000,000	500	49,430	-	-	49,930
Conversion of convertible note	25,232,186	2,523	1,259,086	-	-	1,261,609
Non-controlling interest	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	(268,512)	(268,512)

June 30, 2022	42,017,948	$4,202	$29,106,804	$(221,756)	$(29,108,736)	$(219,486)

Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
March 31, 2023	42,017,948	$4,202	$29,106,804	$(221,814)	$(29,144,709)	$(255,517)

Non-controlling interest	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(63,878)	(63,878)

June 30, 2023	42,017,948	$4,202	$29,106,804	$(221,832)	$(29,208,587)	$(319,413)

Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2022	42,017,948	$4,202	$29,106,804	$(221,796)	$(29,081,212)	$(192,002)

Non-controlling interest	-	-	-	(36)	-	(36)
Net loss	-	-	-	-	(127,375)	(127,375)

June 30, 2023	42,017,948	$4,202	$29,106,804	$(221,832)	$(29,208,587)	$(319,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(127,375)	$(268,512)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Non-controlling interest	(36)	(32)
Changes in operating assets and liabilities:
Accounts receivable	25,000	(2,330,365)
Due to related parties - accrued salary	72,000	72,000
Accounts payable and accrued expenses	4,297	2,565,186
Net cash provided by (used in) operating activities	(26,114)	38,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Short-term advances	17,000	-
Proceeds from sale of common stock	-	49,930
Net cash provided by financing activities	17,000	49,930

Change in cash and cash equivalents	(9,114)	88,207
Cash and cash equivalents, beginning of period	10,672	264
Cash and cash equivalents, end of period	$1,558	$88,471

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$-	$1,261,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On February 15, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice for Sky Data PLL OU. We provide business to business (B2) telecommunications interconnection services to mainly Asia, South America and Africa. This is done by negotiating directly with international private and public carriers for telecommunications rates based on certain volume and transaction levels. The company has temporarily paused its telecommunications business and is seeking a new telecommunications partner. We hope to resume this business within the 2023 fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of June 30, 2023, the Company has cash on hand of $1,558 and negative working capital of $319,413. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2023 and December 31, 2022, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the six months ended June 30, 2023, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements. At June 30, 2022, the Company paused their operations to improve their internal processes and expected to recommence in second quarter of 2023.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three and six months ended June 30, 2023 and 2022, the Company did not have not dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2023. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2023:

Non-Controlling Interest
Balance at December 31, 2022	$ (221,796)

Net loss attributable to non-controlling interest	(36)
Balance at June 30, 2023	$ (221,832)

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $72,000 and $72,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, amounts due to the CEO related to accrued salaries were $216,000 and $144,000 respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of June 30, 2023 and December 31, 2022, the Company's CEO was due $5,500 and $5,500 in connection with these advances, respectively.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

During the six months ended June 30, 2022, the Company sold 5 million shares of common stock resulting in proceeds of $49,930.

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

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of June 30, 2023, all options were expired.

NOTE 5 – ADVANCES

During the six months ended June 30, 2023, the Company received advances of $17,000 from a third party. The advances are due on demand and do not incur interest.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three-month basis in Seattle, Washington.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2023 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed above.

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

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On February 15, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice for Sky Data PLL OU. The company has temporarily paused its telecommunications business and is seeking a new telecommunications partner. We hope to resume this business within the 2023 fiscal year.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2023 and 2022

Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Revenues remained the same from $0 for the six months ended June 30, 2022 to $0 for the six months ended June 30, 2023. The amount staying the same is due to the pause of our new business venture.

Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Cost of revenues decreased from $57,840 for the six months ended June 30, 2022 to $0 for the six months ended June 30, 2023. The decrease was due to the pause of our operations due to our new line of business.

Operating Expenses

Operating expenses decreased $83,293, from $210,704 for the six months ended June 30, 2022 to $127,411 for the six months ended June 30, 2023. The significant decrease was due to the pause of our operations due to our new line of business.

Liquidity and Capital Resources

As of June 30, 2023, we had $1,558 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating, activities increased $64,391, from $38,277 in cash provided during the six months ended June 30, 2022 to $26,114 cash used in the six months ended June 30, 2023. This increase was primarily related to the Company having temporary ceased operations.

Net cash provided by financing activities decreased by $32,930 from $49,930 for the six months ended June 30, 2022 to $17,000 for the six months ended June 30, 2023. Net cash provided by financing activities during the six months ended June 30, 2023 and 2022 related to proceeds short-term advances and proceeds from the sale of common stock, respectively.

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

Dated: August 14, 2023