Form 10-Q
period 2023-09-30
SPECTRAL CAPITAL Corp
filed 2023-11-13
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there are issued and outstanding only common equity shares in the amount of 42,017,948 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and nine months ended September 30, 2023 and 2022 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$1,116	$10,672
Accounts receivable	-	25,000
Current assets	1,116	35,672

Total assets	$1,116	$35,672

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$330,174	$222,174
Related party advances and accruals	5,877	5,500
Short-term advances	30,200	-
Current liabilities	366,251	227,674

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 42,017,948 and 42,017,948 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,202	4,202
Additional paid-in capital	29,106,804	29,106,804
Accumulated deficit	(29,254,291)	(29,081,212)
Total stockholders' equity (deficit)	(143,285)	29,794
Non-controlling interest	(221,850)	(221,796)
Total stockholders' deficit - Spectral Capital Corp.	(365,135)	(192,002)
Total liabilities and stockholders' deficit	$1,116	$35,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenues	$-	$-	$-	$176,220

Costs of sales	-	(234,060)	-	-

Gross loss	-	234,060	-	176,220

Operating expenses:
Selling, general and administrative	9,722	112,447	65,133	251,151
Wages and benefits	36,000	36,000	108,000	108,000
Total operating expenses	45,722	148,447	173,133	359,151

Net loss before non-controlling interest	(45,722)	85,613	(173,133)	(182,931)

Loss attributable to non-controlling interest	18	22	54	54

Net loss attributable to Spectral Capital Corporation	$(45,704)	$85,635	$(173,079)	$(182,877)

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	42,017,948	42,017,948	42,017,948	32,159,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Three Months Ended September 30, 2022

	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
June 30, 2022	42,017,948	$4,202	$29,106,804	$(221,756)	$(29,108,736)	$(219,486)

Non-controlling interest	-	-	-	(22)	-	(22)
Net income	-	-	-	-	85,635	85,635

September 30, 2022	42,017,948	$4,202	$29,106,804	$(221,778)	$(29,023,101)	$(133,873)

Nine Months Ended September 30, 2022

	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2021	11,785,762	$1,179	$27,798,288	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	5,000,000	500	49,430	-	-	49,930
Conversion of convertible note	25,232,186	2,523	1,259,086	-	-	1,261,609
Non-controlling interest	-	-	-	(54)	-	(54)
Net loss	-	-	-	-	(182,877)	(182,877)

September 30, 2022	42,017,948	$4,202	$29,106,804	$(221,778)	$(29,023,101)	$(133,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Three Months Ended September 30, 2023

	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
June 30, 2023	42,017,948	$4,202	$29,106,804	$(221,832)	$(29,208,587)	$(319,413)

Non-controlling interest	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(45,704)	(45,704)

September 30, 2023	42,017,948	$4,202	$29,106,804	$(221,850)	$(29,254,291)	$(365,135)

Six Months Ended September 30, 2023

	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2022	42,017,948	$4,202	$29,106,804	$(221,796)	$(29,081,212)	$(192,002)

Non-controlling interest	-	-	-	(54)	-	(54)
Net loss	-	-	-	-	(173,079)	(173,079)

September 30, 2023	42,017,948	$4,202	$29,106,804	$(221,850)	$(29,254,291)	$(365,135)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBR 30, 2023 AND 2022

(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(173,079)	$(182,877)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Non-controlling interest	(54)	(54)
Changes in operating assets and liabilities:
Accounts receivable	25,000	(74,407)
Due to related parties - accrued salary	108,000	108,000
Accounts payable and accrued expenses	-	100,218
Net cash provided by (used in) operating activities	(40,133)	(49,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Short-term advances	30,200	-
Proceeds from related party advances	377	-
Proceeds from sale of common stock	-	49,930
Net cash provided by financing activities	30,577	49,930

Change in cash and cash equivalents	(9,556)	810
Cash and cash equivalents, beginning of period	10,672	264
Cash and cash equivalents, end of period	$1,116	$1,074

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$-	$1,261,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Spectral intends to expand its reach within the telecommunications reselling services market and has identified the following steps in order to resume this line of business: ownership of infrastructure, control of data flow and the elimination of third parties. This progression will provide significant cost savings and allow the company direct access to the data in real time to optimize service and to gain the most traffic in high demand areas. These steps will also enable Spectral to provide better service with the hope to gain better contracts over time. In conjunction with its partner Sky, ownership of infrastructure is underway, and the companies are currently in talks to secure contracts with providers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of September 30, 2023, the Company has cash on hand of $1,116 and negative working capital of $365,135. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not indicative of the results that may be expected for the full year.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2023 and December 31, 2022, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

SEPTEMBER 30, 2023

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the nine months ended September 30, 2023, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements. At September 30, 2022, the Company paused their operations to improve their internal processes and are working towards resuming operations by April of 2024.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three and nine months ended September 30, 2023 and 2022, the Company did not have not dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2023. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2023:

Non-Controlling
Interest
Balance at December 31, 2022	$(221,796)

Net loss attributable to non-controlling interest	(54)
Balance at March 31, 2023	$(221,850)

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

SEPTEMBER 30, 2023

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

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $108,000 and $108,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, amounts due to the CEO related to accrued salaries were $252,000 and $144,000, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2023 and December 31, 2022, the Company's CEO was due $5,877 and $5,500 in connection with these advances, respectively.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders' Deficit

During the nine months ended September 30, 2022, the Company sold 5 million shares of common stock resulting in proceeds of $49,930.

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

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of September 30, 2023, all options were expired.

NOTE 5 – ADVANCES

During the nine months ended September 30, 2023, the Company received advances of $30,200 from a third party. The advances are due on demand and do not incur interest.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a three-month basis in Seattle, Washington.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023 to the date these condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed above.

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

Spectral intends to expand its reach within the telecommunications reselling services market and has identified the following steps in order to resume this line of business: ownership of infrastructure, control of data flow and the elimination of third parties. This progression will provide significant cost savings and allow the company direct access to the data in real time to optimize service and to gain the most traffic in high demand areas. These steps will also enable Spectral to provide better service with the hope to gain better contracts over time. In conjunction with its partner Sky, ownership of infrastructure is underway, and the companies are currently in talks to secure contracts with providers.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Revenues decreased from $176,200 for the nine months ended September 30, 2022 to $0 for the nine months ended September 30, 2023. The decrease is due to the pause of our new business venture.

Cost of Revenues

We are currently engaged in a technology development business and recently commenced operations within the telecom industry. Cost of revenues decreased from ($234,060) for the nine months ended September 30, 2022 to $0 for the nine months ended September 30, 2023. The decrease is due to the pause of our new business venture.

Operating Expenses

Operating expenses decreased $186,018, from $359,151 for the nine months ended September 30, 2022 to $173,133 for the nine months ended September 30, 2023. The significant decrease was due to the pause of our operations due to the forthcoming structural changes within our new line of business.

Liquidity and Capital Resources

As of September 30, 2023, we had $1,116 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating, activities decreased $8,987, from $49,120 in cash used during the nine months ended September 30, 2022 to $40,133 cash used in the nine months ended September 30, 2023. This decrease was primarily related to the Company having temporary ceased operations.

Net cash provided by financing activities decreased by $19,353 from $49,930 for the nine months ended September 30, 2022 to $30,577 for the nine months ended September 30, 2023. Net cash provided by financing activities during the nine months ended September 30, 2023 and 2022 related to proceeds short-term advances and proceeds from the sale of common stock, respectively.

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

Our short-term prospects are promising given our success to date in securing the two portfolio companies, Noot and Monitr as well as our entry into the telecommunications reselling business.  However, we need significant capital to implement our plan.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 13, 2023