Form 10-K
period 2023-12-31
SPECTRAL CAPITAL Corp
filed 2024-03-28
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  [   ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).
Yes ☐  No [ X ]

As of March 28, 2024, we have 42,018,162 shares of Common Stock outstanding, par value $0.0001 per share.

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity was approximately $800,295.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

In this report, unless the context indicates otherwise, the terms “Spectral,” “Company,” “we,” “us,” “our” and similar words refer to Spectral Capital Corporation, a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to further develop upgrade our telecommunications and software services in a cost-effective manner
•	our ability to meet, and to continue to meet, applicable regulatory requirements for the use of our telecommunications and software services;
•	our ability to comply on an ongoing basis with the numerous regulatory requirements applicable to our telecommunications and software services;
•	the introduction, market acceptance and success of our telecommunications and software services;
•	the success or profitability of our future arrangements with to our telecommunications and software services;
•	a failure of demand for our telecommunications and software services;
•	our future capital requirements and sources and uses of cash;
•	our ability to obtain funding for our operations and future growth;
•	the extensive costs, time and uncertainty associated with upgrading and marketing our telecommunications and software services;
•	developments and projections relating to our competitors and industry;
•	the ability to recognize the anticipated benefits of the acquisition of assets of Noot Holdings, Inc. and Monitr Holdings, Inc.
•	problems with the performance of our telecommunication and software upon our potential completion of planned upgrades;
•	our dependence on a limited number of third-party suppliers for certain components;
•	our inability to adapt to changing technology impacting or used in our technologies;
•	our inability to protect our intellectual property and the risk of claims that we have infringed on the intellectual property of others;
•	our inability to compete effectively;
•	risks associated with the current economic environment;
•	risks associated with our international operations;
•	geopolitical risk and changes in applicable laws or regulations;
•	our inability to adequately protect our technology infrastructure;
•	our inability to hire or retain skilled employees and the loss of any of our key personnel;

•	operational risk;
•	costs and other risks associated with being a reporting company subject to the Sarbanes-Oxley Act;
•	our inability to implement and maintain effective internal controls.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our,” and the

“Company” refer to Spectral Capital Corporation and, where appropriate, its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

OVERVIEW

Spectral Capital Corporation, a Nevada corporation (“us”, “we”, “our” or the “Company”) was formed in the state of Nevada on September 13, 2000.

Our principal executive offices are located at 4500 9th Avenue NE, Seattle, Washington 98105. Our phone number is (206) 385-6490.  Our website is www.spectralcapital.com.

In December 2021, we began providing wholesale telecommunications, data and switching services consisting of international long distance reselling services on a business-to-business (“B2B”) basis. Since December 2021, we have provided this service in conjunction with approximately 3 network providers who, in turn, provided services directly to customers around the world. We paused these services in Q3 2022 because we believed that we could increase our profits if we could find partners that provide real time data exchange and technical advantages over what we had previously. We intend to resume this business in the third quarter of 2024.

On January 3, 2022, we entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) (“Sky”) to provide long distance switching services. We provided services under this agreement to 3 customers and generated $98,323 of revenue from the contract during 2022. We have paused this line of business and plan to resume our telecommunications reselling services through our partnership with SKY within the 2024 fiscal year and without third-party intervention. Testing of these services will begin initially via SKY, and after sufficient revenue streams and data providers have been resolved, we intend to join this arrangement. Having control of this traffic will allow full transparency and full control of this line of business and will allow us to scale the initial small traffic into higher amounts without added costs.

We incurred a net loss of $(215,387) and $(240,988) for the years ended December 31, 2023 and 2022. Our revenues were $0 and $98,323 from the sale of our telecom services for the years ended December 31, 2023 and 2022. Our assets were $240 and $35,672 for the years ended December 31, 2023 and December 31, 2022. As of the date of this Form 10-K, we had cash on hand of approximately $240 for our operational needs. Currently, our operating expenses are approximately $18,000 per month. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we will have available cash for our operating needs for approximately one month.

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on September 13, 2000 as Galaxy Championship Wrestling, Inc., a media and entertainment company. As disclosed in our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 27, 2023, since our inception, we have had various names and failed business plans. Since July 27, 2010, we have operated under the name Spectral Capital Corporation.

On August 8, 2022, we increased our common stock, $0.0001 par value per share, from 500,000,000 to 1,000,000,000 (the “Increase in Authorized Capital”). On November 22, 2022, we effected a reverse stock split of our common stock whereby every ten (10) shares of issued and outstanding common stock was combined into one (1) share of common stock (the “Reverse Stock Split”).

On February 26, 2013, we signed a definitive Technology Acquisition Agreement to acquire mobile search engine and mobile sharing technology from Fiveseas Securities Ltd. (“Fiveseas”). Under the agreement, we issued Fiveseas 5,000,000 shares of our common stock, par value $0.0001. The agreement called for the technology to reside within a newly formed Delaware corporation called Noot Holdings, Inc. (“Noot”), which we formed on February 28, 2013 and are a 60% owner of and Fiveseas is a 40% owner of. Fiveseas was granted a right of first refusal for any subsequent sale of the technology.

On December 1, 2013, we signed a definitive Technology Acquisition Agreement to acquire a technology application and service that enhances the way people find, consume, analyze, share and discuss financial news and topics, equities, commodities and currencies on the web from TL Global Inc (“TL Global”).  Under the agreement, we issued TL Global 5,000,000 shares of our common stock, par value $0.0001.  The agreement called for the technology to reside within a newly formed Delaware corporation called Monitr Holdings, Inc. (“Monitr”), which we formed on December 1, 2013 and are a 60% owner of and TL Global is a 40% owner of. TL Global was granted a right of first refusal for any subsequent sale of the technology.

We have not been involved in a material bankruptcy, receivership, or similar proceeding. Other than as set forth above, in the prior five years, we have not been involved in any material reclassification, merger or consolidation.

PRINCIPAL PRODUCTS AND SERVICES

We have a majority ownership of two non-operating technology companies: Noot and Monitr.   We plan to commercialize Noot and Monitr which will require substantial capital of at least $500,000 to upgrade their software. We do not currently have the financial means to commercialize these products and have not identified sources to finance the upgrade of the Noot and Monitr software.

We intend to provide international long distance reselling services on a B2B basis for select customers through our efforts of development and control of switching infrastructure with SKY.

We plan to provide wholesale voice services, global routing solutions and direct bilateral connections with major PTTs, Tier-1 carriers and mobile operators around the world. We are seeking relationships that can further expand our network and improve voice quality experience in order to increase the number of carriers and mobile operators around the world who utilize our network solutions.  Through SKY, we plan to offer services along with new providers and expect to resume this business in Q3 2024 with one or more providers.

Noot is no longer a working mobile application; however, its foundation of mobile search and machine learning is still relevant today. Given adequate funding to upgrade its software, we believe there are alternative markets in which Noot could enter. The mobile search sector has much room to grow.

With the growth of financial technology (“Fintech”), Monitr has a growing list of competitors; however, we believe that Monitr´s trend-detecting software could perform well relative to the competition.

Additionally, we plan to resume our telecommunication reselling service business in Q3 2024 with SKY.

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology because we have very limited resources and have not located sources of capital to fund our operations.

Competition

We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our services and the ones we intend to develop; (ii) develop, market and distribute our current and anticipated B2C (“Business to Consumer”) and B2B software applications (“Applications” or “Apps”) as developed by our portfolio companies; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our anticipated search services generally, our competitors include Google and other destination search websites and search-centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our portfolio search and analytics services, we compete against a variety of established players and new entrants.

Moreover, many of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and/or significantly greater financial, technical and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.  We are dependent upon the receipt of capital to fund our operations, which may not become available to us, and even if available it, may not be available upon commercially reasonable terms.

The telecommunication industry is a growing market, and new entrants frequently enter this industry. Entering the reselling industry does not require substantial capital. The most successful companies have developed long-lasting relationships with data carrier traffic providers and can utilize these relationships for high traffic within their networks. We are a new entrant to this industry and must form relationships in order to grow and develop our customer base. Providing carriers with technological advancements for better connections and high-quality customer service will be part of our mission in order to gain a competitive advantage.

Principal Agreements Affecting Our Ordinary Business

We do not have any current long-term agreements that impact our business.

Information Technology Governmental Regulation

Our operations are subject to various rules, regulations and limitations impacting the information technology industry as a whole. We are subject to numerous United States (U.S.) federal, state, and foreign laws and regulations covering a wide variety of subject matters. Like other companies in the technology industry, we face heightened scrutiny from both U.S. and foreign governments with respect to our compliance with laws and regulations. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain.

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

OPERATIONS

We have acquired significant stakes in two technology companies as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a B2B basis.

Our operations consist of fostering partnerships for the resumption and expansion of our telecommunication reselling business as well as the development and commercialization of portfolio technology, including attendant information security needs and providing consistent and reliable access to our applications/technology. Along with our partner, SKY, we intend to resume active operations within the telecommunication reselling services business within this fiscal year. Additionally, we are actively seeking optimal partners for our Noot and Monitr assets. We are seeking capital and expertise in order to develop these services to their full potential.

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2023, we have not incurred research and development expenses related to the development of our current software products and for our previous technology business.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

In the year ended December 31, 2023, we had 0 customers. And presently have 0 customers. We are not particularly dependent on any one customer or supplier.

INTELLECTUAL PROPERTY

We do not currently hold any patents or trademarks.

Trade Secrets

Whenever we deem it important for purposes of maintaining the secrecy of information, such as sensitive and valuable search algorithms, we plan to require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom may require us to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements will generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-K for the year ended December 31, 2023, we have executed non-disclosure agreements with key consultants or advisors.

HUMAN CAPITAL

For the year ended December 31, 2023, we had one full-time employee, Jenifer Osterwalder, our Chief Executive Officer, President, and Director. We also use the services of Stephen Spalding, our Interim Chief Financial and Accounting Officer, and Director.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Available Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol “FCCN”. We file annual, quarterly, and current reports and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. We maintain a website where our annual, quarterly and current reports and amendments to those reports, if any, are available free of charge.

Item 1A. RISK FACTORS

Not required.

Item 1B. Unresolved Staff Comments.

N/A.

ITEM 2. DESCRIPTION OF PROPERTY

We rent a virtual office located at 4500 9th Avenue NE, Seattle, Washington, 98105, under a month-to-month basis. We pay monthly rent of $99.00 for this location.  We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol “FCCN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two years on the OTC Markets Pink Sheets and as obtained from otcmarkets.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2022
Quarter ended
March 31, 2022	$0.168	$0.076
June 30, 2022	$0.16	$0.05
September 30, 2022	$0.129	$0.027
December 31, 2022	$0.21	$0.028

Year ended 2023
Quarter ended
March 31, 2023	$0.0775	$0.055
June 30, 2023	$0.0638	$0. 0503
September 30, 2023	$0.0609	$0.0511
December 31, 2023	$0.0586	$0.0452

STOCKHOLDERS

As of March 28, 2024, there were approximately ninety-seven (97) holders of record of our common stock.

DIVIDENDS

From our inception, we have never declared or paid any cash dividends on shares of our common stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The decision to declare any future cash dividends will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deem relevant. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit our ability to pay dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2022, the Company sold 5 million shares of common stock to 5 shareholders, resulting in proceeds of $49,930. None of the following transactions involved any underwriters, underwriting discounts or commissions, or any public offering.  We believe that the share of the 5 million shares of common stock to 5 shareholders was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our consolidated financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe are most critical to an understanding of our financial condition, results of operations and liquidity.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc., its 60% owned subsidiary, Noot Holdings, Inc., from its date of incorporation of February 28, 2013, and its 60% owned subsidiary, Monitr Holdings, Inc. from its date of incorporation of December 1, 2013.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

OVERVIEW

Spectral Capital Corporation (“Spectral” or the “Company”, also “We” or “Us”) is a technology company focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries. We have interests in telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (“B2B”) basis. We intend to resume this line of our business and seek partnerships to expand our network as well as seek technological advancement opportunities that may provide us with a substantial advantage over our competition. Additionally, we have majority ownership of two non-operating technology companies: Noot Holdings, Inc. (“Noot”) and Monitr Holdings, Inc. (“Monitr”).  We believe the underlying technologies for both Noot and Monitr have the potential to create profitable businesses on their own but require substantial capital to upgrade their software to become competitive. We currently do not have the financial means for these required upgrades and are actively seeking optimal partners for these assets in order to develop these services to their full potential.

PLAN OF OPERATIONS

We are a technology startup accelerator that invests in early-stage companies. We target industry verticals and solutions where disruption and network effects allow for rapid adoption and displacement of incumbents.  We work with startups, focusing them on rapid development, getting to market, and refining their products and services with innovative features that reflect direct customer and market feedback. In addition to meeting some of the financing needs of our portfolio companies, we provide our teams with executive support at the technology, marketing and operations level in an effort to bring optimal results. Additionally, We have interests in wholesale telecommunications, data and switching services consisting of international long distance reselling services on a business-to-business (“B2B”) basis.

Our technology portfolio consists of two companies, of which we are the majority owner: Noot and Monitr.

Noot is a mobile technology company that created the mobile application “Noot” which utilized proprietary search engine technology for mobile devices that delivered personalized information to the user. While Noot is no longer a working mobile application, its foundation of mobile search and machine learning is still relevant today. Given adequate funding to upgrade its software, we believe there are alternative markets in which Noot could enter. The mobile search sector has much room to grow. Currently, we are unable to provide the necessary funds for this upgrade; however, we are actively seeking optimal partners for this endeavor.

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

•Many investors use only a few sources to become informed of market conditions. Monitr provides investors with access to thousands of sources.

Monitr specializes in the analysis of news and opinion to determine the aggregate sentiment and trends of equities across markets in part to detect trends and provide relevant data for its users.

Although Monitr is no longer a working application, with the growth of Fintech, Monitr has a growing list of competitors. However, we believe that Monitr´s trend-detecting software could perform well relative to the competition but will require substantial additional investment to become competitive in the growing marketplace. Currently, we are unable to provide the necessary funds for this upgrade; however, we are actively seeking optimal partners for this endeavor.

Additionally, we intend to resume our telecommunications reselling services through our partnership with Sky Data PLL OU (Estonia) (“SKY”), specifically providing international long distance reselling services on a B2B basis. We are working to form partnerships in order to expand our business as well as seek technological advancement opportunities that may provide us with an advantage over our competition.

Over the course of the next 12 months, we intend to: 1. Resume the telecommunication re-selling services operations along with our partner, SKY; 2. Form partnerships with data providers to expand traffic; 3. Identify optimal partnerships to develop Noot and/or Monitr; 3. Increase capital through private placement or other equity sale opportunities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Revenues and Cost of Revenues

We are currently engaged in a technology development business and intend to resume operations within the telecom industry. Net revenues decreased from $98,323 for the year ended December 31, 2022 to $0 for the year ended December 31, 2023. The decrease is due to us temporarily pausing our telecom related operations during 2023.

Operating Expenses

Operating expenses decreased $123,906, from $339,383 for the year ended December 31, 2022 to $215,477 for the year ended December 31, 2023.  The decrease was due to our pause in the telecom reselling services business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had $240 of cash on hand. We intend to fund operations through the use of cash on hand, additional advances from our chief executive officer, and debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $2,510, from $45,022 for the year ended December 31, 2022 to $47,532 for the year ended December 31, 2023. This continued low amount of costs was primarily related to our limited operations due to the cash flow limitations.

Net cash provided by financing activities decreased by $18,330 from $55,530 for the year ended December 31, 2022 to $37,100 for the year ended December 31, 2023. Net cash provided by financing activities during the year ended December 31, 2022 primarily related to sales of common stock.

We believe that our current financial resources are not sufficient to meet our working capital requirements over the next year. Additional funding will be necessary in order to expand portfolio operations and to reach our goals. Currently, we do not have any commitments or assurances for additional capital, nor can we provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations. In addition, if necessary, we will decrease expenses and redirect our efforts toward the sale of one or more of our assets should funding become inadequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company”, this Item and the related disclosure are not required.

Item 8. Financial Statements and Supplementary Data

SPECTRAL CAPITAL CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Spectral Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2017

Lakewood, CO

March 28, 2024

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$240	$10,672
Accounts receivable	-	25,000
Current assets	240	35,672

Total assets	$240	$35,672

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$290,119	$222,174
Related party advances and accruals	6,150	5,500
Short-term advances	36,450	-
Current liabilities	332,719	227,674

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 42,017,948 shares issued and outstanding as of December 31, 2023 and 2022	4,202	4,202
Additional paid-in capital	29,181,804	29,106,804
Accumulated deficit	(29,296,599)	(29,081,212)
Total stockholders' equity (deficit)	(110,593)	29,794
Non-controlling interest	(221,886)	(221,796)
Total stockholders' deficit - Spectral Capital Corp.	(332,479)	(192,002)
Total liabilities and stockholders' deficit	$240	$35,672

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenues	$ -	$ 98,323

Costs of sales	-	-

Gross profit	-	98,323

Operating expenses:
Selling, general and administrative	71,477	195,383
Wages and benefits	144,000	144,000
Total operating expenses	215,477	339,383

Net loss before non-controlling interest	(215,477)	(241,060)

Loss attributable to non-controlling interest	90	72

Net loss attributable to Spectral Capital Corporation	$ (215,387)	$ (240,988)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Weighted average shares - basic and diluted	42,017,948	34,644,111

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2021	11,785,762	$1,179	$27,798,288	$(221,724)	$(28,840,224)	$(1,262,481)

Proceeds from sale of common stock	5,000,000	500	49,430	-	-	49,930
Conversion of convertible note	25,232,186	2,523	1,259,086	-	-	1,261,609
Non-controlling interest	-	-	-	(72)	-	(72)
Net loss	-	-	-	-	(240,988)	(240,988)

December 31, 2022	42,017,948	$4,202	$29,106,804	$(221,796)	$(29,081,212)	$(192,002)

Non-controlling interest	-	-	-	(90)	-	(90)
Settlement of liability by shareholder	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(215,387)	(215,387)

December 31, 2023	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,296,599)	$(332,479)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(215,387)	$(240,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(90)	(72)
Changes in operating assets and liabilities:
Accounts receivable	25,000	(25,000)
Due to related parties - accrued salary	144,000	144,000
Accounts payable and accrued expenses	(1,055)	77,038
Net cash used in operating activities	(47,532)	(45,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term advances	36,450	-
Proceeds from related party advances	650	5,500
Proceeds from sale of common stock	-	49,930
Net cash provided by financing activities	37,100	55,430

Change in cash and cash equivalents	(10,432)	10,408
Cash and cash equivalents, beginning of period	10,672	264
Cash and cash equivalents, end of period	$240	$10,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$-	$1,261,609
Settlement of a liability by a shareholder	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (the “Company” or “Spectral”) was incorporated on September 13, 2000 under the laws of the State of Nevada. Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries.  Spectral has acquired significant stakes in two non-active technology companies as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (B2B) basis.

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On January 3, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice from Sky Data PLL OU. The Company has paused this line of business and plans to resume activities within the 2024 fiscal year. We intend to keep our partnership with Sky and together form partnerships with existing carriers who have substantial customers and without third party intervention. We intend to provide business to business (B2) telecommunications interconnection services to international clientele and are currently in talks with vendors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2023, the Company has cash on hand of $240 and negative working capital of $332,479. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, the Company’s products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products.

Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company’s new products may not be favorably received. Nor may we have the capital resources to further the development of existing and/or new ones.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the year ended December 31, 2022, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements.  At June 30, 2022, the Company paused their operations to improve their internal processes in the hopes of increasing future profits and expect to recommence in Q3 2024.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2023 and 2022, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company does not have any dilutive securities outstanding as of December 31, 2023 and 2022.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2023 and 2022. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2023 and 2022:

Balance at December 31, 2021	$ (221,724)

Net loss attributable to non-controlling interest	(72)
Balance at December 31, 2022	(221,796)

Net loss attributable to non-controlling interest	(90)
Balance at December 31, 2023	$ (221,886)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Previously, she was charging 12,350 CHF per month for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $144,000 and $144,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, amounts due to the CEO related to accrued salaries were $288,000 and $144,000, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2023 and 2022, the Company's CEO was due $6,150 and $5,500 in connection with these advances, respectively. Decrease in the current period is due to the conversion of accounts payable into a related party convertible note payable.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Changes in Stockholders’ Deficit

During the year ended December 31, 2023, a shareholder of the Company satisfied various liabilities totaling $75,000 which were recorded as contributed capital.

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

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of December 31, 2023, all options were expired.

NOTE 5 – INCOME TAXES

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $14,800,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company’s tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2023	2022
Federal income tax benefit attributable to:
Current operations	$45,250	$50,607
Less: valuation allowance	(45,250)	(50,607)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2023	2022
Deferred tax asset attributable to:
Net operating loss carryforward	$4,967,180	$4,921,930
Less: valuation allowance	(4,967,180)	(4,921,930)
Net deferred tax asset	$-	$-

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company owes advances of $36,450 to a third party. The advances are due on demand and do not incur interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases virtual office space on a month-to-month basis in Seattle, Washington.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analysed its operations subsequent to December 31, 2023 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than those disclosed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Jenifer Osterwalder, our Chief Executive Officer, and Stephen Spalding, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2023.

In the course of preparing the financial statements that are included in this Form 10-K, management has determined that a material weakness exists within the internal controls over financial reporting. The material weakness identified relates to the lack of a sufficient complement of personnel within the finance and accounting function with an appropriate degree of knowledge, experience and training. We also noted a material weakness related to logical security and privileged access in the area of information technology. We concluded that the material weaknesses in our internal control over financial reporting information technology occurred because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

In order to remediate the material weaknesses, we expect to hire additional accounting, finance and information technology resources or consultants with public company experience upon receiving sufficient capital.

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We cannot assure you that we will be able to fully remediate the material weakness in 2024. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control---Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway

Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our board of directors was elected and will serve until their successor is duly elected and qualified or until their earlier resignation. The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2023:

Name	Age	Position
Jenifer Osterwalder	59	Chief Executive Officer, President and Director

Stephen Spalding	77	Chief Financial and Accounting Officer and Director

Jenifer Osterwalder - Chief Executive Officer, President, and Director

Jenifer Osterwalder has served as our Chief Executive Officer, Principal Accounting Officer, President, Treasurer, Secretary and as a director since March 7, 2005. Previously, from January 2005 to March 2005, Ms. Osterwalder served as President, Chief Executive Officer, Treasurer, Secretary and as a director of FUSA Technology Investments Corp. From January 2000 to January 2005, she served as a consultant investment banker to Five Seas Securities, Ltd., a securities firm in British Columbia, Canada. From August 2004 to December 2004, Ms. Osterwalder served as a consultant Manager to International Conference Services, Ltd., a conference and destination management firm in British Columbia, Canada. From January 2003 to December 2003, she served as a consultant Investment Liaison and Marketing Director for Terrikon Corporation in British Columbia, Canada. Ms. Osterwalder received her Bachelor of Science in Business Administration in marketing and logistics from Ohio State University.

Jennifer Osterwalder, our Chief Executive Officer, President and Director donates approximately 160 hours per month to our business.

Stephen Spalding – Interim Chief Financial and Accounting Officer, Director

Since March 2008, Mr. Spalding has been an independent management and financial consultant based in Mill Valley, California. In the course of his management and financial consulting business, Mr. Spalding serves on numerous boards and is an advisor and interim officer for numerous companies, which include Paxton Energy Incorporated, Cytta Corporation and Verde Resources, Inc.  Mr. Spalding is also former CEO of Vigilant Privacy Corporation, a private Nevada corporation that was based in Pleasanton, California, from 2003 to March

2008, where he procured the firm’s angel round of financing and led the organization while the company’s product was transformed from a desktop product to an enterprise security solution. Previously, he was a Partner at Deloitte & Touche LLP from 1997 - 2003, where he was responsible for their IDI Practice (Implementation, Development and Integration) Division. He was formerly a partner at KPMG Peat Marwick LLP from 1995 - 1997 and was involved in Strategic Services, Enabling Technology Practice. Until recent budget cuts, Mr. Spalding was an Assistant Professor at San Francisco State University of Business Systems Management and Control, Course Number 507 (Senior/Graduate Level). He has a Master of Business Administration, Quantitative Analysis, University of Arizona, 1974. He also has a Bachelor of Science, Finance and Management, Eastern Illinois University, 1973, a Bachelor of Science, Physics (solid state), Eastern Illinois University, 1969 and a Bachelor of Science, Mathematics, Eastern Illinois University, 1969.

Stephen Spalding, our Interim Chief Financial, Accounting Officer and Director donates approximately 1 hour per month to our business.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2023, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. Our board of directors has determined that Stephen Spalding, a member of our board, qualifies as an audit committee financial expert.  However, we intend to appoint an audit, a compensation and a nominating committee of our board of directors.

As of the date of this annual report on Form 10-K for the year ended December 31, 2023, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

We currently do not have a Code of Ethics, but we plan to adopt one as we develop our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2023	$144,000	-	-	-	-	-	-	$144,000
President and Chief Executive Officer	2022	$144,000	-	-	-	-	-	-	$144,000

Stephen Spalding	2023	-	-	-	-	-	-	-	$144,000
Interim Chief Financial and Accounting Officer and Director	2022	-	-	-	-	-	-	-	$144,000

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement; however, we pay Ms. Osterwalder $12,000 a month beginning January 1, 2020 for services rendered. As of December 31, 2023 and 2022, amounts due to Ms. Osterwalder for accrued compensation were $288,000 and $144,000, respectively. On March 16, 2022, we issued to Ms. Osterwalder a promissory note in the amount of $1,054,653 for accrued salary of $1,054,653 due to Ms. Osterwalder as of December 31, 2021.  On March 16, 2022, the Board of Directors approved a resolution to convert the accrued salary of $1,054,653 owed to Ms. Osterwalder through December 31, 2021 into 210,930,660 shares of our common stock.

As of the date of this annual report on Form 10-K for the year ended December 31, 2023, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were no outstanding option equity awards at our year end.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall, from time to time, determine. The following table sets forth the compensation of our directors for the year ended December 31, 2023:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Jenifer Osterwalder
Stephen Spalding	$						$

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2023:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2024. The information in these tables provides ownership information for:

•each person known by us to be the beneficial owner of more than 5% of our common stock;

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

Name	Amount and Nature of Ownership	Percent of Class

Jenifer Osterwalder	1,060	<0.01%

Stephen Spalding	-	0.0%

Decus Pro OU	26,232,185	62.43%

All officers, directors, and 5% or greater shareholders as a group (3 persons)	26,233,246	62.43%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Jenifer Osterwalder, President, Director and Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. The total amounts expended in the Company’s consolidated financial statements in connection with Ms. Osterwalder’s services was $144,000 for each of the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, amounts due to Ms. Osterwalder related to accrued salaries were $288,000 and $144,000, respectively. On March 16, 2022, we issued to Ms. Osterwalder a promissory note in the amount of $1,054,653 for accrued salary of $1,054,653 due to Ms. Osterwalder as of December 31, 2021. On March 16, 2022, the Board of Directors approved a resolution to convert the accrued salary of $1,054,653 owed to Ms. Osterwalder through December 31, 2021 into 210,930,660 shares of our common stock. During March 2022, Ms. Osterwalder subsequently sold the 210,930,660 shares of common stock to Decus Pro OU in a private transaction for a total purchase price of $18,910.

From time to time, due to the limited cash flow available, Ms. Osterwalder pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2023 and 2022, Ms. Osterwalder was due $6,150 and $5,500 in connection with these advances, respectively. On March 16, 2022, we issued to Ms. Osterwalder a promissory note in the amount of $206,956 in connection with these cash advances due to Ms. Osterwalder as of December 31, 2021. On March 20, 2022, Ms. Osterwalder assigned the promissory note to Decus Pro OU in a private transaction for a total purchase price of $10,348.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2023	2022
Audit fees	$36,500	$36,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$36,500	$36,500

ITEM 15. EXHIBITS

No.	Description of Exhibit

3.1	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3.2	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3.3	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

3.4	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated November 22, 2022 filed with the secretary of state of Nevada and effective on December 2, 2022.

10.1	Telecommunications services agreement with Sky Data PLL OU (Estonia) dated January 3, 2022.

10.2	Reciprocal Carrier Services Agreement entered into between EZ Mobile, LLC and Spectral Capital Corp. dated February 15, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Stephen Spalding
Stephen Spalding
Chief Financial and Accounting Officer