Form 10-Q
period 2024-03-31
SPECTRAL CAPITAL Corp
filed 2024-05-17
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, there are issued and outstanding only common equity shares in the amount of 62,717,827 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

SPECTRAL CAPITAL CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; (vii) the declaration and/or payment of dividends; and (viii) any statements regarding any reserves, potential reserves, potential mineral yield or extraction costs with respect to our mining properties.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 7 of this annual report on Form 10-Q, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this report.

Item 1: Financial Statements

Our unaudited interim financial statements for the three months ended March 31, 2024 and 2023 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$1,060	$240
Current assets	1,060	240

Total assets	$1,060	$240

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$326,803	$290,119
Related party advances and accruals	6,150	6,150
Short-term advances	65,450	36,450
Current liabilities	398,403	332,719

Total liabilities	398,403	332,719

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 42,017,948 shares issued and outstanding as of March 31, 2024 and December 31, 2023	4,202	4,202
Additional paid-in capital	29,181,804	29,181,804
Accumulated deficit	(29,361,463)	(29,296,599)
Total stockholders' deficit	(175,457)	(110,593)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit - Spectral Capital Corp.	(397,343)	(332,479)
Total liabilities and stockholders' deficit	$1,060	$240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues	$-	$-

Costs of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	28,864	27,515
Wages and benefits	36,000	36,000
Total operating expenses	64,864	63,515

Net loss before non-controlling interest	(64,864)	(63,515)

Loss attributable to non-controlling interest	-	18

Net loss attributable to Spectral Capital Corporation	$(64,864)	$(63,497)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	42,017,948	42,017,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Three Months Ended March 31, 2024

	Common Stock		Additional	Non-Controlling	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Interest	Deficit	Deficit
December 31, 2023	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,296,599)	$(332,479)

Net loss	-	-	-	-	(64,864)	(64,864)

March 31, 2024	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,361,463)	$(397,343)

Three Months Ended March 31, 2023
	Common Stock		Additional	Non-Controlling	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Interest	Deficit	Deficit
December 31, 2022	42,017,948	$4,202	$29,106,804	$(221,796)	$(29,081,212)	$(192,002)

Non-controlling interest	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	(63,497)	(63,497)

March 31, 2023	42,017,948	$4,202	$29,106,804	$(221,814)	$(29,144,709)	$(255,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(64,864)	$(63,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(19)
Changes in operating assets and liabilities:
Accounts receivable	-	16,000
Due to related parties - accrued salary	36,000	36,000
Accounts payable and accrued expenses	684	3,001
Net cash used in operating activities	(28,180)	(8,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term advances	29,000	-
Net cash provided by financing activities	29,000	-

Change in cash and cash equivalents	820	(8,515)
Cash and cash equivalents, beginning of period	240	10,672
Cash and cash equivalents, end of period	$1,060	$2,157

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances and accruals for a convertible note payable and subsequent conversion into common stock	$-	$-
Settlement of a liability by a shareholder	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (the “Company” or “Spectral”) was incorporated on September 13, 2000 under the laws of the State of Nevada. Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries such as software, hardware, telecommunications, internet and e-commerce, cloud computing and biotech. Given the competitive landscape within these sectors, Spectral recognizes the potential value and functionality of utilizing artificial intelligence in some or all of its applications. Spectral has acquired significant stakes in two non-active technology companies (Noot and Monitr) as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (B2B) basis.

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On January 3, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) (“Sky”) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice from Sky. The Company has paused this line of business and plans to resume activities within the 2024 fiscal year. We intend to keep our partnership with Sky and together form partnerships with existing carriers who have substantial customers and without third party intervention. We intend to provide business to business (B2) telecommunications interconnection services to international clientele and are currently in talks with vendors.

We believe the underlying technologies for both Noot and Monitr have the potential to create profitable businesses on their own but require substantial capital to upgrade their software to become competitive. We are actively seeking optimal partners for these assets in order to develop these services to their full potential.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of March 31, 2024, the Company has cash on hand of $1,060 and negative working capital of $397,343. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date management has funded its operations through selling equity securities and advances from related parties. The ability of the Company to continue as a going concern is dependent on the Company generating cash from its recently established operations, the sale of its common stock and/or obtaining debt financing and attaining future profitable operations, however, there can be no assurance the Company will be successful in these efforts. As of the date of these consolidated financial statements the Company does not have any firm commitments for capital. Without the required capital, the Company has had to reduce its development expenditures which will delay the completion of products which are expected to generate future revenues.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 is not indicative of the results that may be expected for the full year.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2024 and December 31, 2023, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues during the three months ended March 31, 2023, were provided primarily to three customers. The loss of these customers would have a significant impact on the Company’s financial statements.  At June 30, 2022, the Company paused its operations to improve its internal processes and expected to recommence in third quarter of 2024.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three months ended March 31, 2023 and 2024, the Company did not have any dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the three months ended March 31, 2024. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2024:

Non-Controlling Interest
Balance at December 31, 2023	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at March 31, 2024	$(221,886)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $36,000 and $36,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, amounts due to the CEO related to accrued salaries were $324,000 and $288,000 respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of March 31, 2024 and December 31, 2023, the Company's CEO was due $6,150 and $6,150 in connection with these advances, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. As of March 31, 2024, all options were expired.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases virtual office space on a three-month basis in Seattle, Washington.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed below.

On April 22, 2024, the Board of Directors approved a plan to apply for quotation on the OTC Markets OTCQB. The application is expected to be filed with the OTC Markets during the 2nd quarter of 2024. The Company’s application for quotation on the OTCQB is subject to approval of the application by OTC Markets Group Inc.

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000.  The offering commenced on April 22, 2024 and was completed on May 9, 2024.  Pursuant to the offering, we sold 15,000,000 restricted shares of the Company’s common stock at a price of $.01 per share, or an aggregate of $150,000 to 5 non-U.S. investors. The Board of Directors plan to use the proceeds of $150,000 for operating capital along with beginning the development of Noot and Monitr technology assets.

On April 22, 2024, we issued 68,311 restricted shares of common stock to our Chief Executive Officer, Jenifer Osterwalder, as repayment of $6,148 in expenses owed to her.

On April 25, 2024, we repaid $81,950 in debt owed to Sky Data PPL by issuing to Sky 3,563,043 restricted shares of the Company’s common stock. The shares were issued pursuant to Rule 506(b) of Regulation D of  the Securities Act.

On April 26, 2024, we entered into a consulting contract with Scandere OU (Estonia) (“Scandere”). Scandere has the same management and been contracted on behalf of Sky Data PPL and has experience in the telecommunications industry. Scandere will provide us with management services, CDR processing, fraud management, reporting and analytics and credit and finance management to facilitate our reentry into telecommunication reselling operations. The contract shall remain in force until the completion of the services or the earlier termination of the agreement. As payment for its services, Scandere will receive 2,000,000 restricted shares of the Company’s common stock, valued at $46,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 28, 2024 and all subsequent filings.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 16, 2024 and for the related periods presented.

OVERVIEW

Spectral Capital Corporation (“us”, “we”, “our” or the “Company”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral has acquired significant stakes in two technology companies. Spectral intends to own, in full or in part, technology companies whose founders and key management can take advantage of the deep networks and experience in technology development embodied in Spectral management.

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

The company plans to resume operations of our two technology companies: Noot and Monitr when we have the needed capital and partners.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 and 2023

Operating Expenses

Operating expenses increased $1,349, from $63,515 for the three months ended March 31, 2023 to $64,864 for the three months ended March 31, 2024. The Company’s operations were similar in nature for both periods.

Liquidity and Capital Resources

As of March 31, 2024, we had $1,060 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating, activities increased $19,665 from $8,515 in cash used during the three months ended March 31, 2023 to $28,160 cash used in the three months ended March 31, 2024. This increase was due to the Company collecting a significant amount of accounts receivable in the prior year.

Net cash provided by financing activities increased by $29,000 from $0 for the three months ended March 31, 2023 to $29,000 for the three months ended March 31, 2024. Net cash provided by financing activities during the three months ended March 31, 2024 related to proceeds from short term advances.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS

List of Exhibits
3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

10.3	Consultancy Agreement with Scandere OU (Estonia) dated April 26, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 17, 2024	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

Dated: May 17, 2024