Form 10-Q
period 2024-06-30
SPECTRAL CAPITAL Corp
filed 2024-08-13
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there are issued and outstanding only common equity shares in the amount of 107,649,516 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized and none issued and outstanding.

SPECTRAL CAPITAL CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy and ; (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as the result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 7 of this annual report on Form 10-Q, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this report.

Item 1: Financial Statements

Our unaudited interim financial statements for the three and six months ended June 30, 2024 and 2023 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$102,687	$240
Current assets	102,687	240

Total assets	$102,687	$240

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$362,807	$290,119
Related party advances and accruals	-	6,150
Short-term advances	-	36,450
Current liabilities	362,807	332,719

Total liabilities	362,807	332,719

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 62,899,302 and 42,017,948 shares issued and outstanding as of June 30, 2024 and December 31, 2023	6,291	4,202
Additional paid-in capital	30,066,959	29,181,804
Accumulated deficit	(30,111,484)	(29,296,599)
Total stockholders' deficit	(38,234)	(110,593)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit - Spectral Capital Corp.	(260,120)	(332,479)
Total liabilities and stockholders' deficit	$102,687	$240

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenues	$-	$-	$-	$-

Costs of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	448,425	27,896	477,289	55,411
Wages and benefits	36,000	36,000	72,000	72,000
Total operating expenses	484,425	63,896	549,289	127,411
Operating loss	(484,425)	(63,896)	(549,289)	(127,411)

Other income and (expense):
Extinguishment of debt	(265,596)	-	(265,596)	-
Total other income (expense)	(265,596)	-	(265,596)	-

Net loss before non-controlling interest	(750,021)	(63,896)	(814,885)	(127,411)

Loss attributable to non-controlling interest	-	18	-	36

Net loss attributable to Spectral Capital Corporation	$(750,021)	$(63,878)	$(814,885)	$(127,375)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares - basic and diluted	54,684,149	42,017,948	48,351,049	42,017,948

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Three Months Ended June 30, 2024

	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
March 31, 2024	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,361,463)	$(397,343)

Proceeds from sale of common stock	15,250,000	1,526	198,514	-	-	200,040
Issuance of common stock for liabilities	3,631,354	363	353,328	-	-	353,691
Stock-based compensation	2,000,000	200	333,313	-	-	333,513
Non-controlling interest	-	-	-	-	-	-
Net loss	-	-	-	-	(750,021)	(750,021)

June 30, 2024	62,899,302	$6,291	$30,066,959	$(221,886)	$(30,111,484)	$(260,120)

Six Months Ended June 30, 2024

	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2023	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,296,599)	$(332,479)

Proceeds from sale of common stock	15,250,000	1,526	198,514	-	-	200,040
Issuance of common stock for liabilities	3,631,354	363	353,328	-	-	353,691
Stock-based compensation	2,000,000	200	333,313	-	-	333,513
Non-controlling interest	-	-	-	-	-	-
Net loss	-	-	-	-	(814,885)	(814,885)

June 30, 2024	62,899,302	$6,291	$30,066,959	$(221,886)	$(30,111,484)	$(260,120)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Three Months Ended June 30, 2023

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

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(814,885)	$(127,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(36)
Stock-based compensation	333,513	-
Extinguishment of debt	265,591	-
Changes in operating assets and liabilities:
Accounts receivable	-	25,000
Due to related parties - accrued salary	72,000	72,000
Accounts payable and accrued expenses	688	4,297
Net cash used in operating activities	(143,093)	(26,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Short-term advances	45,500	17,000
Proceeds from sale of common stock	200,040	-
Net cash provided by financing activities	245,540	17,000

Change in cash and cash equivalents	102,447	(9,114)
Cash and cash equivalents, beginning of period	240	10,672
Cash and cash equivalents, end of period	$102,687	$1,558

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of liabilities	$88,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (the “Company” or “Spectral”) was incorporated on September 13, 2000 under the laws of the State of Nevada. Spectral is focused on the identification, acquisition, development, and financing of technology that has the potential to transform existing industries.  Spectral has acquired significant stakes in two recently reactivated technology companies (Noot and Monitr) as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (B2B) basis and a newly emergent business in the field of deploying Quantum Computing as a Service (“QAAS”) technologies as well as supporting start-ups in that field with shared technological, marketing and other resources.

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On January 3, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) (“Sky”) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice from Sky. The Company has paused this line of business and plans to resume activities within the 2024 fiscal year. We intend to keep our partnership with Sky through a new entity named Scandere and together form partnerships with existing carriers who have substantial customers and without third party intervention. We intend to provide business to business (B2) telecommunications interconnection services to international clientele and are currently in talks with vendors.  We believe our emerging capabilities in the QAAS field will have a significant positive impact on the growth of this business by creating demand for exactly the type of data center solutions Scandere can help with.

We believe the underlying technologies for both Noot and Monitr have the potential to create profitable businesses on their own but require substantial capital to upgrade their software to become competitive. We have recently begun the process of upgrading this software from a QAAS framework.  We anticipate this work will be ongoing.

In April of 2024, Spectral commenced a new business in the area of Quantum Computing and related technologies.  Spectral engaged additional management and board resources to enhance its expertise in this area.  The Company believes it can derive revenue through the development, acquisition and sale of Quantum Computing as a Service (QAAS) as well as providing services, support and platforms to Company’s operating in that sector.  Toward this end, the Company has signed an agreement on June 7, 2024 for a share exchange with a Quantum Computing technology company, Node Nexus Network Co. LLC (“NNN”) in order to enhance its Quantum Computing offerings through acquiring NNN.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of June 30, 2024, the Company has cash on hand of $102,687 and negative working capital of $260,120. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 is not indicative of the results that may be expected for the full year.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  The Company is not currently deriving revenue from its QAAS, Monitr, Noot or data center offerings but anticipates that this will change within the next 90-120 days.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three and six months ended June 30, 2024, the Company had options to purchase 6,810,000 shares of common stock for which the effects were anti-dilutive. During the three and six months ended June 30, 2024, the Company did not have any dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2024. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2024:

Non-Controlling Interest
Balance at December 31, 2023	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at June 30, 2024	$(221,886)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company's Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $72,000 and $72,000 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, amounts due to the CEO related to accrued salaries were $360,000 and $288,000 respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of June 30, 2024 and December 31, 2023, the Company's CEO was due $0 and $6,150 in connection with these advances, respectively. During the six months ended June 30, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $6,651 resulting an extinguishment of debt of $501.

Sean Michael Brehm, the Company’s Chairman and a member of the board of directors, is also the sole shareholder of NNN, which the Company has contracted to acquire in exchange for 40,000,000 shares of Spectral common stock.  In addition, Sean Michael Brehm has agreed to purchase 5,000,000 of the Company’s common shares for a total purchase price of $1,000,000.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Private Placements

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000.  The offering commenced on April 22, 2024 and ended on June 3, 2024. The Board of Directors believes that $150,000 will be used for operating capital. As of the date of this filing, the Company has received $150,040 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of June 30, 2024, total proceeds of $50,000 had been received from this offering. Subsequent to June 30, 2024, the Company has received an additional $960,000 in proceeds.

Settlement of Advances

During the six months ended June 30, 2024, the Company issued 3,563,043 shares of common stock in satisfaction of $81,950 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $347,040 resulting in an extinguishment of debt of $265,090.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Stock for Services

On April 26, 2024, we entered into a consulting contract with Scandere OU (Estonia) (“Scandere”). Scandere has the same management and been contracted on behalf of Sky Data PPL and has experience in the telecommunications industry. Scandere will provide us with management services, CDR processing, fraud management, reporting and analytics and credit and finance management to facilitate our reentry into telecommunication reselling operations. The contract shall remain in force until the completion of the services or the earlier termination of the agreement. As payment for its services, Scandere receives 2,000,000 restricted shares of the Company’s common stock, valued at $194,800 based upon the closing price of the Company’s common stock on the date of the agreement.

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. During the six months ended June 30, 2024, the Company issued options to purchase 6,810,000 shares of common stock at prices ranging from $0.43 to $0.61 per share. The Company used the following variables to determine the fair value of the options: Closing stock prices ranging from $0.50 - $0.72; expected lives ranging from 6.0 to 7.0 years; volatility of 203.49%; risk free rate of 3.5% and no dividend yield. The total grant date fair value was $3,345,600 with $138,713 being expensed to selling, general and administrative during the three and six months ended June 30, 2024. As of June 30, 2024, the remaining value of approximately $3.2 million is expected to be expensed over 3.9 years.

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2023	-	-	-
Issued	6,810,000	0.43	10.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2024	6,810,000	$0.43	10.00
Vested, June 30, 2024	-	$-	-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases virtual office space on a three-month basis in Seattle, Washington.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2024 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed below.

As reported in the Form 8-K filed with the Securities and Exchange Commission on June 7, 2024, Spectral Capital Corporation, a Nevada corporation (the “Company”, “we”, “our” or “us”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Node Nexus Network Co LLC, a limited liability company formed under the laws of the Emirate of Dubai (“Target”), and Sean Michael Brehm, also known as  Sean Michael Obrien (the “Target Shareholder”), the sole shareholder of Target, whereby (i) the Company agreed to acquire, and Target agreed to sell to the Company, 150 shares of capital stock, representing 100% of the Target’s outstanding shares, in exchange for 40,000,000 newly issued shares of common stock (the “Exchange Shares”) of the Company and (ii) the Target Shareholder agreed to purchase 5,000,000 shares of the Company’s restricted common shares at a per share price of $0.20 or an aggregate of $1,000,000 (the “Purchase Price”) concurrently with or prior to the Closing, as defined below, (“Financing Shares”). The Company, the Target and the Target Shareholder are collectively the “Parties” or individually a “Party”.

As reported in the Form 8-K filed with the Securities and Exchange Commission on May 13, 2024, the Target Shareholder was appointed as our director on May 13, 2024, and as reported on an additional Form 8-K with the Securities and Exchange Commission on June 6, 2024, the Target Shareholder was appointed as Chairman of the Board of Directors on June 6, 2024.

On July 23, 2024, the Parties entered into an amendment to the Exchange Agreement (the “Amendment”) with the following terms:

●The Closing shall occur on or before August 31, 2024, unless extended (the “Closing”).

●The Company and its transfer agent shall enter into an escrow agreement (the “Escrow Agreement”) whereby the Financing Shares shall be held in escrow pending the Company’s receipt of the Purchase Price, and the Exchange Shares shall be held in escrow pending the losing of the transactions contemplated by the Exchange Agreement on or before August 31, 2024.

●In the event that the Closing does not occur on or prior to August 31, 2024, the Financing Shares and Exchange Shares shall be cancelled and returned to Treasury.

●Parties shall enter into a licensing agreement (“Licensing Agreement”) for the Intellectual Property as defined in the Exchange Agreement.

The Closing of the Exchange Agreement, as amended, is subject to the satisfaction or, if permitted by applicable law, waiver by the Company, Target and Target Shareholder of various conditions. These conditions include but are not limited to the following: (i) Assignment of intellectual property; (ii) delivery of Board of Director and shareholder approval of each Target and Target Shareholder approving the Exchange Agreement; (iii) personal guarantee of Target Shareholder; (iv) financial statements of the Target audited by an auditor who is a member of the Public Company Accounting Oversight Board (“PCAOB”) for the prior two fiscal years or such shorter period since Target’s inception; (v) unaudited financial statements of the Target for the period from the date of the audited financial statements to the date of the Closing; and (vi) such other documents as reasonably requested by the Company.

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

In December 2021, we began providing wholesale telecommunications, data and switching services consisting of international long distance reselling services on a business-to-business (“B2B”) basis. Since December 2021, we have provided this service in conjunction with approximately 3 network providers who, in turn, provided services directly to customers around the world. We paused these services in Q3 2022 because we believed that we could increase our profits if we could find partners that provide real time data exchange and technical advantages over what we had previously. We intend to resume this business in the fourth quarter of 2024 facilitated by our emerging QAAS capabilities.

On January 3, 2022, we entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) (“Sky”) to provide long distance switching services. We provided services under this agreement to 3 customers and generated $98,323 of revenue from the contract during 2022. We have paused this line of business and plan to resume our telecommunications reselling services through our partnership with SKY/Scandere within the 2024 fiscal year and without third-party intervention. Testing of these services will begin initially via SKY/Scandere, and after sufficient revenue streams and data providers have been resolved, we intend to join this arrangement. Having control of this traffic will allow full transparency and full control of this line of business and will allow us to scale the initial small traffic into higher amounts without added costs.

In April of 2024, Spectral commenced a new business in the area of Quantum Computing and related technologies.  Spectral engaged additional management and board resources to enhance its expertise in this area.  The Company believes it can derive revenue through the development, acquisition and sale of Quantum Computing as a Service (QAAS) as well as providing services, support and platforms to Company’s operating in that sector.  Toward this end, the Company has signed an agreement on June 7, 2024 for a share exchange with a Quantum Computing technology company, Node Nexus Network Co. LLC (“NNN”) in order to enhance its Quantum Computing offerings through acquiring NNN.

The Company believes that QAAS is exactly the type of technology that management has been searching for, as it has the potential to disrupt the way that classical computing cloud service providers meet the needs of enterprise customers.  QAAS offerings have the potential to create faster, safer and more efficient methods of data storage and retrieval.  The additional management resources that the Company has added in this area include the appointment of Chairman and member of the board of directors, Sean Michael Brehm.  Mr. Brehm has a background developing and deploying large scale enterprise software solutions for the public and the private sector.  He has led teams that have developed Quantum Computing solutions that make these technologies accessible for enterprise software clients without developed Quantum Computing infrastructure.

Management intends to develop a suite of QAAS solutions as well as to identify and partner with startups in the QAAS field.

Quantum Computing harnesses the principles of quantum mechanics to perform computations that far surpass the capabilities of classical computers. Its transformative potential spans numerous sectors, including cryptography, drug discovery, supply chain management and materials science, with the potential to transform what is possible in these sectors. However, practical implementation remains challenging due to technological complexities, high development costs, and a shortage of skilled professionals.  This is a field where a number of startups have emerged that lack the full infrastructure, funding, expertise, access to shared platforms and markets that exist as mature ecosystems within the software as a service field (SAAS) that traditionally meets the classical computing needs of enterprise customers.

Spectral’s approach to QAAS is a fundamentally decentralized one that puts users in full charge and control of Quantum Computing technologies.  We believe that this approach, which follows in the open source software ethos, will be attractive to enterprise customers.  Our market research to date suggests that the advantages of incumbency in the SAAS space seem to be less pronounced in the QAAS space, where no company has yet established itself as a market leader.  This gives Spectral the opportunity to compete for business with enterprise customers in the QAAS field on a more level playing field than in the field of classical cloud computing solutions.

The Company has also undertaken to revitalize both its Noot and Monitor technologies and resume operations of those two companies using a QAAS approach.  Management believes that the architecture of both of these products is well suited to the type of enhancements a QAAS approach can provide.

The Company also believes that QAAS will increase demand for the SKY/Scandere data and switching services and that the data centers required by QAAS companies will allow the Company to substantially grow its data center business in a way that enhances customer security, is climate friendly and facilitates needed decentralization in the sector.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2024 and 2023

Operating Expenses

Operating expenses increased $420,529, from $63,896 for the three months ended June 30, 2023 to $484,425 for the three months ended June 30, 2024. During the current period, the increase was primarily due to stock-based compensation of $333,513 related to the issuance of options and common stock from services.

Comparison of the six months ended June 30, 2024 and 2023

Operating Expenses

Operating expenses increased $421,878, from $127,411 for the six months ended June 30, 2023 to $64,864 for the six months ended June 30, 2024. During the current period, the increase was primarily due to stock-based compensation of $333,513 related to the issuance of options and common stock from services.

Liquidity and Capital Resources

As of June 30, 2024, we had $102,687 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating, activities increased $116,979 from $26,114 in cash used during the six months ended June 30, 2023 to $143,093 cash used in the six months ended June 30, 2024. This increase was due to the Company collecting a significant amounts of accounts receivable in the prior year as we as an increase in the loss during the current year due to the Company expending a significant amount of capital to improve the corporate structure of the Company.

Net cash provided by financing activities increased by $228,540 from $17,000 for the six months ended June 30, 2023 to $245,540 for the six months ended June 30, 2024. Net cash provided by financing activities during the six months ended June 30, 2024 related to proceeds from short term advances and capital raised through our offerings.

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

We believe that our short-term prospects are promising.  The Company has spent more than a decade actively researching, identifying and testing the types of disruptive technologies that could be enhanced by common management and technological resources and it feels that it has found such technologies in the Quantum Computing field as well as in the applications of Quantum Computing to both the Noot and Monitor portfolio company solutions.  We also believe that we will experience significant operational and financial growth as a result of entering the QAAS field, as a result of the enhancements this technology will provide to our two portfolio companies as well as to our data center business.  We also believe that the acquisition of Node Nexus Co. LLC (“NNN”), should it occur, will further enhance our QAAS offerings.  However, we need significant capital to implement our plan.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000.  The offering commenced on April 22, 2024 and  ended on June 3, 2024. The Board of Directors believes that $150,000 will be used for operating capital. As of the date of this filing, the Company has received $150,040 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of June 30, 2024, total proceeds of $50,000 had been received from this offering. Subsequent to June 30, 2024, the Company has received an additional $960,000 in proceeds.

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

Dated: August 13, 2024	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer