Form 10-Q
period 2024-09-30
SPECTRAL CAPITAL Corp
filed 2024-11-19
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-50274

Spectral Capital Corporation

(Exact name of Registrant as specified in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
701 Fifth Ave, Suite 4200 Seattle WA	98104
(Address of principal executive offices)	(Zip/Postal Code)
(206) 262-7799
(Telephone Number) 4500 9th Ave NE, Seattle WA 98105

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

As of October 31, 2024, there are issued and outstanding common equity shares in the amount of 67,992,516 shares, par value $0.0001, of which there is only a single class.  There are 5,000,000 preferred shares authorized, 2,000,000 of which have been designated as Series Quantum 1,000,000 of which are issued and outstanding.

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

Item 1: Financial Statements

Our unaudited interim financial statements for the three and nine months ended September 30, 2024 and 2023 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$190,614	$240
Current assets	190,614	240

Deposits	134,862	-
Total assets	$325,476	$240

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$398,808	$290,119
Related party advances and accruals	-	6,150
Short-term advances	-	36,450
Current liabilities	398,808	332,719

Total liabilities	398,808	332,719

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Series Quantum Preferred Stock, 2,000,000 and 0 shares authorized, 1,000,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	100	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 67,699,302 and 42,017,948 shares issued and outstanding as of September 30, 2024 and December 31, 2023	6,771	4,202
Additional paid-in capital	31,448,153	29,181,804
Accumulated deficit	(31,306,470)	(29,296,599)
Total stockholders' deficit	148,554	(110,593)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit - Spectral Capital Corp.	(73,332)	(332,479)
Total liabilities and stockholders' deficit	$325,476	$240

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Revenues	$-	$-	$-	$-

Costs of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	610,588	9,722	1,087,877	65,133
Wages and benefits	36,000	36,000	108,000	108,000
Research and development	548,398	-	548,398	-
Total operating expenses	1,194,986	45,722	1,744,275	173,133
Operating loss	(1,194,986)	(45,722)	(1,744,275)	(173,133)

Other income and (expense):
Extinguishment of debt	-	-	(265,596)	-
Total other income (expense)	-	-	(265,596)	-

Net loss before non-controlling interest	(1,194,986)	(45,722)	(2,009,871)	(173,133)

Loss attributable to non-controlling interest	-	18	-	54

Net loss attributable to Spectral Capital Corporation	$(1,194,986)	$(45,704)	$(2,009,871)	$(173,079)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.00)
Weighted average shares - basic and diluted	65,351,476	42,017,948	54,059,221	42,017,948

The accompanying notes are an integral part of these consolidated financial statements.

0

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Three Months Ended September 30, 2024
	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
June 30, 2024	-	$-	62,899,302	$6,291	$30,066,959	$(221,886)	$(30,111,484)	$(260,120)

Common and preferred stock issued for cash and acquisition	1,000,000	100	4,800,000	480	965,375	-	-	965,955
Stock-based compensation	-	-	-	-	415,819	-	-	415,819
Net loss	-	-	-	-	-	-	(1,194,986)	(1,194,986)

September 30, 2024	1,000,000	$100	67,699,302	$6,771	$31,448,153	$(221,886)	$(31,306,470)	$(73,332)

Nine Months Ended September 30, 2024
	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2023	-	$-	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,296,599)	$(332,479)

Sale of common stock	-	-	15,000,000	1,501	148,540	-	-	150,041
Issuance of common stock for liabilities	-	-	3,631,354	363	353,328	-	-	353,691
Common and preferred stock issued for cash and acquisition	1,000,000	100	5,050,000	505	1,015,349	-	-	1,015,954
Stock-based compensation	-	-	2,000,000	200	749,132	-	-	749,332
Net loss	-	-	-	-	-	-	(2,009,871)	(2,009,871)

September 30, 2024	1,000,000	$100	67,699,302	$6,771	$31,448,153	$(221,886)	$(31,306,470)	$(73,332)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Nine Months Ended September 30, 2023

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

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(2,009,871)	$(173,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(54)
Stock-based compensation	749,332	-
Excess value of common stock issued to settle liabilities	265,591	-
Changes in operating assets and liabilities:
Accounts receivable	-	25,000
Due to related parties - accrued salary	72,000	108,000
Accounts payable and accrued expenses	36,688	-
Net cash used in operating activities	(886,260)	(40,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business combination	5,955	-
Deposit paid for acquisition	(134,862)	-
Net cash used in investing activities	(128,907)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term advances	45,500	30,200
Proceeds from related party advances	-	377
Proceeds from sale of common stock	1,160,040	-
Net cash provided by financing activities	1,205,540	30,577

Effect of exchange rate changes on cash	1	-

Change in cash and cash equivalents	190,374	(9,556)
Cash and cash equivalents, beginning of period	240	10,672
Cash and cash equivalents, end of period	$190,614	$1,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of liabilities	$88,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In January 2022, the Company commenced a new line of business which is providing data and telecommunications reselling services on a global basis.  On January 3, 2022, the Company entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) (“Sky”) to provide long distance switching services. The contract does not contain a fixed term or value and is on an as needed basis via invoice from Sky. The Company has paused this line of business and plans to resume activities within the 2025 fiscal year. We intend to keep our partnership with Sky through a new entity named Scandere and together form partnerships with existing carriers who have substantial customers and without third party intervention. We intend to provide business to business (B2B) telecommunications interconnection services to international clientele and are currently in talks with vendors.  We believe our emerging capabilities in the QAAS field will have a significant positive impact on the growth of this business by creating demand for exactly the type of data center solutions Scandere can help with.

We believe the underlying technologies for both Noot and Monitr have the potential to create profitable businesses on their own but require substantial capital to upgrade their software to become competitive. We have recently begun the process of upgrading this software from a QAAS framework.  We anticipate this work will be ongoing.

In April of 2024, Spectral commenced a new business in the area of Quantum Computing and related technologies. Spectral engaged additional management and board resources to enhance its expertise in this area.  The Company believes it can derive revenue through the development, acquisition and sale of Quantum Computing as a Service (QAAS) as well as providing services, support and platforms to Company’s operating in that sector.  Toward this end, the Company has signed an agreement on June 7, 2024 for a share exchange with a Quantum Computing technology company, Node Nexus Network Co. LLC (“NNN”) in order to enhance its Quantum Computing offerings through acquiring NNN. The share exchange agreement closed effective August 29, 2024. Subsequently, on November 13, 2024, the transaction was rescinded.  The 1,000,000 Series Quantum Preferred Shares that were issued have been assigned to a new Delaware corporation which was assigned the intellectual property previously owned by NNN.  There is no longer a connection between NNN and Spectral. See Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of September 30, 2024, the Company has cash on hand of $190,614 and negative working capital of $208,194. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 is not indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc,, its wholly-owned subsidiary from the date of acquisition (August 29, 2024), and its 60% owned subsidiaries, Noot Holdings, Inc. from its date of incorporation of February 28, 2013, and Monitr Holdings, Inc. from its date of incorporation of December 1, 2013.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Level 3	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three and nine months ended September 30, 2024, the Company had options to purchase 6,810,000 shares of common stock for which the effects were anti-dilutive. During the three and nine months ended September 30, 2023, the Company did not have any dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2024. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2024:

Non-Controlling Interest
Balance at December 31, 2023	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at September 30, 2024	$(221,886)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company provided its best estimates and assumptions when accurately valuing assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

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

NOTE 3– RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $108,000 and $108,000 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, amounts due to the CEO related to accrued salaries were $396,000 and $288,000 respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2024 and December 31, 2023, the Company's CEO was due $0 and $6,150 in connection with these advances, respectively. During the nine months ended September 30, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $6,651 resulting an extinguishment of debt of $501.

Sean Michael Brehm, the Company’s Chairman and a member of the board of directors, is also the sole shareholder of NNN, which the Company has acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024; see Note 4.  In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000. Due to the related party and common control nature of this transaction, the acquisition was accounted for at the carrying value of the acquired net assets of NNN. Assets acquired consisted of approximately $6,000 in cash. The pre-acquisition financial results of NNN were not significant.

It was originally determined that the share exchange agreement closed effective August 29, 2024.  However, the Company has determined that the  transaction was never formally closed or title to the IP formally delivered to Spectral

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

because of problems NNN had with its record keeping and ability to deliver certificates and other requirements under the agreement and that Spectral never formally received the shares in NNN as required by the agreement.  Therefore, it was an error to state that the transaction had formally closed.  Rather than revisit the transaction in an effort to cure defects, the Company and NNN decided to rescind the transaction.  On November 14, 2024, the transaction was rescinded.  The 1,000,000 Series Quantum Preferred Shares that were issued have been assigned to a new Delaware corporation which was assigned the intellectual property previously owned by NNN.  There is no longer a connection between NNN and Spectral. See Note 3.

Prior to the close of the acquisition, the Company paid approximately $145,000 to NNN for development services. Subsequently, on November 13, 2024, the transaction was rescinded.  The 1,000,000 Series Quantum Preferred Shares that were issued have been assigned to a new Delaware corporation which was assigned the intellectual property previously owned by NNN.  There is no longer a connection between NNN and Spectral.  As a result of the rescission, it is not an accurate representation of the Company’s financial statements to provide financial statements consolidated with NNN as there is no relationship between the parties and the transaction was rescinded.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction is expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement.  As this transaction has not yet closed, the financial results of Crwdunit are not consolidated with the Company’s.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

On August 30, 2024, the Company filed a Certificate of Designation for the newly designated Series Quantum Preferred Stock. The number of Series Quantum Preferred Stock designated is 2,000,000. The Series Quantum Preferred Stock contain a liquidation preference over common shareholders equal to 40 times the amount per share to be distributed to the common shareholders. The Series Quantum Preferred Stock is convertible at the option of the Company or the holder into 40 shares of the Company’s common stock, contingent upon the Company having enough authorized shares to effectuate the conversion. In addition, the conversion right shall not become exercisable by the holder until 12 months have elapsed from the date of issuance of the Series Quantum Preferred Stock. The holders of the Series Quantum Preferred Stock have the right to vote on an as-converted-to-common basis, such that one share of Series Quantum Preferred Stock has 40 votes.

On August 29, 2024, the Company issued 1,000,000 shares of Series Quantum Preferred Stock to Sean Michael Brehm in connection with the acquisition of NNN. See Note 3.

Private Placements

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000.  The offering commenced on April 22, 2024 and ended on June 3, 2024. The Board of Directors believes that $150,000 will be used for operating capital. As of the date of this filing, the Company has received $150,041 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of September 30, 2024, total proceeds of $1,010,000 had been received from this offering. As further discussed in Note 3, this offering was consummated with a related party in connection with the acquisition of NNN.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Settlement of Advances

During the nine months ended September 30, 2024, the Company issued 3,563,043 shares of common stock in satisfaction of $81,950 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $347,040 resulting in an extinguishment of debt of $265,090.

See Note 3 for additional share issuances.

Stock for Services

On April 26, 2024, we entered into a consulting contract with Scandere OU (Estonia) (“Scandere”). Scandere has the same management and has been contracted on behalf of Sky Data PPL and has experience in the telecommunications industry. Scandere will provide us with management services, CDR processing, fraud management, reporting and analytics and credit and finance management to facilitate our reentry into telecommunication reselling operations. The contract shall remain in force until the completion of the services or the earlier termination of the agreement. As payment for its services, Scandere receives 2,000,000 restricted shares of the Company’s common stock, valued at $194,800 based upon the closing price of the Company’s common stock on the date of the agreement.

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. During the nine months ended September 30, 2024, the Company issued options to purchase 6,810,000 shares of common stock at prices ranging from $0.43 to $0.61 per share. The Company used the following variables to determine the fair value of the options: Closing stock prices ranging from $0.50 - $0.72; expected lives ranging from 6.0 to 7.0 years; volatility of 203.49%; risk free rate of 3.5% and no dividend yield. The total grant date fair value was $3,345,600 with $415,819 and $554,532 being expensed to selling, general and administrative during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the remaining value of approximately $2.8 million is expected to be expensed over 3.7 years.

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2023	-	$-	-
Issued	6,810,000	0.43	10.00
Exercised`	-	-	-
Expired	-	-	-
Outstanding, September 30, 2024	6,810,000	$0.43	9.70
Vested, September 30, 2024	847,500	$0.43	9.70

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases virtual office space on a month-to-month basis in Seattle, Washington.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Quantomo OU., an Estonian corporation (“Quantomo”), whereby the Company agreed to acquire from Quantomo 100% of the Quantomo’s outstanding shares in exchange for 2,000,000 shares of the Company’s common stock and a one-time cash payment of $135,000 or (120,000 Euros). The closing of the transaction is expected to occur by December 10, 2024, subject to the satisfaction of the certain closing conditions as defined within the agreement. As of September

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

30, 2024, the Company has made the cash payment which has been recorded within Deposits in the accompanying consolidated balance sheet. The transaction has not yet closed.

NOTE 6– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed below.

Between October 16, 2024 and November 14, 2024, the Company received $185,000 in total demand advances from the Chairman of the Board of Directors, Sean Michael Brehm.  Mr. Brehm intends that the advances be applied to the exercise of his outstanding options, but we have not yet received his exercise notice.  These advances are documented under a promissory note dated November 14, 2024 (“Note”).  The Note provides for up to $2,500,000 in advances under the Note by Mr. Brehm to Spectral.  The Note must be repaid by the Company, including accrued interest at 4% APR at the end of five years.  The Note balance may be applied to the exercise of Mr. Brehm’s options to acquire common stock in the Company at any time while the Note is outstanding.

Due to tax considerations and the applicability of US Federal Research and Development grants and due to the Company’s desire to solicit sensitive US government work, the stock exchange transaction entered into with Node Nexus Network, LLC, a UAE limited liability company (“NNN”) that closed on August 29, 2024 has been modified in a post-closing amendment effective November 13, 2024. The post closing amendment specifies that the intellectual property being acquired by the Company from NNN has been assigned to a newly formed Delaware US entity called Vogon Cloud, Inc., a Delaware corporation (“Vogon Cloud”).  The original NNN transaction has been rescinded and the shares reissued to Vogon Cloud for the above reasons.  Therefore, the Company will proceed with an audit of Vogon Cloud and will continue to commercialize the intellectual property without interruption.  There is no longer any relationship between the Company and NNN and the parties have signed a mutual release to that effect.  The licenses to the NNN intellectual property were transferred to Vogon Cloud and are now held by the Company through its interest in Vogon Cloud.

On November 14, 2024, the Company entered into a one-month consulting arrangement with JRZ Capital LLC, (“JRZ”) whereby the Company agreed to pay $50,000 for strategic consulting services.  The arrangement automatically terminates after 30 days and the Company will have no further obligations.

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

OVERVIEW

Spectral Capital Corporation (“us”, “we”, “our” or the “Company”) is a technology company focused on the identification, acquisition, development, financing of technology that has the potential to transform existing industries. We look for technology that can be protected through patents or laws regarding trade secrets. Spectral management has been searching for this type of technology to develop, finance and commercialize for more than a decade.  We had previously acquired stakes in two technology companies at the cutting edge of semantic search and we have been looking to combine these companies with other emerging technologies that are at an inflection point of adoption and growth where enormous value can be unlocked.  We believe that the technologies that will accelerate decentralized cloud computing, in particular quantum technologies, are the enormously promising and we have determined to focus on this field.

According to Acumen Research and Consulting, in their October 12, 2023 report, the global cloud computing market will be worth $2.5 trillion dollars by 2032 and is growing at a compounded annual rate of over 17%.  Spectral management determined that the best technology to identify, incubate, accelerate and finance was in the cloud computing industry, which seemed ripe for disruption, with 60% of the business controlled by a handful of large companies who charge high rates for hosting, with limited competition and fragile security solutions.  Spectral determined that quantum computing technology would be faster, safer, cheaper, more secure and more energy efficient and that facilitating the infrastructure, including decentralized data centers, hardware and software solutions and the ecosystem of companies developing these solutions would be the best area within emerging technology to concentrate its efforts.

Spectral now sees its focused mission as accelerating the development of decentralized cloud computing solutions that are quantum forward, including edge and hybrid computing solutions and the materials, energy solutions, software and hardware solutions that will enable the secure, energy efficient, decentralized cloud future.  Spectral believes that individuals, small and large businesses, and governments have a deep, unmet need to be freed from the tyranny of high price, quasi-monopoly, energy inefficient, insecure, centralized data centers.  These centralized data centers are vulnerable to physical and cyber attack, cost a fortune and take years to build and have a negative impact on climate change.   We believe there is a vast global market for the development of an alternative-and Spectral has committed to the development and deployment of decentralized, energy efficient, quantum forward micro data centers all around the world.  These data centers will be cheaper and faster to build, more energy efficient, more environmentally friendly, more secure and will therefore enjoy superior profit margins to centralized cloud providers.  Quantum forward, energy efficient, decentralized, hyper-secure micro data centers will deliver superior hosting solutions at a lower price.

We have been studying the cloud computing and data hosting space for some time.  In December 2021, we began providing wholesale telecommunications, data and switching services consisting of international long distance reselling services on a business-to-business (“B2B”) basis. Since December 2021, we have provided this service in conjunction with approximately 3 network providers who, in turn, provided services directly to customers around the world. We paused these services in Q3 2022 because we believed that we could increase our profits if we could find partners that provide real time data exchange and technical advantages over what we had previously. We intend to resume this business in the first half of 2025 facilitated by our emerging QAAS capabilities.

On January 3, 2022, we entered into a telecommunications services agreement with Sky Data PLL OU (Estonia) (“Sky”) to provide long distance switching services. We provided services under this agreement to 3 customers and generated $98,323 of revenue from the contract during 2022. We have paused this line of business and plan to resume our telecommunications reselling services through our partnership with SKY/Scandere in early 2025 and without third-party intervention. Testing of these services will begin initially via SKY/Scandere, and after sufficient revenue streams and data providers have been resolved, we intend to join this arrangement. Having control of this traffic will allow full transparency and full control of this line of business and will allow us to scale the initial small traffic into higher amounts without added costs.

We began the journey to augment cloud hosting solutions with decentralized, quantum forward technologies in April of 2024.  At that time, Spectral management concluded that the best course to pursue in fulfilling the mission of pursuing the development and acceleration of emerging technologies was to develop expertise in the area of Quantum Computing and related technologies.  Spectral engaged additional management and board resources to enhance its expertise in this area, including the engagement of board chairman Sean Michael Brehm.  The Company believes it can derive revenue through the development, acquisition and sale of Quantum Computing as a Service (QAAS) as well as providing services, support and platforms to Company’s operating in that sector.  Toward this end, the Company has signed an agreement on June 7, 2024 for a share exchange with a Quantum Computing technology company, Node Nexus Network Co. LLC (“NNN”) in order to enhance its Quantum Computing offerings through acquiring NNN. On August 24, 2024, we closed the NNN acquisition.

Due to tax considerations and the applicability of US Federal Research and Development grants and due to the Company’s desire to solicit sensitive US government work, the stock exchange transaction entered into with Node Nexus Network, LLC, a UAE limited liability company (“NNN”) that closed on August 29, 2024 has been modified in a post-closing amendment attached hereto as Exhibit 10.1 dated November 13, 2024.  The post-closing amendment specifies that the intellectual property being acquired by the Company from NNN has been assigned to a newly formed Delaware US entity called Vogon Cloud, Inc., a Delaware corporation (“Vogon Cloud”).  The original NNN transaction has been rescinded and the shares reissued to Vogon Cloud for the above reasons.  Therefore, the Company will proceed with an audit of Vogon Cloud and will continue to commercialize the intellectual property without interruption.  There is no longer any relationship between the Company and NNN and the parties have signed a mutual release to that effect.  The licenses to the formerly NNN intellectual property are now held by the Company through its interest in Vogon Cloud, which includes the underlying concepts and assignments of 104 innovations that the Company is in the process of protecting under US and international patent law.  The Company expects to file 104 provisional utility patents with the USPTO by December 31, 2024 based on the Vogon Cloud technology and the Quantomo OU acquisition listed below.  In addition to the innovations developed in the patents referenced in this section which are related to the middleware, load balancing, security, efficiency, design, energy consumption, composite materials and semiconductor design of hybrid and edge computing systems.  In addition, Vogon Cloud owns the following products which are now owned by Spectral: (1) Vogon Cloud-Superior Quantum Hosting Software.  This software provides Distributed Quantum ledger technology to Spectral.  This product provides immutable, fast, decentralized, cost-effective and environmentally friendly storage for enterprise-level data and for critical transactions. (2) QuantumVM-Critical Middleware. Spectral now owns as a result of the Vogon Cloud acquisition, QuantumVM-Critical Middleware, which is a hyper-efficient virtual machine that allows companies to use and integrate their legacy data in a quantum environment, optimizing the mix of classical cloud and quantum systems for maximum efficiency.

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

Item 1.01. Entry into a Material Definitive Agreement.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction is expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares (the “Exchange Agreement”) with Quantomo OU., an Estonian corporation (“Seller”), whereby the Company agreed to acquire from the Seller, and Seller agreed to sell to the Company, 100% of the Seller’s outstanding shares in exchange for 2,000,000 newly issued shares (the “Exchange Shares”) of the Company’s common stock, $.0001 par value (the “Common Stock”) and a one-time cash payment of $135,000 or (120,000 Euros).

The Company will acquire 100% of the issued and outstanding shares of the Seller for a total purchase price of $8,135,000, paid through the issuance of the Exchange Shares and cash. The closing of the transaction (the “Closing”) is expected to occur by December 10, 2024, subject to the satisfaction of the following conditions:

•Approval by the boards of directors of the Company and Target

•All necessary regulatory approvals and compliance with applicable securities and commercial laws.

•Completion of satisfactory due diligence by both parties, including financial, legal, technical, and operational audits.

•Execution of all necessary legal agreements, including those governing the transfer of the Crwdunit Utility and Quantization Mechanism intellectual property.

•Confirmation that all Target shareholders have been duly notified and rights have been protected according to this term sheet.

On June 7, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with the NNN (“Target”) and the Sean Michael Brehm (“Target Shareholder”), whereby (i) the Company agreed to acquire from the Target, and Target agreed to sell to the Company, 150 shares of capital stock, representing 100% of the Target’s outstanding shares, in exchange for 40,000,000 newly issued shares (the “Exchange Shares”) of our common stock, $.0001 par value (the “Common Stock”) and (ii) the Target Shareholder agreed to purchase 5,000,000 shares of the Company’s restricted Common Stock at a per share price of $0.20 or an aggregate of $1,000,000 (the “Purchase Price”) concurrently with or prior to the Closing (“Financing Shares”).

On June 23, 2024, the Parties entered into a licensing agreement (“Licensing Agreement”) for the Intellectual Property as defined in the Exchange Agreement which consists of:

oDistributed Quantum Ledger Database Technology (DQ-LDB) technologies involved with data processing, storage and security as embodied in the Vogon Quantum Ledger Product.

oDecentralized Infrastructure software associated with data collection, processing and security of data as provided to the Licensee.

oDecentralized Cloud and Distributed Cloud Solutions as provided to the Licensee.

oArtificial Intelligence technologies involved with data integrity and security as provided to the Licensee.

On July 23, 2024, the Parties entered into an amendment to the Exchange Agreement (the “Amendment”) to extend the Closing date to on or before August 31, 2024 (the “Closing Date”).

On July 23, 2024, the Parties entered into an amendment to the Exchange Agreement (the “Amendment”) with the following terms:

●The Closing shall occur on or before August 31, 2024, unless extended (the “Closing”).

●The Company and its transfer agent shall enter into an escrow agreement (the “Escrow Agreement”) whereby the Financing Shares shall be held in escrow pending the Company’s receipt of the Purchase Price, and the Exchange Shares shall be held in escrow pending the closing of the transactions contemplated by the Exchange Agreement on or before August 31, 2024.

●In the event that the Closing does not occur on or prior to August 31, 2024, the Financing Shares and Exchange Shares shall be cancelled and returned to Treasury.

●Parties shall enter into a licensing agreement (“Licensing Agreement”) for the Intellectual Property as defined in the Exchange Agreement.

On August 14, 2024, the Target Shareholder delivered $1,010,000 to the Company to complete the purchase of the Financing Shares, and on August 15, 2024, the Company issued to the Target Shareholder 5,050,000 shares of Common Stock at $.20 per share.

On August 22, 2024. we issued 40 million shares of the Common Stock in escrow to Node Nexus under the Exchange Agreement as amended and took possession and control of the Node Nexus assets.

On August 28, 2024, we executed a second amendment to the Exchange Agreement whereby we agreed to issue 1,000,000 shares of Series Quantum preferred stock (the “Series Quantum Preferred Stock”) in lieu of the 40,000,000 common shares provided for under the Exchange agreement as previously amended.   Each one (1) share of the Series Quantum Preferred Stock is convertible into forty (40) shares of our Common Stock by the holder or the Company provided that the holder has held the Series Quantum Preferred Stock for at least 12 months and the Company has authorized common shares to effectuate such conversion.

On August 29, 2024, the Exchange Agreement as amended was fully performed and the shares in Node Nexus were delivered to the Company.

Due to tax considerations and the applicability of US Federal Research and Development grants and due to the Company’s desire to solicit sensitive US government work, the stock exchange transaction entered into with Node Nexus Network, LLC, a UAE limited liability company (“NNN”) that closed on August 29, 2024 was been modified in a post-closing amendment attached hereto as Exhibit 10.1 dated November 13, 2024.  The post-closing amendment specifies that the intellectual property being acquired by the Company from NNN has been assigned to a newly formed Delaware US entity called Vogon Cloud Inc., a Delaware corporation (“Vogon Cloud”).  The original NNN transaction has been rescinded and the 1,000,000 shares reissued to Sean Michael Brehm for the above reasons.  Therefore, the Company will proceed with an audit of Vogon Cloud and will continue to commercialize the intellectual property without interruption.  There is no longer any relationship between the Company and NNN and the parties have signed a mutual release to that effect.  The licenses to the formerly NNN intellectual property are now held by the Company through its interest in Vogon Cloud.  The Company expects to file 104 provisional utility patents with the USPTO by December 31, 2024 based on the Vogon Cloud technology and the Quantomo OU acquisition listed below.  It was originally determined that the share exchange agreement closed effective August 29, 2024.  However, the Company has determined that the  transaction was never formally closed or title to the IP formally delivered to Spectral because of problems NNN had with its record keeping and ability to deliver certificates and other requirements under the agreement and that Spectral never formally received the shares in NNN as required by the agreement.  Therefore, it was an error to state that the transaction had formally closed.  Rather than revisit the transaction in an effort to cure defects, the Company and NNN decided to rescind the transaction.  On November 14, 2024, the transaction was rescinded.  The 1,000,000 Series Quantum Preferred Shares that were issued have been assigned to a new Delaware corporation which was assigned the intellectual property previously owned by NNN.  There is no longer a connection between NNN and Spectral. See Note 3.

Item 2.01. Completion of Acquisition or Disposition of Assets.

The information contained in 1.01 above is incorporated into this Item 2.01.

Item 3.02. Unregistered Sales of Equity Securities.

Sean Michael Brehm, the Company’s Chairman and a member of the board of directors, is also the sole shareholder of Node Nexus Network and Vogon Cloud, which the Company has acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024 which convert to the Company’s common shares in a 40 to 1 ratio.  In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000.  This sale was originally consummated on August 29, 2024 and amended on November 13, 2024 to include Vogon Cloud, Inc.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2024 and 2023

Operating Expenses

Operating expenses increased $1,194,986, from $45,722 for the three months ended September 30, 2023 to $1,194,986 for the three months ended September 30, 2024. During the current period, the increase was primarily due to stock-based compensation of $419,819 related to the vesting of options for services as well as $548,398 in research and development incurred related to the development of our technologies and software.

Comparison of the nine months ended September 30, 2024 and 2023

Operating Expenses

Operating expenses increased $1,571,142, from $173,133 for the nine months ended September 30, 2023 to $1,744,275 for the nine months ended September 30, 2024. During the current period, the increase was primarily due to stock-based compensation of $749,332 related to the issuance of options and common stock from services as well as $548,398 in research and development incurred related to the development of our technologies and software.

Liquidity and Capital Resources

As of September 30, 2024, we had $190,614 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating, activities increased $846,127 from $40,133 in cash used during the nine months ended September 30, 2023 to $886,260 cash used in the nine months ended September 30, 2024. This increase was due to the Company collecting a significant amounts of accounts receivable in the prior year as well as an increase in the loss during the current year due to the Company expending a significant amount of capital to improve the corporate structure of the Company and to pursue and exploit new technologies.

Net cash used in investing activities increased by $128,907 from $0 for the nine months ended September 30, 2023 to $128,907 for the nine months ended September 30, 2024. Net cash used in investing activities during the nine months ended September 30, 2024 primarily related to the cash payment made in connection with the proposed acquisition further discussed in Note 5.

Net cash provided by financing activities increased by $1,174,963 from $30,577 for the nine months ended September 30, 2023 to $1,205,540 for the nine months ended September 30, 2024. Net cash provided by financing activities during the nine months ended September 30, 2024 related to proceeds from short term advances and capital raised through our offerings.

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

We believe that our short-term prospects are promising.  The Company has spent more than a decade actively researching, identifying and testing the types of disruptive technologies that could be enhanced by common management and technological resources and it feels that it has found such technologies in the Quantum Computing field as well as in the applications of Quantum Computing to both the Noot and Monitor portfolio company solutions. We also believe that we will experience significant operational and financial growth as a result of entering the QAAS field, as a result of the enhancements this technology will provide to our two portfolio companies as well as to our data center business.  We also believe that the acquisition of Vogon Cloud, Inc. and Quantomo.OU will further enhance our QAAS offerings. However, we need significant capital to implement our plan.

On September 27, 2024, Spectral Capital Corporation, a Nevada corporation (the “Company”, “we”, “our” or “us”) provided an extension of the Subscription Agreement (the “Subscription Agreement”) with Spark Market, LLC (“Subscriber”), a product of Mundial Financial, a FINRA registered broker dealer, that extended the previous Subscription Agreement entered into between the Parties and updated certain information. The Subscription Agreement provides that the Subscriber may purchase up to 5,000,000 common shares of the Company at a per share purchase price of $3.00. The Subscription Agreement originally was entered into on July 8, 2024 and expired on September 1, 2024. The Company has elected to extend the original term of the Subscription Agreement for 90 days through November 30, 2024 and to update some associated representations by the Company. The Company does not intend to further extend the subscription agreement.

On September 30, 2024, the Company provided an extension of the Subscription Agreement (the “Subscription Agreement”) with Ras al Khaimah Investment and Development Co LLC (“RAKNI”) that extended the previous Subscription Agreement entered into between the Parties and updated certain information. The Subscription Agreement provides that the Subscriber may purchase up to 6,000,000 common shares of the Company at a per share purchase price of $2.50. The Subscription Agreement originally was entered into on August 23, 2024 and expired on September 22, 2024. The Company has elected to extend the original term of the Subscription Agreement for another 30 days through October 22, 2024 and to update some associated representations by the Company. The Subscription Agreement expired without the transaction taking place.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Sean Michael Brehm, the Company’s Chairman and a member of the board of directors, is also the sole shareholder of Node Nexus Network and Vogon Cloud, which the Company has acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024 which convert to the Company’s common shares in a 40 to 1 ratio.  In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000.  This sale was originally consummated on August 29, 2024 and amended on November 13, 2024 to include Vogon Cloud, Inc.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits
3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.
3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.
3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Post Closing Amendment to the Share Exchange Agreement between Node Nexus Co. LLC, Vogon Cloud, Inc. and the Company dated November 13, 2024
10.2	Consulting Agreement between the Company and JRZ Capital, LLC, dated November 14, 2024.
10.3	Promissory Note between the Company and Sean Michael Brehm dated November 14, 2024.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2024	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer