Form 10-K
period 2024-12-31
SPECTRAL CAPITAL Corp
filed 2025-06-24
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 0-50274

Spectral Capital Corporation

(Name of small business issuer in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Fifth Avenue, Suite 4200, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (206) 262-7799

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐  No ☒

As of June 23, 2025, we have 67,699,516 shares of Common Stock outstanding and no shares of Preferred Stock outstanding, par value $0.0001 per share.

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity was approximately $70,159,720.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, including in connection with our investment commitments related to our planned business and operations

●our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,

●the potential of hybrid quantum computing and estimated market size and market growth including with respect to our long-term business strategies for the development of technology and products that combine AI, classical computing and hybrid quantum computing,

●our ability and timeline to monetize our investments in quantum computing, semiconductor design, plasmonics, or software that utilizes a quantum friendly or hybrid computing architecture, if at all,

●developing our provisional patent portfolio into fully developed patents and realizing revenue from these patents;

●our ability to acquire small companies at reasonable valuations for stock and grow them meaningfully by integrating our technologies,

●our ability to license our technology and patents for cash or stock in licensee companies,

●the risk that we never develop any meaningful revenue

●our ability to execute on our business strategy, including monetization of our products,

●our financial performance, growth rate and market opportunity,

●our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

●costs related to operating as a public company,

●our ability to maintain effective internal controls over financial reporting,

●changes in applicable laws or regulations,

●Risks related to our current or planned acquisitions and licensing deals, including White Label Loyalty and Intrepid View and others,

●the evolution of the markets in which we compete,

●our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,

●unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto), including international relations and tariffs, levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,

●changes in applicable laws or regulations, including international trade measures,

●our success in retaining or recruiting, or changes required in, our officers, key employees or directors.

●our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,

●our ability or decisions to expand or maintain our existing customer base; and

●macroeconomic conditions, including global economic and geopolitical conditions, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, timeframes or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Additional information concerning these risks, uncertainties and other factors that may impact the operations, projections, and other forward-looking statements discussed herein can be found in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities.

These known and unknown risks, uncertainties and other factors include, without limitation:

●We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and we need additional capital immediately. If we do not receive additional capital immediately, we will fail. We have previously received capital from our officers and directors and we anticipate this will continue to be the case until third party financing is secured, but there can be no assurance that either source of funds comes to fruition.

●We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof and we will probably do so again.

●We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.

●Our ability to use net operating loss carry forwards and other tax attributes may be limited.

●We have not produced any hybrid classical, quantum, AI systems or products or developed any revenue from our quantum forward software business and we face significant barriers in our attempts to produce quantum chips and semiconductor designs, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

●Our ability to identify and close accretive acquisitions

●Our ability to profitably license our technology

●The hybrid quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry.

●We did not develop and revenue during the year 2024 and our current revenue is dependent on technology licensing which we may not able to sustain.

●We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant hybrid quantum solutions to prospective  customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.

●We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers could have a material adverse effect on our business.

●We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the development of our products, from data centers to software to semiconductors, and these arrangements may never achieve their goals.

●If we are unable to procure the necessary tools, supplies and equipment to commercialize and continue to develop our quantum friendly software or otherwise develop product, or are unable to do so on a timely and cost-effective basis, we may fail.

●Even if we are successful in quantum semiconductors and commercializing related software and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing solutions obsolete or inferior to other products.

●We may be unable to reduce the cost of developing our  or commercializing our intellectual property or software, which may prevent us from pricing our products or licensed IP competitively.

●The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

●We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

●If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.

●We have in the past identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. If we identify additional material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

●Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology.

●Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.

●Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.

●Our outstanding warrants and stock options are exercisable for Common Stock. We also issue restricted stock units to our employees. The exercise of our outstanding warrants and stock options and vesting of our outstanding restricted stock units increases the number of shares eligible for future resale in the public market, resulting in dilution to our stockholders.

●We have issued or will issue a large number of shares in the context of acquisitions.  These acquistions may end up producing less value than anticipated or no value.  In addition, resale of these shares could have a substantial, material and depressive impact on our stock price.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Overview

Strategic Transformation and Focus

Spectral Capital Corporation is a publicly traded deep quantum technology platform company that has transformed from a technology incubator into an operator of integrated quantum computing solutions. Based in Seattle, Washington, Spectral now specializes in “Quantum as a Service” (QaaS) – delivering quantum computing power and next-generation cloud services through a decentralized, quantum-ready infrastructure. This strategic evolution, initiated in 2024, positions Spectral at the forefront of the emerging quantum era by bridging the gap between classical computing and quantum innovation. Spectral’s mission is to develop and operate a fully integrated platform combining distributed cloud architecture, quantum algorithms, and advanced hardware to make quantum computing practical, scalable, and energy-efficient for real-world applications.  Our business relies on four pillars for growth (1) the continued development of a patent and trade secret portfolio at the leading edge of integration between artificial intelligence (AI) and hybrid classical computing, together called our intellectual property (IP) (2) the monetization of our IP through licensing deals that provide us cash revenue as well as shares of stock in licensee companies: (3) the development of high value software products based on our IP that are easy and cost-effective for us to develop and that can provide dramatic increases in risk-adjusted return; (4) acquisition of small technology companies and radical increases in their top line and bottom line revenue through the integration of our IP in their legacy operations.

Key Developments in 2024

Over the past year, Spectral has executed a series of strategic initiatives and acquisitions to build out its quantum technology platform and expand its market presence:

Patent Portfolio Expansion:

 In 2024, Spectral Capital filed 104 patent applications across a broad range of advanced technologies including artificial intelligence, quantum computing, and autonomous systems. This aggressive expansion of our IP portfolio reflects our commitment to building long-term value through innovation. These patents form the foundation of our technology commercialization strategy and support potential licensing, joint ventures, and future revenue streams. The filings span both U.S. and international jurisdictions and are aligned with high-growth sectors where Spectral is actively engaged in product development and strategic discussions with leading OEMs and institutional partners.

Scientific Research and Pipeline Development:

 In parallel with our 2024 patent filings, Spectral engaged in foundational scientific work that has resulted in a robust pipeline of more than 400 additional patentable innovations. These inventions are currently undergoing internal validation and drafting, with phased filings scheduled to continue through 2025 and 2026. This pipeline reflects breakthroughs in system architectures, signal processing, applied machine learning, and patents related to photonic-qubit integration. The rigor of this foundational work positions Spectral as a technology leader and creates optionality across potential licensing, potential spinouts, and potential joint R\&D ventures with academic, corporate, and government stakeholders in North America, Europe, and Asia.

Strategic Consultant Engagements:

 During 2024, Spectral onboarded a number of senior scientific and commercial consultants with proven track records in intellectual property development, deep tech commercialization, and regulatory strategy. These engagements significantly accelerated our internal R\&D velocity and improved the defensibility of our patent claims. The consultants include former senior engineers, IP counsel, and regulatory experts from leading firms in AI, quantum computing, semiconductors, and cybersecurity. Their contributions have strengthened our patent applications, streamlined our innovation capture process, and provided critical insights into global IP protection frameworks and commercialization pathways in both regulated and rapidly evolving markets.

Rescission of Brehm Transactions and Preservation of Core IP

 In Q2 2025, Spectral Capital successfully rescinded a series of transactions involving former Chairman Sean Michael Brehm and related entities. These transactions were found to be a suboptimal use of shareholder value. The rescission preserved our core independently developed intellectual property, clarified ownership of more than 100 provisional patents, and returned over \$100 million in share-based consideration to Spectral’s shareholders. This decisive action restored investor confidence, strengthened corporate governance, and allowed Spectral to refocus resources on advancing its proprietary technology portfolio and strategic partnerships.

Platform and Operations

Spectral’s current operations center on developing and integrating its quantum-enabled cloud platform, which is comprised of several interrelated components and offerings:

Intellectual Property Development:

At the foundation of Spectral’s business model is the creation of a differentiated portfolio of intellectual property, including patents and trade secrets that combine artificial intelligence with hybrid classical computing architectures. This work positions Spectral at the convergence of software, hardware, and algorithmic innovation. In 2024, we filed 104 provisional patent applications and laid the groundwork for hundreds more. Our IP strategy emphasizes defensible claims, cross-sector applications, and forward-looking innovation to support licensing, product development, and joint ventures. This deep IP base enables us to build and control key technologies underlying the next generation of high-performance computation.

IP Monetization and Licensing Strategy:

Spectral is committed to monetizing its intellectual property through carefully structured licensing agreements. These deals provide immediate and long-term financial returns by securing both cash payments and equity stakes in licensee companies. Our licensing model targets firms across artificial intelligence, autonomous systems, and quantum-enabled technologies, allowing us to generate diversified revenue while maintaining strategic influence. Equity participation ensures alignment with long-term upside potential. We continue to negotiate multiple new agreements, and our pipeline includes prospective licensees ranging from venture-backed startups to publicly traded enterprises, all seeking to integrate advanced AI and hybrid compute capabilities into their offerings.

Software Product Development:

Spectral develops proprietary software products that are based on its patented technologies and trade secrets. These tools are designed to be lightweight, scalable, and cost-efficient to build, with a focus on producing high-value applications that improve decision-making, risk management, and operational intelligence. Many of these software tools can be deployed quickly and generate measurable improvements in risk-adjusted return for users. Because of our deep internal IP base, Spectral can create these products with minimal reliance on external engineering resources. These products also serve as proof points for the broader commercial applicability of our core inventions.

Value-Driven Acquisition Strategy:

Spectral targets the acquisition of small technology companies with promising assets but underutilized IP or limited access to scalable AI tools. Upon acquisition, we deploy our intellectual property into the operations of these companies to unlock top-line growth and dramatically enhance profitability. This model allows Spectral to create rapid enterprise value by combining our proprietary capabilities with the domain expertise and distribution networks of the acquired entity. Post-acquisition integration is led by our internal technical and product development teams, who work to transform these businesses into high-margin, defensible operations with the potential for follow-on capital events or exit opportunities.

Integrated Growth Platform:

The synergy of Spectral’s IP creation, licensing, product development, and acquisition strategies forms an integrated platform designed for scalable and capital-efficient growth. Each pillar reinforces the others: IP development feeds licensing and product initiatives; software products demonstrate market validation; and acquired businesses amplify value creation through applied innovation. This cross-functional approach allows Spectral to remain agile and opportunistic while building long-term enterprise value. Our operating structure is designed to leverage internal innovation, minimize overhead, and rapidly adapt to shifts in technology and market dynamics. As a result, we are positioned for sustainable, innovation-driven growth in complex global markets.

Market Position and Strategy

Spectral Capital is building a differentiated position at the convergence of artificial intelligence, hybrid classical computing, and next-generation infrastructure. Unlike firms that narrowly focus on single-point technologies such as quantum processors or large-scale cloud deployments, Spectral is developing a vertically integrated platform rooted in proprietary intellectual property. Our strategy blends deep scientific research, high-value software development, and strategic acquisitions to unlock scalable value across industries. By leading the integration of AI-driven algorithms with hybrid computing frameworks, Spectral aims to redefine how enterprises and governments access advanced computational power without requiring internal expertise in quantum or specialized AI architecture.

Spectral’s business model is anchored in four mutually reinforcing pillars: the continued development of our patent and trade secret portfolio, the monetization of that IP through licensing, the creation of software products that are simple to deploy but deliver substantial ROI, and the acquisition of small technology companies that can be transformed by embedding Spectral’s IP into their operations. This ecosystem-driven approach allows us to rapidly expand our influence while remaining capital-efficient. In 2024, we filed 104 patents and laid the scientific groundwork for an additional 400 inventions in process—positioning Spectral among the most prolific early-stage IP developers in emerging computation technologies.

The Company operates in a dynamic market shaped by growing demand for secure, intelligent, and energy-efficient computing solutions. Our focus on domains such as cybersecurity, data analytics, logistics optimization, and simulation—especially those requiring high-dimensional computation—enables us to serve pressing real-world needs. Spectral’s strategy to embed quantum-inspired and AI-accelerated capabilities into familiar cloud and software delivery models lowers the adoption barrier for customers while preserving long-term defensibility. Our commitment to decentralized infrastructure and green compute practices further aligns our offerings with the market’s increasing prioritization of sustainability, privacy, and technological sovereignty.

To support this strategy, Spectral actively engages in partnerships with research institutions, infrastructure developers, and commercial collaborators. These alliances accelerate our go-to-market efforts, enrich our technical roadmap, and support co-development of industry-specific applications. Additionally, we have brought on a team of senior consultants to guide IP development and commercialization. These efforts are complemented by targeted acquisitions, which not only expand our operating footprint but also provide high-leverage opportunities to deploy our core technologies. Our integrated platform strategy—grounded in innovation, monetization, and transformation—positions Spectral to become a leading force in the evolution of enterprise-grade computational intelligence.

Outlook

Spectral Capital enters 2025 with a focused strategy to commercialize its growing intellectual property portfolio, scale operational capabilities, and maximize the value of its four-pillar platform. In the near term, the Company is prioritizing integration of technologies acquired in 2024, and accelerating the deployment of software products and licensing arrangements derived from our 104 filed patents and over 400 additional inventions in development. These efforts will support near-term monetization and proof of concept for our broader technology base. Initial pilots of Spectral’s AI- and quantum-enhanced software solutions are expected to generate early customer validation, enabling conversion of IP into recurring revenue.

Spectral’s outlook is rooted in the accelerating demand for advanced computing capabilities across cybersecurity, data intelligence, and predictive modeling. By delivering a unified platform built on high-value intellectual property, Spectral aims to offer practical, scalable, and secure tools that meet enterprise and government needs. Our hybrid architecture and IP licensing model are designed to minimize deployment friction and offer rapid ROI, allowing customers to access cutting-edge capabilities without internal quantum expertise or capital expenditures. Management believes this approach positions Spectral as a potential market-maker in the emerging category of AI- and quantum-enabled enterprise infrastructure.

Looking forward, Spectral remains committed to its vision of leading the next generation of intelligent computing. However, the Company also recognizes the substantial capital and technical execution required to fulfill this vision. As such, Spectral is actively evaluating a range of strategic alternatives—including potential joint ventures, IP licensing arrangements, acquisitions and platform partnerships—to optimize shareholder value while ensuring technical continuity and go-to-market execution. Management remains focused on balancing bold innovation with disciplined financial stewardship as the Company transitions from an R\&D-centric organization to an integrated platform business with commercial momentum.

Spectral Capital Corporation, a Nevada corporation (“us”, “we”, “our” or the “Company”) was formed in the state of Nevada on September 13, 2000.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7799.  Our website is www.spectralcapital.com.

We incurred a net loss of $(215,387) and $(3,270,544) for the years ended December 31, 2023 and 2024. Our revenues were $0 and $0 for the years ended December 31, 2023 and 2024. Our assets were $240 and $107,475 at December 31, 2023 and December 31, 2024. As of the date of this Form 10-K, we had cash on hand of approximately $107,475 for our operational needs. Currently, our operating expenses are approximately $83,000 per month. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we will have available cash for our operating needs for approximately one month.

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

In May 13 2024, Sean Michael Brehm joined Spectral as a member of the Board of Directors.  At this time, the Company began pursuing a new direction as a quantum computing as a service (QaaS) technology accelerator, leveraging the Company’s previous expertise at incubating and accelerating cutting edge technologies, such as the Company’s Noot and Monitr technologies.

Node Nexus Network Co. LLC (August 2024) – Spectral acquired Node Nexus, a developer of decentralized cloud and quantum computing technologies, in August 2024 which was subsequently restructured as an asset purchase in November 2024.  This transaction formed the core of Spectral’s flagship Vogon Cloud platform, bringing in proprietary DQ-LDB ledger technology and “QuantumVM” middleware for hybrid classical/quantum computing.  The Node Nexus acquisition provided Spectral with a secure, immutable distributed ledger for data storage and a highly efficient virtual machine to integrate classical and quantum workloads, establishing the foundation for the Company’s QaaS offerings.

Quantomo OU (September 2024) – In September 2024, Spectral acquired Quantomo, a pioneer in quantum tomography algorithms for advanced search and data analysis. Quantomo’s technology leverages quantum parallelism to dramatically accelerate search functions and AI inference across distributed datasets. This acquisition is being integrated into Spectral’s platform to power next-generation search engine capabilities and other data-intensive applications, enhancing the analytical functionality of the Vogon Cloud.  This transaction was subsequently rescinded and is being restructured as an asset purchase so that the technology can be more efficiently integrated into Spectral.

crwdunit, Inc. (agreement September 2024, closed December 2024) – Spectral entered into an agreement to acquire crwdunit, Inc. in September 2024 and formally closed the acquisition in December 2024. crwdunit developed a proprietary resource quantization mechanism that optimizes computing workloads (CPU, memory, storage, and bandwidth) in decentralized cloud environments. The asset purchase added crwdunit’s performance-measurement technology and its community of stakeholders to Spectral’s portfolio. Together with Node Nexus and Quantomo, this addition broadened Spectral’s intellectual property and technical expertise, improving the performance and efficiency of the Vogon Cloud platform and strengthening the Company’s position in decentralized “edge” computing.  Subsequently, this transaction was rescinded and is being restructured to more efficiently be able to integrate the crwdunit technology into Spectral and more efficiently distribute the specified Spectral shares to crwdunit shareholders pursuant to the original intent of the acquisition.

Verdant Quantum OU (December 2024)- Spectral entered into an Agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors.

Subsequently all transactions with Sean Brehm, crwdunit, Quantomo, Node Nexus and Verdant Quantum and related entities were rescinded.

We have not been involved in a material bankruptcy, receivership, or similar proceeding. Other than as set forth above, in the prior five years, we have not been involved in any material reclassification, merger or consolidation.

PRINCIPAL PRODUCTS AND SERVICES

Products and Services

Spectral Capital Corporation offers a suite of products and services built upon its proprietary intellectual property portfolio at the intersection of artificial intelligence, hybrid classical computing, and emerging quantum technologies. The Company’s platform is structured around four key growth pillars: (1) the development of patentable and protectable IP, (2) the monetization of that IP through licensing and equity-based deals, (3) the creation of cost-effective software solutions that embody our core innovations, and (4) the acquisition and transformation of technology businesses through IP integration. Each product or service offered by Spectral derives from or reinforces one or more of these strategic pillars.

At the core of Spectral’s offering is its intellectual property licensing business, which enables third-party enterprises to incorporate Spectral’s inventions into their technology stacks. Licensing agreements typically include both cash payments and equity participation, giving Spectral immediate revenue upside as well as longer-term exposure to the growth of its partners. These licenses are especially valuable for companies in AI, autonomous systems, cybersecurity, logistics, and advanced analytics that seek to differentiate their offerings using cutting-edge algorithms or architectures developed by Spectral.

Spectral also offers a growing portfolio of AI-enhanced software products designed to demonstrate and commercialize the company’s proprietary technology. These products are modular, lightweight, and designed for rapid deployment. Many are built to serve functions such as secure data search, model optimization, pattern recognition, and probabilistic reasoning—

applications where hybrid AI-quantum approaches provide material performance advantages over traditional software. These tools are designed to improve risk-adjusted decision-making, reduce computing costs, and expand the analytical capabilities of enterprises without requiring major infrastructure investment.

In parallel, the Company is also developing an intelligent cloud compute environment tailored for high-dimensional AI and quantum-inspired workloads. This environment will integrate decentralized edge computing with scalable hybrid architecture to offer clients both performance and data sovereignty. Though still in the R&D phase, is expected to support quantum-enhanced simulation, ultra-secure computation, and real-time distributed intelligence for enterprise and government customers. The service is being developed with a focus on low latency, high privacy, and flexible deployment options, especially in regulated or mission-critical industries.

Spectral’s acquisition and transformation services comprise a distinctive element of its value proposition. The Company seeks out underperforming or undercapitalized technology firms with valuable legacy assets and potential for growth through integration of Spectral’s IP. After acquisition, Spectral deploys its AI and hybrid computing capabilities into the operations of the acquired entity, resulting in increased top-line revenue, expanded margins, and renewed market relevance. This playbook not only generates immediate operational improvements but also opens opportunities for follow-on monetization through resale, joint ventures, or IPO pathways.

Collectively, Spectral’s products and services reflect a vertically integrated strategy that blends IP creation, monetization, productization, and transformation into a cohesive platform. This approach enables Spectral to generate diversified revenue streams while amplifying the reach and impact of its core innovations across sectors and geographies.

NOOT: Is currently in beta testing, and leverages quantum computing and security to enhance Collective Intelligence by drawing insights from diverse disciplines and expertise. These insights are securely stored on Spectral’s proprietary Distributed Quantum Ledger Database (DQLDB), powered by sustainable green micro data centers.

Monitr: An innovative web-based collaboration and document management platform, currently in beta testing, designed to integrate seamlessly with both quantum and traditional technologies. It empowers businesses, individuals, and investment clubs to securely store, organize, share, and access information using Spectral’s proprietary Distributed Quantum Ledger Database (DQLDB).

Our business differs from those companies whose capital reserves, successful previous ability to monetize technology and scale, efficiencies and existing customer base allow them to select and develop technology because we have very limited resources and have not located sources of capital to fund our operations.

Competition

We compete with a wide variety of parties in connection with our efforts. The AI and hybrid quantum as a service (QaaS) industry is rapidly evolving, with major tech giants like IBM, Google, and Microsoft competing alongside specialized startups such as Rigetti Computing, IonQ, and D-Wave plus many other emerging AI companies such as Anthropic, Scale AI, Shield AI and others. These companies are racing to offer cloud-based access to robust data models and neural nets, as well as hybrid environments in which problems can be tackled on quantum processors, enabling researchers and businesses to experiment with quantum algorithms without owning expensive hardware. Much of the competition centers on hardware approaches — superconducting qubits, trapped ions, and photonic systems — each offering unique advantages in terms of scalability and error correction. Additionally, players are differentiating themselves through software ecosystems, developer tools, and partnerships with industries like finance, pharmaceuticals, and logistics to explore real-world applications. As the technology matures, competition is intensifying around performance benchmarks, ease of integration, and the development of practical use cases, shaping a dynamic and fast-growing market.

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

OPERATIONS

Spectral Capital Corporation operates as a next-generation technology platform company focused on the systematic development, monetization, and application of intellectual property at the frontier of artificial intelligence (AI) and hybrid classical computing. Our business model is designed around four interlocking growth pillars: (1) the continued expansion of a robust patent and trade secret portfolio, (2) the monetization of that intellectual property through licensing agreements and equity-linked partnerships, (3) the creation of scalable, software-based products leveraging our proprietary technologies, and (4) the acquisition and transformation of small technology businesses through integration of Spectral's IP. This integrated approach supports both near-term cash generation and long-term enterprise value creation.

1. Intellectual Property Development

At the core of Spectral’s operations is its commitment to building a defensible and forward-looking intellectual property portfolio. In 2024, we filed 104 new patent applications covering innovations across AI architecture, probabilistic modeling, optimization techniques, quantum-classical hybrid computing, and secure computation. These patents reflect internal research conducted by our scientific and engineering consultants, as well as technology developed through our integration of acquired entities.

In parallel, Spectral has established a structured internal process for IP generation, which includes invention harvesting sessions, collaboration with outside technical consultants, and an internal review and vetting framework that ensures high-value, novel, and commercially relevant filings. This process has resulted in the development of over 400 additional patentable inventions, which we expect to file on a phased basis throughout 2025 and 2026. We believe this makes Spectral one of the most prolific early-stage IP generators in our target domains.

2. Licensing and IP Monetization

Licensing of Spectral’s intellectual property represents a major channel for revenue and equity upside. Our licensing model typically includes upfront cash payments, ongoing royalties, and/or equity stakes in licensee companies. This dual-structure model allows us to capture both current income and long-term appreciation as our partners grow. We target firms across multiple sectors including AI-enabled software, edge computing, autonomous systems, cybersecurity, and industrial automation. These sectors benefit from Spectral’s unique capabilities in scalable algorithms, hybrid compute methods, and secure data processing.

Spectral has ongoing licensing discussions with several early-stage and mid-market companies and anticipates finalizing new agreements throughout the coming fiscal year. We are also exploring broader joint development and white-labeling opportunities that allow third-party firms to embed our technology into their existing platforms.

3. Software Product Development

In addition to licensing its technologies, Spectral develops high-value software products that showcase and operationalize its inventions. These products are designed to be cost-effective to build and deploy, relying heavily on reusable code modules and algorithmic libraries developed in-house. Our software tools address critical needs in analytics, risk forecasting, high-efficiency search, anomaly detection, and automated decision-making.

These solutions are typically designed as standalone or API-accessible tools and are suitable for rapid pilot testing and scalable deployment. Because the products are IP-rich, they serve the dual purpose of generating revenue and validating the commercial viability of our underlying inventions. Software revenue is expected to grow as we continue to commercialize our internally developed tools and expand our licensing base.

4. Strategic Acquisitions and Business Transformation

Spectral pursues targeted acquisitions of small, undercapitalized, or undervalued technology firms with latent potential that can be unlocked through application of our IP. These businesses often have customer relationships, domain expertise, or specialized distribution channels but lack scalable technological differentiation.

Upon acquisition, Spectral deploys its proprietary tools and patented processes to transform these operations. We integrate AI-enhanced analytics, automated workflows, and new product offerings that significantly increase revenue and operational efficiency. By focusing on IP-led transformation, we aim to drive both top-line growth and substantial margin expansion in the acquired entities. In 2024, we began implementing this strategy with early acquisition targets and expect to report initial performance improvements in 2025.

Organizational Capabilities

To support our operations, Spectral has assembled a cross-disciplinary team of inventors, engineers, consultants, and business strategists. In 2024, we added a number of highly experienced advisors in IP law, AI model design, computational physics, and corporate development. This bench of experts enhances our capacity to identify patentable innovations, ensure rigorous filings, and guide technical and commercial validation of our IP. The team operates in a distributed structure across North America and Europe, giving us access to global expertise and operational flexibility.

Our operational infrastructure is lean by design, with a strong emphasis on leveraging automation, cloud-based development environments, and modular deployment strategies to maximize return on R\&D investment. This capital-efficient operating model enables Spectral to generate high-value outputs with minimal fixed overhead, while retaining the agility to scale with opportunity.

Technology and Market Positioning

Spectral’s operations are uniquely positioned at the convergence of three critical technology trends: AI acceleration, hybrid computing, and IP-driven enterprise infrastructure. By focusing on technologies that sit at the intersection of these trends, we position ourselves not only as an innovator but as a multiplier for others’ success—whether through licensing, acquisition, or product deployment. Our emphasis on hybrid classical architectures allows us to provide practical, near-term enhancements to existing systems while preserving forward compatibility with quantum and neuromorphic compute systems as they mature.

Our products and services are designed to align with the growing demand for scalable, high-performance computation in privacy-sensitive, regulated, or high-complexity domains such as healthcare, finance, logistics, and defense. We view this positioning as a durable source of long-term differentiation and value creation.

Outlook for Operations

In 2025, Spectral plans to significantly expand its operational footprint in all four pillars. We anticipate a sharp increase in patent filings, a broadening of our licensing relationships, a commercial launch of multiple proprietary software tools, and follow-on acquisitions to reinforce our transformation strategy. These activities will be supported by continued expansion of our expert network and disciplined capital allocation aimed at maximizing shareholder value. We believe our integrated approach—rooted in original invention and practical deployment—uniquely positions Spectral to thrive in a rapidly evolving technological landscape.

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2024, we incurred research and development expenses of $745,024 related to the development of our current software products.  This expense consists of expenses related to our technology acquisitions, primarily the acquisition of the Node Nexus Network technology which were subsequently rescinded.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

In the year ended December 31, 2024, we had 0 customers. And presently have 1 customer whom we are entirely dependent on for our current revenue.  We expect this to change over the next 180 days.

INTELLECTUAL PROPERTY

Summary and Categorization of Spectral Capital Corporation's Provisional Patents

Spectral Capital Corporation has filed 104 provisional patent applications covering various aspects of quantum computing, hybrid quantum/classical computing, AI-driven material discovery, security, and photonic technologies. Below is a summary and categorization of select patents based on the provided documents.

Category 1: Quantum Computing and Hybrid Quantum/Classical Systems

These patents focus on advancing quantum computing architectures, improving qubit fidelity, and developing hybrid quantum-classical computational frameworks.

1.Agent-Based Migration and Optimization for Hybrid Quantum/Classical Data Systems

oPatent No.: Spectral Patent 48

oSummary: Describes a system for migrating and optimizing data from classical computing environments to a hybrid quantum/classical framework using a distributed quantum ledger database. This patent introduces an intelligent agent that continuously monitors and optimizes system configurations for efficiency and security.

oApplications: Enterprise data migration, financial records, government databases.

2.Quantum Information Processing Using Nuclear Spin Superposition in Bismuth-Doped Silicon

oPatent No.: Spectral Patent 52

oSummary: Utilizes bismuth-doped silicon as a platform for quantum computing, leveraging nuclear spin superposition for enhanced error correction.

oApplications: Fault-tolerant quantum computing, quantum memory systems.

3.Quantum Information Processing Using Crystalline Fluorine

oPatent No.: Spectral Patent 53

oSummary: Investigates the use of crystalline fluorine as a novel quantum computing material, offering a potential alternative to existing superconducting and trapped-ion systems.

oApplications: Next-generation quantum processors, quantum communication networks.

4.AI-Driven Design and Optimization of Fluxonium-Based Counter-Rotating Gates

oPatent No.: Spectral Patent 51

oSummary: Uses Fluxonium qubits to design counter-rotating quantum gates, improving gate fidelity and reducing decoherence using AI-assisted simulations.

oApplications: Error-resistant quantum computing, advanced quantum gates.

Category 2: AI-Driven Quantum Security & Cryptography

These patents focus on quantum-safe security solutions, including dynamic encryption techniques.

5.Continuous Dynamic Password Generation Using a Quantum/ Classical Hybrid Computing System

oPatent No.: Spectral Patent 49

oSummary: Proposes a quantum-enhanced password system that continuously evolves to prevent brute-force attacks, using quantum random number generators (QRNGs) and classical security integration.

oApplications: Enterprise cybersecurity, government secure networks, financial systems.

Category 3: AI-Driven Material Discovery for Quantum Computing

These patents focus on the discovery and simulation of novel quantum materials using AI and hybrid computing.

6.AI-Driven Design and Simulation of Single Atom Catalysts Using a Hybrid Quantum/Classical Computing System

oPatent No.: Spectral Patent 50

oSummary: Uses AI and quantum computing to accelerate the discovery of single-atom catalysts (SACs) for industrial applications. The system integrates quantum simulations with AI algorithms to optimize catalytic performance.

oApplications: Green chemistry, fuel cell research, carbon capture.

7.Fabricating Nanometer-Thin Tellurium Crystals Using Atomic Molding Plates for Quantum Computing

oPatent No.: Spectral Patent 54

oSummary: Details a method for growing and controlling thin tellurium crystals for use as semiconductors in quantum computing.

•Applications: Quantum transistor development, superconducting quantum computers.

8.Quantum Information Processing Using Hexagonal Boron Nitride with Nitrogen Vacancies

oPatent No.: Spectral Patent 56

oSummary: Describes using nitrogen vacancies (NV) in hexagonal boron nitride (hBN) as a solid-state qubit platform with long coherence times and high scalability.

oApplications: Quantum networking, secure quantum encryption.

Category 4: Photonic & Optical Quantum Computing

These patents explore photonic-based quantum computing and light-based qubit control.

9.Quantum Information Processing Using Rubidium Tantalate in Integrated Photonic Circuits

oPatent No.: Spectral Patent 55

oSummary: Develops rubidium tantalate (RbTaO3) photonic circuits with low birefringence for integrated quantum photonics applications, enhancing coherence and qubit manipulation.

oApplications: Quantum communication, optical quantum computing.

Conclusion

Spectral Capital Corporation's provisional patents cover a broad range of innovations at the intersection of quantum computing, AI-driven material discovery, and security. The patents suggest a strategic focus on hybrid quantum/classical systems, error-resistant quantum architectures, and AI-driven optimization.

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

As of the date of this annual report on Form 10-K for the year ended December 31, 2024, we have executed non-disclosure agreements with key consultants or advisors.

HUMAN CAPITAL

For the year ended December 31, 2024, we had five full time employees and 10 consultants.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Available Information

Our common stock is quoted on the OTC Markets, OTCQB, under the symbol “FCCN”. We file annual, quarterly, and current reports and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. We maintain a website where our annual, quarterly and current reports and amendments to those reports, if any, are available free of charge.

Item 1A.  RISK FACTORS

Risk Factors: Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before making an investment decision.

·History of losses and going concern uncertainty: We have incurred significant operating losses and negative cash flows since inception and expect to continue incurring losses for the foreseeable future. These factors, along with our limited cash resources, raise substantial doubt about our ability to continue as a going concern without additional financing.

·Need for additional financing: We will require substantial additional capital to fund our operations and research and development activities, and such financing may not be available when needed on acceptable terms, if at all. If we are unable to obtain sufficient funding timely, we may be forced to delay, scale back, or cease our development efforts and business operations.

•Potential dilution from future offerings: Any additional equity financings to raise required capital could result in significant dilution to existing shareholders, and the securities issued may have rights, preferences, or privileges senior to those of our current common stock. If we incur debt financing, we may be subject to restrictive covenants and repayment obligations that could further constrain our business.

•Limited operating history and early-stage risks: We are a development-stage company with a very limited operating history in our current line of business, making it difficult to evaluate our prospects or forecast our revenues and earnings. Our business plan is unproven, and an investment in our company is highly speculative, involving numerous uncertainties common to early-stage companies in rapidly evolving industries.

•Unproven market; no assurance of commercial success: The market for our quantum computing and software technologies is still emerging and unproven. Even if we successfully develop our products, there is no guarantee they will achieve commercial feasibility or market acceptance. Our solutions may not perform as intended in real-world applications, and customers may not adopt our technology over existing or competing solutions, which would prevent us from generating meaningful revenue.

•Intense competition and competitive disadvantages: We face intense competition from both established technology companies and new entrants, many of which have far greater financial, technical, and marketing resources than we do. Our larger competitors have longer operating histories, well-established customer bases, and strong brand recognition, enabling them to respond more quickly to emerging technologies or pricing pressures – we may lack the resources to compete effectively, potentially losing market share and revenue.

•Rapid technological change and risk of obsolescence: We operate in a rapidly evolving industry. Frequent technological innovations and the introduction of new products or protocols could quickly render our existing technology or products obsolete or uncompetitive. If we fail to anticipate or keep pace with technological developments – for example, if competitors develop superior solutions or if changes in technology reduce the need for our encryption and quantum computing innovations – the demand for our products could decline significantly.

•Significant R&D investment with uncertain results: Our business model requires continuous and substantial investments in research and development, but these efforts are expensive and time-consuming with no guaranteed outcome. We may encounter unforeseen technical challenges that delay development, and even if we devote considerable resources, our R&D may not yield any viable or marketable products, improvements, cost savings, or other expected benefits. Failing to achieve meaningful returns on our R&D investments would materially and adversely affect our business and operating results.

•Intellectual property protection and infringement risks: Our success depends in part on our ability to obtain and protect patents, trade secrets, and other intellectual property for our proprietary technologies. We may be unable to adequately secure or enforce our intellectual property rights – for instance, patent applications may not result in issued patents or may fail to provide effective protection against competitors. In addition, third parties may allege that our technologies infringe on their intellectual property rights, leading to costly litigation or licensing requirements. Any inability to protect our own technology or defend against IP claims by others could harm our business by forcing us to suspend operations, alter products, or pay significant damage awards or royalties.

•Regulatory compliance costs and burdens: As a publicly traded company, we are subject to extensive SEC regulations, disclosure requirements, and accounting rules that impose significant compliance costs and administrative burdens on our small organization. Complying with these obligations (including establishing effective internal controls and procedures) strains our managerial and financial resources. Any failure to maintain compliance with public company reporting and governance requirements could result in regulatory sanctions, reputational damage, or other adverse effects on our business.

•Data privacy and cybersecurity regulations: We are or may become subject to data protection, privacy, and cybersecurity laws and regulations in the jurisdictions where we operate. These laws are rapidly evolving and becoming more stringent over time. Failure to comply with applicable privacy and security requirements, or any actual or perceived compromise of personal data, could result in regulatory enforcement actions (including heavy fines and penalties) and significant harm to our reputation.

•Export controls and trade restrictions: Our products and technologies, particularly in encryption and advanced computing, could be subject to U.S. export control laws or other governmental trade restrictions. Any limitation on our ability to export or sell our products in certain markets – for example, due to export license requirements or trade sanctions – would likely adversely affect our business, financial condition, and growth prospects. Changes in trade policies or international relations could further impact our access to global markets and supply chains.

•Dependence on key personnel and limited human resources: We rely on a very small team of executives, engineers, and advisors to conduct our operations (we had only one full-time employee as of a recent fiscal year). The loss of any member of senior management or other key personnel, or our inability to attract and retain additional qualified employees (particularly those with specialized technical expertise), could significantly delay or prevent us from achieving our development and strategic objectives. With such limited staffing, even short-term personnel disruptions could have an outsized impact on our business.

•Operational and growth management challenges: Our current infrastructure and systems may be inadequate to support rapid growth or multiple concurrent projects. Any significant expansion of our business will place a heavy strain on our management and operational resources. We may experience difficulties in scaling our operations, including challenges in financial controls, project management, and regulatory compliance across different jurisdictions. If we cannot effectively manage our growth or operational complexity, our business and financial results could suffer.

•Market conditions and external risks: Our business can be materially affected by external factors beyond our control, including general economic and market conditions. Economic downturns, inflationary pressures, disruptions in credit or capital markets, or geopolitical events (such as international conflicts or trade wars) could reduce the demand for emerging technologies like ours and make it more difficult or expensive to raise additional capital. Adverse macroeconomic conditions or instability in financial markets may therefore pose significant risks to our business outlook and ability to execute our plans.

•Low trading volume and penny stock status: Our common stock is thinly traded on the OTC market and is considered a “penny stock.” As a result, investors may experience limited liquidity and extreme stock price volatility. FINRA rules impose additional requirements on broker-dealers for transactions involving penny stocks, which may discourage brokerage firms from recommending or trading our shares, thereby limiting shareholders’ ability to buy or sell our stock. Low market liquidity and investor perception of penny stock risks could lead to further volatility and make it difficult for us to attract new investors or use our stock as currency for fundraising.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. CYBERSECURITY

Spectral maintains a comprehensive cybersecurity risk management program designed to identify, protect against, detect, respond to, and mitigate reasonably foreseeable cybersecurity threats to the Company’s operations. This program incorporates internal controls and safeguards aligned with industry standards – including access controls, data encryption, network monitoring, and employee cybersecurity training – to protect the confidentiality, integrity, and availability of the Company’s information assets. We utilize a range of security tools and procedures to continuously monitor our systems and prevent unauthorized access or data loss. In addition, the Company has implemented a formal incident response plan that outlines procedures for promptly addressing and containing cybersecurity incidents. This incident response plan is tested and updated periodically (e.g., through tabletop simulations and third-party penetration testing) to ensure preparedness and effective remediation of any identified security events.

Oversight and Governance: Cybersecurity risk management is overseen at the highest levels of the Company’s leadership. The Board of Directors, through its Audit Committee, is responsible for monitoring the Company’s cybersecurity risks and related risk management practices. The Audit Committee receives regular reports from management on cybersecurity matters, including updates on risk assessments, security improvements, and any relevant threat developments or incidents. Senior management has designated personnel (including information technology and security officers) to manage day-to-day cybersecurity operations and to implement cybersecurity policies, controls, and procedures. These personnel regularly brief the Audit Committee and the Board on the status of the Company’s cybersecurity posture and risk mitigation activities. The Company also provides periodic cybersecurity training to all employees to reinforce security awareness and protocol compliance as part of its internal control framework.

Risk Management Processes: Spectral conducts regular assessments of cybersecurity vulnerabilities and emerging threats across its systems and products. Our risk management approach draws on widely accepted frameworks (such as the NIST Cybersecurity Framework) to prioritize risks and guide the implementation of appropriate security measures. We engage independent security experts to perform evaluations of our cybersecurity program – including periodic third-party security audits and penetration testing – in order to test the effectiveness of our safeguards and to identify areas for improvement. Additionally, the Company maintains a third-party risk management program that assesses and monitors the cybersecurity practices of critical vendors and partners, helping ensure that our service providers uphold robust data security standards. Findings from these ongoing risk assessments and tests are used to continually enhance our internal controls and cybersecurity defenses.

As of the date of this Annual Report, the Company has not experienced any known cybersecurity incidents that had a material effect on our business, operations, or financial condition. During the reporting period, no cybersecurity breach or attack has been identified that resulted in significant data loss, financial costs, or operational disruptions for Spectral. Nevertheless, cybersecurity threats continue to evolve rapidly, and no security program can guarantee absolute protection against all attacks. A significant cybersecurity incident in the future could potentially cause substantial harm to the Company, including business interruptions, remediation costs, reputational damage, loss of sensitive information, or legal and regulatory consequences. Spectral remains proactive in updating and strengthening its cybersecurity measures in light of new threats and technological changes. For further information on the risks associated with cybersecurity and data protection, refer to the “Risk Factors” section of this Annual Report (Item 1A) which discusses these risks in more detail.

ITEM 2. DESCRIPTION OF PROPERTY

We rent a virtual office located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104, under a month-to-month basis. We pay monthly rent of $378.00 for this location.  We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal matters. In the future, we may become party to other legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. There was a claim made by a third party entity regarding Mr. Brehm and Node Nexus Network.  The Company believes there is no basis for this claim and that the Company has no legal exposure on this claim and has been provided with an indemnity by Mr. Brehm for the same.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Markets, OTCQB, under the symbol “FCCN”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two years on the OTC Markets and as obtained from otcmarkets.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Period	High*	Low*

Year ended 2023
Quarter ended
March 31, 2023	$0.0775	$0.055
June 30, 2023	$0.0638	$0.0503
September 30, 2023	$0.0609	$0.0511
December 31, 2023	$0.0586	$0.0452

Year ended 2024
Quarter ended
March 31, 2024	$0.07	$0.057
June 30, 2024	$2.15	$1.50
September 30, 2024	$5.31	$5.11
December 31, 2024	$6.20	$5.85

STOCKHOLDERS

As of June 23, 2025, there were approximately 132 holders of record of our common stock and no holders of our preferred stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2024, the Company sold 5,050,000 shares of common stock to 1 shareholder who is also the company’s Chairman of the Board, Sean Michael Brehm, resulting in proceeds of $1,010,000 None of the following transactions involved any underwriters, underwriting discounts or commissions, or any public offering.  We believe that this offering was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended December 31, 2024 and 2023 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Operations

Spectral Capital Corporation operates as a next-generation technology platform company focused on the systematic development, monetization, and application of intellectual property at the frontier of artificial intelligence (AI) and hybrid classical computing. Our business model is designed around four interlocking growth pillars: (1) the continued expansion of a robust patent and trade secret portfolio, (2) the monetization of that intellectual property through licensing agreements and equity-linked partnerships, (3) the creation of scalable, software-based products leveraging our proprietary technologies, and (4) the acquisition and transformation of small technology businesses through integration of Spectral's IP. This integrated approach supports both near-term cash generation and long-term enterprise value creation.

1. Intellectual Property Development

At the core of Spectral’s operations is its commitment to building a defensible and forward-looking intellectual property portfolio. In 2024, we filed 104 new patent applications covering innovations across AI architecture, probabilistic modeling, optimization techniques, quantum-classical hybrid computing, and secure computation. These patents reflect internal research conducted by our scientific and engineering consultants, as well as technology developed through our integration of acquired entities.

In parallel, Spectral has established a structured internal process for IP generation, which includes invention harvesting sessions, collaboration with outside technical consultants, and an internal review and vetting framework that ensures high-value, novel, and commercially relevant filings. This process has resulted in the development of over 400 additional patentable inventions, which we expect to file on a phased basis throughout 2025 and 2026. We believe this makes Spectral one of the most prolific early-stage IP generators in our target domains.

2. Licensing and IP Monetization

Licensing of Spectral’s intellectual property represents a major channel for revenue and equity upside. Our licensing model typically includes upfront cash payments, ongoing royalties, and/or equity stakes in licensee companies. This dual-structure model allows us to capture both current income and long-term appreciation as our partners grow. We target firms across multiple sectors including AI-enabled software, edge computing, autonomous systems, cybersecurity, and industrial automation. These sectors benefit from Spectral’s unique capabilities in scalable algorithms, hybrid compute methods, and secure data processing.

Spectral has ongoing licensing discussions with several early-stage and mid-market companies and anticipates finalizing new agreements throughout the coming fiscal year. We are also exploring broader joint development and white-labeling opportunities that allow third-party firms to embed our technology into their existing platforms.

3. Software Product Development

In addition to licensing its technologies, Spectral develops high-value software products that showcase and operationalize its inventions. These products are designed to be cost-effective to build and deploy, relying heavily on reusable code modules and algorithmic libraries developed in-house. Our software tools address critical needs in analytics, risk forecasting, high-efficiency search, anomaly detection, and automated decision-making.

These solutions are typically designed as standalone or API-accessible tools and are suitable for rapid pilot testing and scalable deployment. Because the products are IP-rich, they serve the dual purpose of generating revenue and validating the commercial viability of our underlying inventions. Software revenue is expected to grow as we continue to commercialize our internally developed tools and expand our licensing base.

4. Strategic Acquisitions and Business Transformation

Spectral pursues targeted acquisitions of small, undercapitalized, or undervalued technology firms with latent potential that can be unlocked through application of our IP. These businesses often have customer relationships, domain expertise, or specialized distribution channels but lack scalable technological differentiation.

Upon acquisition, Spectral deploys its proprietary tools and patented processes to transform these operations. We integrate AI-enhanced analytics, automated workflows, and new product offerings that significantly increase revenue and operational efficiency. By focusing on IP-led transformation, we aim to drive both top-line growth and substantial margin expansion in the acquired entities. In 2024, we began implementing this strategy with early acquisition targets and expect to report initial performance improvements in 2025.

Organizational Capabilities

To support our operations, Spectral has assembled a cross-disciplinary team of inventors, engineers, consultants, and business strategists. In 2024, we added a number of highly experienced advisors in IP law, AI model design, computational physics, and corporate development. This bench of experts enhances our capacity to identify patentable innovations, ensure rigorous filings, and guide technical and commercial validation of our IP. The team operates in a distributed structure across North America and Europe, giving us access to global expertise and operational flexibility.

Our operational infrastructure is lean by design, with a strong emphasis on leveraging automation, cloud-based development environments, and modular deployment strategies to maximize return on R\&D investment. This capital-efficient operating model enables Spectral to generate high-value outputs with minimal fixed overhead, while retaining the agility to scale with opportunity.

Technology and Market Positioning

Spectral’s operations are uniquely positioned at the convergence of three critical technology trends: AI acceleration, hybrid computing, and IP-driven enterprise infrastructure. By focusing on technologies that sit at the intersection of these trends, we position ourselves not only as an innovator but as a multiplier for others’ success—whether through licensing, acquisition, or product deployment. Our emphasis on hybrid classical architectures allows us to provide practical, near-term enhancements to existing systems while preserving forward compatibility with quantum and neuromorphic compute systems as they mature.

Our products and services are designed to align with the growing demand for scalable, high-performance computation in privacy-sensitive, regulated, or high-complexity domains such as healthcare, finance, logistics, and defense. We view this positioning as a durable source of long-term differentiation and value creation.

Outlook for Operations

In 2025, Spectral plans to significantly expand its operational footprint in all four pillars. We anticipate a sharp increase in patent filings, a broadening of our licensing relationships, a commercial launch of multiple proprietary software tools, and follow-on acquisitions to reinforce our transformation strategy. These activities will be supported by continued expansion of our expert network and disciplined capital allocation aimed at maximizing shareholder value. We believe our integrated approach—rooted in original invention and practical deployment—uniquely positions Spectral to thrive in a rapidly evolving technological landscape.

OVERVIEW

Spectral Capital is a Deep Quantum Technology Platform Company. Our mission is to bridge the gap between quantum computing and today’s classical computing by creating a practical and scalable foundation for the next generation of technology. We aim to redefine the future of computing by integrating plasmonic and quantum technologies. Our focus includes developing quantum systems that operate at room temperature without the need for cryogenic cooling, harness the speed of light for data transmissions, and secure our innovations with a robust wall of patents, ensuring a defensible position in decentralized cloud computing, advanced quantum algorithms, quantum databases, and room temperature quantum chips.

PLAN OF OPERATIONS

Spectral’s operational plan focuses on developing and integrating its quantum-enabled cloud platform through a series of strategic initiatives.

Development of Advanced Applications and Services: Spectral plans to expand its service portfolio by creating specialized quantum-powered applications targeting high-value markets. Projects include a quantum-enhanced search engine and advanced data analytics tools utilizing quantum parallelism for superior performance. Additionally, Spectral will develop a Quantum Commodity Exchange – a hyper-secure, decentralized trading platform for commodity markets – leveraging its quantum ledger technology. The company will also enhance AI and machine learning applications with quantum algorithms for accelerated training and complex data modeling. All these solutions will be offered under a unified Quantum-as-a-Service (QaaS) model, providing on-demand access to quantum-driven technologies.

Implementation and Continuous Optimization: Spectral will establish performance benchmarks for its cloud infrastructure, middleware, and applications while continuously optimizing for reliability, scalability, and energy efficiency. Strategic partnerships with industry leaders and academic institutions will further drive innovation and ensure the platform remains at the forefront of quantum computing advancements.

We believe that if we can follow and achieve this plan, we will position Spectral as a vertically integrated player in the quantum computing industry, delivering secure, sustainable, and accessible quantum-driven solutions across multiple sectors.

Additionally, we plan to relaunch Noot and Monitr as separate product offerings.

NOOT, currently in beta testing, harnesses the power of quantum computing and security to create a more secure Collective Intelligence, leveraging insights from a wide array of disciplines and expertise shared in coalitions stored on Spectral’s proprietary Distributed Quantum Ledger Database (DQLDB) powered by sustainable green micro data centers.

MONITR is a revolutionary web-based collaboration and document management platform, currently in beta testing. It integrates seamlessly with both quantum and traditional non-quantum technologies. The platform is designed to empower businesses, individuals, and investment clubs to store, organize, share, and access information securely using Spectral’s proprietary Vogon Distributed Quantum Ledger Database (DQLDB). MONITR stands out as a tool for Authentic and Collective Intelligence, leveraging ontological models and collective human input to enhance the accuracy and relevance of responses. It addresses the limitations of traditional large language models by grounding responses in real-world, human-like understanding. The platform utilizes a structured approach to data management with JSON-formatted Epochs and Distributed Quantum Ledger Database, supporting the development of Collective Intelligence by enabling diverse groups of people to contribute their knowledge and insights into a decentralized system.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Revenues and Cost of Revenues

We are currently engaged in our development as a technology platform company with robust intellectual property holdings. Net revenues were unchanged for the year ended December 31, 2024 to $0 from the year ended December 31, 2023 where they were also $0.

Operating Expenses

Operating expenses increased $2,789,471, from $215,477 for the year ended December 31, 2023 to $3,004,948 for the year ended December 31, 2024. The increase was due to our pause in the telecom reselling services business and significant development related to our new operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had $107,475 of cash on hand. We intend to fund operations through the use of cash on hand, additional advances from our chief executive officer, and debt and equity financings until sufficient cash flows from operations can be achieved.

Net cash used in operating activities increased $1,606,428, from $47,532 for the year ended December 31, 2023 to $1,653,960 for the year ended December 31, 2024. This increase in cash used was primarily related to increases in operating expenses due to the commencement of our Quantum as a Service accelerator business.

Net cash provided by financing activities increased by $1,724,095 from $37,100 for the year ended December 31, 2023 to $1,761,195 for the year ended December 31, 2024. Net cash provided by financing activities during the year ended December 31, 2024 was primarily related to sales of common and preferred stock and advances received.

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

DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Spectral Capital Corporation and subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, had an accumulated deficit and has a deficit working capital raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters

/s/ RBSM LLP

We have served as the Company’s auditor since 2025. PCAOB ID 587
New York, NY
June 23, 2025

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$107,475	$240
Prepaid expenses	6,500	-
Current assets	113,975	240

Total assets	$113,975	$240

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$482,461	$290,119
Related party advances	550,700	6,150
Short-term advances	-	36,450
Current liabilities	1,033,161	332,719

Total liabilities	1,033,161	332,719

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Series Quantum Preferred Stock, par value $0.0001, 2,000,000 and 0 shares authorized, 1,000,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023	100	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 67,699,302 and 42,017,948 shares issued and outstanding as of December 31, 2024 and 2023	6,770	4,202
Additional paid-in capital	33,629,226	30,948,057
Accumulated deficit	(34,333,396)	(31,062,852)
Total stockholders' deficit	(697,300)	(110,593)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit - Spectral Capital Corp.	(919,186)	(332,479)
Total liabilities and stockholders' deficit	$113,975	$240

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenues	$-	$-

Costs of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	2,115,924	71,477
Wages and benefits	144,000	144,000
Research and development	745,024	-
Total operating expenses	3,004,948	215,477
Operating loss	(3,004,948)	(215,477)

Other income and (expense):
Extinguishment of debt	(265,596)	-
Total other income (expense)	(265,596)	-

Net loss before non-controlling interest	(3,270,544)	(215,477)

Loss attributable to non-controlling interest	-	90

Net loss attributable to Spectral Capital Corporation	$(3,270,544)	$(215,387)

Basic and diluted loss per common share	$(0.06)	$(0.01)
Weighted average shares - basic and diluted	57,925,034	42,017,948

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2022	-	$-	42,017,948	$4,202	$30,873,057	$(221,796)	$(30,847,465)	$(192,002)

Settlement of liability by shareholder	-	-	-	-	75,000	-	-	75,000
Non-controlling interest	-	-	-	-	-	(90)	-	(90)
Net loss	-	-	-	-	-	-	(215,387)	(215,387)

December 31, 2023	-	$-	42,017,948	$4,202	$30,948,057	$(221,886)	$(31,062,852)	$(332,479)

Sale of common stock	-	-	15,000,000	1,500	148,540	-	-	150,040
Issuance of common stock for liabilities	-	-	3,631,354	363	353,328			353,691
Common and preferred stock issued for cash	1,000,000	100	5,050,000	505	1,014,350	-	-	1,014,955
Stock-based compensation	-	-	2,000,000	200	1,164,951	-	-	1,165,151
Net loss	-	-	-	-	-	-	(3,270,544)	(3,270,544)
	-	-
December 31, 2024	1,000,000	$100	67,699,302	$6,770	$33,629,226	$(221,886)	$(34,333,396)	$(919,186)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(3,270,544)	$(215,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(90)
Stock-based compensation	1,165,151	-
Excess value of common stock issued to settle liabilities	265,591	-
Changes in operating assets and liabilities:
Accounts receivable	-	25,000
Prepaids and other assets	(6,500)	-
Due to related parties - accrued salary	144,000	144,000
Accounts payable and accrued expenses	48,343	(1,055)
Net cash used in operating activities	(1,653,959)	(47,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Short-term advances	-	36,450
Proceeds from related party advances	596,199	650
Proceeds from sale of common and preferred stock	1,164,995	-
Net cash provided by financing activities	1,761,194	37,100

Effect of exchange rate changes on cash	-	-

Change in cash and cash equivalents	107,235	(10,432)
Cash and cash equivalents, beginning of period	240	10,672
Cash and cash equivalents, end of period	$107,475	$240

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to settle liabilities	$88,100	$-
Settlement of a liability by a shareholder	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (“Spectral” or the “Company”) is a Nevada corporation, originally incorporated on September 13, 2000. Since its inception, the Company has undergone several strategic transitions, ultimately refocusing its operations in 2024 to become a deep technology company centered on hybrid classical-quantum computing. Headquartered in Seattle, Washington, Spectral now operates as a vertically integrated quantum and AI innovation platform, offering Quantum as a Service (QaaS), intellectual property licensing, proprietary software products, and value-driven acquisitions.

Spectral’s business model is built on four synergistic pillars: (1) the development of a robust intellectual property portfolio—including patents and trade secrets—at the intersection of artificial intelligence and hybrid classical computing; (2) monetization of that IP through licensing agreements that include both cash payments and equity in licensee companies; (3) creation of high-impact software tools derived from Spectral’s core IP that are modular, cost-efficient, and capable of producing significant risk-adjusted returns; and (4) acquisition and transformation of smaller technology companies through the strategic application of Spectral’s proprietary technology.

In 2024, Spectral filed 104 patent applications across artificial intelligence, quantum computing, and autonomous systems, while concurrently developing an internal pipeline of over 400 additional patentable innovations. The Company also engaged a network of senior scientific and commercial advisors to enhance IP defensibility and commercialization readiness. These efforts support an expanding pipeline of licensing negotiations and product development initiatives.

The Company’s legacy as a technology incubator included several historical acquisitions, such as Noot Holdings and Monitr Holdings. In 2024, Spectral entered a new strategic phase through a series of acquisitions and platform developments in quantum and decentralized computing. However, in 2025, the Company formally rescinded certain transactions involving former Chairman Sean Michael Brehm and related entities. These rescissions preserved Spectral’s independently developed intellectual property, clarified ownership of over 100 provisional patents, and returned in excess of \$100 million in share-based consideration to shareholders—thereby restoring strategic focus and corporate governance alignment.

Spectral’s current operations are focused on licensing its IP, developing quantum- and AI-enhanced software products, and executing acquisitions where its technologies can drive transformative growth. The Company has not yet generated revenues and reported net losses for fiscal years 2023 and 2024. Management is actively pursuing strategic partnerships and financing opportunities to support operational expansion and long-term commercialization efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has sustained substantial losses since inception. As of December 31, 2024, the Company has cash on hand of $107,475 and negative working capital of $919,186. The Company expects current cash on hand will not be able to fund operations for a period 12 months or more.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc, and its 60% owned subsidiaries, Noot Holdings, Inc. from its date of incorporation of February 28, 2013, and Monitr Holdings, Inc. from its date of incorporation of December 1, 2013. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 1 and 3 for discussion of the acquisition and then rescindment of the NNN acquisition.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Revised Financial Statements

The Company has revised its previously issued consolidated statement of stockholders' deficit as of December 31, 2022 to correct an immaterial misstatement identified during the current period. Specifically, in connection with the conversion of certain liabilities into common stock during 2022, the Company determined it had not previously recorded the full excess fair value of the consideration issued. As a result, the Company revised the previously reported additional paid-in capital, increasing it from $29,106,804 to $30,873,057, and the accumulated deficit, increasing it from $32,613,718 to $34,379,971. These adjustments reflect a net increase of $1,766,253 to both accounts.

The Company has evaluated and concluded that the misstatement, was not material to its previously issued consolidated financial statements. However, it has revised the consolidated statement of stockholders’ deficit to reflect the corrections described above. There was no impact on the remaining consolidated financial statements or disclosures.

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

The Company follows ASC Topic 505-50, Equity: Equity-Based Payments to Non-Employees for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The Company accounts for forfeitures as they occur. Accordingly, compensation expense is recognized only for awards that ultimately vest. Forfeitures are recognized in the period in which they occur, and no estimations or adjustments are made for anticipated forfeitures.

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. There was no revenue during the year ended December 31, 2024 and 2023.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2024 and 2023, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable, and amounts payable to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Segments

The Company has evaluated the criteria for segment reporting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and has determined that it operates as a single operating and reportable segment. This conclusion is based on the following factors:

•The chief operating decision maker (“CODM”) reviews financial information on a consolidated basis for purposes of evaluating performance and allocating resources.

•The Company’s operations exhibit similar economic characteristics and are managed and reported as a single business unit.

•The Company’s products and services are offered in a consistent manner across its markets, with no discrete business lines requiring separate reporting.

As a result, no additional segment disclosures are required.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the year ended December 31, 2024, the Company had options to purchase 6,810,000 shares of common stock for which the effects were anti-dilutive. During the year ended December 31, 2023, the Company did not have any dilutive shares.

Non-Controlling Interests

Non-controlling interests disclosed within the consolidated statement of operations represent the minority ownership’s 40% share of net losses of Noot Holdings, Inc. and Monitr Holdings, Inc incurred during the years ended December 31, 2024 and 2023. The following table sets forth the changes in non-controlling interest for the years ended December 31, 2024 and 2023:

Non-Controlling Interests
Balance at December 31, 2022	$(221,796)

Net loss attributable to non-controlling interest	(90)
Balance at December 31, 2023	(221,886)

Net loss attributable to non-controlling interest	-
Balance at December 31, 2024	$(221,886)

Foreign Currency

The Company’s functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for the Company for fiscal years beginning after December 15, 2025, and interim periods within those periods. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the year ended December 31, 2024. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's consolidated financial statements in connection with the CEO's services were $144,000 and $144,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, amounts due to the CEO related to accrued salaries were $432,000 and $288,000, respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2024 and 2023, the Company's CEO was due $0 and $6,150 in connection with these advances, respectively. During the year ended December 31, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances.

During the year ended December 31, 2024, the Company received $550,700 in total demand advances from the Chairman of the Board of Directors, Sean Michael Brehm.  These advances are documented under a promissory note dated November 14, 2024 (“Note”).  The Note provides for up to $2,500,000 in advances under the Note by Mr. Brehm to Spectral.  The Note must be repaid by the Company, including accrued interest at 4% APR at the end of five years.  As of December 31, 2024, accrued interest on the note was insignificant to the financial statements. The Note balance may be applied to the exercise of Mr. Brehm’s options to acquire common stock in the Company at any time while the Note is outstanding. Subsequently, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances (see Note 7).

Sean Michael Brehm, the Company’s Chairman and a member of the board of directors, is also the sole shareholder of NNN, which the Company has acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024; see Note 4.  In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000. Due to the related party and common control nature of this transaction, the acquisition was accounted for at the carrying value of the acquired net assets of NNN. Assets acquired consisted of approximately $4,955 in cash. The pre-acquisition financial results of NNN were not significant. Due to the cancellation, the initial transaction recorded at par value.

Prior to the close of the acquisition, the Company paid approximately $145,000 to NNN for development services. Subsequently, on November 13, 2024, the transaction was rescinded. The 1,000,000 Series Quantum Preferred Shares that were issued have been assigned to a new Delaware corporation, controlled by Sean Michael Brehm, which was assigned the intellectual property previously owned by NNN.  The new entity was recently established and had no operations. See Note 7 for subsequent event regarding the return of the 1,000,000 Series Quantum Preferred Shares.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

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

On August 29, 2024, the Company issued 1,000,000 shares of Series Quantum Preferred Stock to Sean Michael Brehm in connection with the acquisition of NNN. See Note 3. See Note 7 for subsequent event regarding the return of the 1,000,000 Series Quantum Preferred Shares. Due to the cancellation, the initial transaction recorded at par value.

Private Placements

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000.  The offering commenced on April 22, 2024 and ended on June 3, 2024. The $150,000 was used for operating capital. As of the date of this filing, the Company has received $150,041 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of December 31, 2024, total proceeds of $1,010,000 had been received from this offering. In addition, cash contributed through NNN was $4,955. As further discussed in Note 3, this offering was consummated with a related party in connection with the acquisition of NNN.

Settlement of Advances

During the year ended December 31, 2024, the Company issued 3,563,043 shares of common stock in satisfaction of $81,950 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $347,040 resulting in an extinguishment of debt of $265,090.

During the year ended December 31, 2023, a shareholder of the Company satisfied various liabilities totaling $75,000 which were recorded as contributed capital.

See Note 3 for additional share issuances.

Stock for Services

On April 26, 2024, we entered into a consulting contract with Scandere OU (Estonia) (“Scandere”). Scandere has the same management and has been contracted on behalf of Sky Data PPL and has experience in the telecommunications industry. Scandere will provide us with management services, CDR processing, fraud management, reporting and analytics and credit and finance management to facilitate our entry into the data center market. The contract shall remain in force until the completion of the services or the earlier termination of the agreement. As payment for its services, Scandere receives 2,000,000 restricted shares of the Company’s common stock, valued at $194,800 based upon the closing price of the Company’s common stock on the date of the agreement.

Asset Acquisitions

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Quantomo OU., an Estonian corporation (“Quantomo”), whereby the Company agreed to acquire from Quantomo 100% of the Quantomo’s outstanding shares in exchange for 2,000,000 shares of the Company’s common stock and a one-time cash payment of $135,000 or (120,000 Euros) which was paid and expensed in 2024. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of the certain closing conditions as defined within the agreement. Subsequent to December 31, 2024, the agreement was rescinded without an impact on the year ended December 31, 2024.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement. Subsequent to December 31, 2024, the agreement was rescinded without an impact on the year ended December 31, 2024.

Spectral entered into an Agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors. Subsequent to December 31, 2024, the agreement was rescinded without an impact on the year ended December 31, 2024.

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. During the year ended December 31, 2024, the Company issued options to purchase 6,810,000 shares of common stock at prices ranging from $0.43 to $0.61 per share. The Company used the following variables to determine the fair value of the options: Closing stock prices ranging from $0.50 - $0.72; expected lives ranging from 6.0 to 7.0 years; volatility of 203.49%; risk free rate of 3.5% and no dividend yield. The total grant date fair value was $3,345,600 with $1,165,151 being expensed to selling, general and administrative during the year ended December 31, 2024, respectively. As of December 31, 2024, the remaining value of approximately $2.4 million is expected to be expensed over 3.45 years.

The following is a summary of stock option activity for the nine months ended December 31, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2023	-	$-	-
Issued	6,810,000	0.43	10.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2024	6,810,000	$0.43	9.45
Vested, December 31, 2024	1,695,000	$0.43	9.45

Subsequent to December 31, 2024, various board members resigned resulting the forfeiture of approximately 3.6 million options.

NOTE 5 – INCOME TAXES

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $16,600,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The difference between the Company’s tax rate and the statutory rate is due to a full valuation allowance.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2024	2023
Federal income tax benefit attributable to:
Current operations	$386,358	$45,250
Less: valuation allowance	(386,358)	(45,250)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2024	2023
Deferred tax asset attributable to:
Net operating loss carryforward	$5,353,538	$4,967,180
Less: valuation allowance	(5,353,538)	(4,967,180)
Net deferred tax asset	$-	$-

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases virtual office space on a month-to-month basis in Seattle, Washington and office space in Lugano, Switzerland on a six-month basis.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results. There was a claim made by a third party entity regarding Mr. Brehm and Node Nexus Network. The Company believes there is no basis for this claim and that the Company has no legal exposure on this claim and has been provided with an indemnity by Mr. Brehm for the same.

The Company previously owed Rubenstein Public Relations $30,000. There was a dispute regarding the proper amount of the invoice and the parties agreed to settle the amount due for $24,000 and signed a settlement agreement to that effect. The amount was paid in full in June 2025.

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2024, we incurred research and development expenses of $745,024 related to the development of our current software products.  This expense consists of expenses related to our technology acquisitions, primarily the acquisition of the Node Nexus Network technology which were subsequently rescinded.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

In the year ended December 31, 2024, we had 0 customers. And presently have 1 customer whom we are entirely dependent on for our current revenue.  We expect this to change over the next 180 days.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date these consolidated financial statements were issued and has determined that it has the following material subsequent events to disclose in these consolidated financial statements, other than those disclosed above and below.

From the end of fiscal 2024 through June 3, 2025, Spectral Capital Corporation (“Spectral” or the “Company”) completed several significant corporate actions. These events are summarized below:

Investment in White Label Loyalty (May 2025): In May 2025, the Company entered into a definitive agreement to invest $15,000,000 in White Label Loyalty, a UK-based SaaS provider of enterprise-grade loyalty and customer engagement platforms. The investment was structured as a primary equity infusion to support White Label Loyalty’s product development and international expansion. The transaction exemplifies Spectral’s strategy of acquiring or investing in scalable software businesses that can be enhanced through integration with the Company’s proprietary intellectual property and platform technologies. This investment was financed in part through the Company’s existing equity resources.

Restated Share Transfer Agreement (May 30, 2025): On May 30, 2025, the Company executed a Restated Share Transfer Agreement with Intrepid View Partners, LP, under which Spectral acquired 169,889 common shares of a global autonomous vehicle company for an aggregate purchase price of $16,988,900, paid via the issuance of 1,698,890 restricted shares of Spectral’s common stock.

Rescission of Transactions with Sean Brehm and Affiliates: The Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations involving Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit. Under the agreement, Spectral retains ownership of 104 patent filings developed during the course of the collaboration. Brehm and his affiliates will pursue independent commercial development of the foregoing technologies in a separate private vehicle. All shares previously issued to Brehm and his affiliates have been returned and cancelled except for the private placement shares of 5,050,000 purchased by Brehm which were fully paid for. As of December 31, 2024, these entities did not have any assets or liability as to be reflected as discontinued operations. Additionally, the Company intends to continue the development of its intellectual property and software development on its own and does not require any resources, assets or inputs from any of the above entities or individuals to continue the development of its technologies.

Board of Directors Changes: Effective May 30, 2025, five members of the Board of Directors—Sean Brehm, Sam Lee, Aby Alexander, Chad Lemming, and Paul Breitenbach—resigned. On the same date, the Board appointed Michael Turner and Jeffrey Chong as new directors. These changes are part of the Company’s broader governance overhaul in preparation for a potential Nasdaq uplisting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Jenifer Osterwalder, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024 and 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2024 and 2023.

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

We may not be able to fully remediate the identified material weakness until the steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We cannot assure you that we will be able to fully remediate the material weakness in 2025. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our board of directors was elected and will serve until their successor is duly elected and qualified or until their earlier resignation. The following table sets forth our directors and executive officers and their ages as of the year ended December 31, 2024:

Name	Age	Position
Jenifer Osterwalder	60	Chief Executive Officer, President, Chief Financial and Accounting Officer and Director
Sean Michael Brehm	58	Chairman of the Board, Director
Moshik Cohen	50	Chief Technology Officer
Aaron Christensen	50	Chief Revenue Officer
Aby Alexander	59	Director
Paul Breitenbach	54	Director
Samson Lee	54	Director
Chad McLeaming	49	Director

Jenifer Osterwalder - Chief Executive Officer, President, Chief Accounting and Financial Officer and Director

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

Sean Michael Brehm – Chairman of the Board, Director

Sean Michael Brehm’s career encompasses Chairman and CEO of Crowd Point Technologies and the Chairman of Node Nexus Network and previous roles as the Founder and CEO of Cyber Security, and Big Data Analytic and AI. In these roles he has worked with the U.S. Department of Defense and other commercial customers developing and enhancing cyber security measures and AI and big data platforms.

Moshik Cohen, PhD – Chief Technology Officer

Dr. Cohen is a technology and business leader, specializing in applied research, deep technology and business strategy. Experienced in Automotive RADAR, Antennas and Phased Arrays, Semiconductor, RFCMOS, Algorithms, Hardware, Nano Photonics and Artificial Intelligence. He has vast experience in building best-in-class multidisciplinary teams and developing HW & SW products, from inception to deployment. Strong scientific background with numerous high-impact publications, including 10 papers in Nature & Science Journals.

Aaron Christensen – Chief Revenue Officer

Skilled in Intelligence Analysis, Operations Management, Government, Operational Planning, and Team Building. Strong business development professional.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-K for the year ended December 31, 2024, we have no standing committees, however, we intend to appoint an audit, a compensation and a nominating committee of our board of directors in the coming months.

As of the date of this annual report on Form 10-K for the year ended December 31, 2024, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer Osterwalder	2024	$144,000	-	-	-	-	-	-	$144,000
President and Chief Executive Officer	2023	$144,000	-	-	-	-	-	-	$144,000
Stephen Spalding,	2023	-	-	-	-	-	-	-	-
Interim Chief Financial and Accounting Officer and Director (former)	2023	-	-	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement; however, we pay Ms. Osterwalder $12,000 a month beginning January 1, 2020 for services rendered. As of December 31, 2024 and 2023, amounts due to the CEO related to accrued salaries were $432,000 and $288,000 respectively.

As of the date of this annual report on Form 10-K for the year ended December 31, 2024, we have no other employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT YEAR END

There were no outstanding option equity awards at our year end.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our board of directors shall, from time to time, determine. The following table sets forth the compensation of our directors for the year ended December 31, 2024 and for December 31, 2023

DIRECTOR COMPENSATION

As of December 31, 2024

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Jenifer Osterwalder			3,000,000
Stephen Spalding			3,000,000
Aby Alexander*			30,000
Paul Breitenbach			30,000
Samson Lee*			30,000
Chad McLeaming			75,000

* These options were promised by the Company but have not yet been approved by the board of directors and no option agreements have been entered into between the directors and the Company. As the directors resigned before the board issued these options, these options will not be issued by the Company. These directors didn’t serve in 2023. There was no compensation paid to the Directors during the year 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2024:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 23, 2025. The information in these tables provides ownership information for:

each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors and executive officers; and all of our directors and executive officers as a group.

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

Name	Amount and Nature of Ownership	Percent of Class

Jenifer Osterwalder	3,069,371	4.53%
Sean Michael Brehm	2,114,531	3.12%
Decus Pro OU	26,232,186	38.75%
Chad McLeaming	142,376	0.21%
Sky Data PLL	3,563,043	5.26%

All officers, directors, and 5% or greater shareholders as a group	35,121,507	51.88%

*Includes options to purchase 3,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Jenifer Osterwalder, President, Director and Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. The total amounts expended in the Company’s consolidated financial statements in connection with Ms. Osterwalder’s services was $144,000 for each of the years ended December 31, 2023 and 2022. As of December 31, 2024 and 2023, amounts due to the CEO related to accrued salaries were $432,000 and $288,000 respectively.

Related Party Transactions (Cont’d)

Spectral Capital Corporation engages in transactions with certain related parties, including directors, officers, significant shareholders, and affiliates. The Company’s policy is that any related party transaction must be reviewed and approved by disinterested members of the Board of Directors to ensure fairness and compliance with corporate governance best practices. Below are the related party transactions that occurred during the fiscal year ended December 31, 2024.

1. Acquisition of Node Nexus Network Co. LLC

•Transaction Date: August 29, 2024

•Related Party: Sean Michael Brehm, Chairman of the Board

•Transaction Description:

oOn August 29, 2024, Spectral completed the acquisition of 100% of Node Nexus Network Co. LLC (“Node Nexus”) from Sean Michael Brehm, the sole owner of Node Nexus and now Spectral’s Chairman.

oSpectral issued 1,000,000 shares of Series Quantum Preferred Stock in exchange for all of the outstanding membership interests of Node Nexus. Each preferred share is convertible into 40 common shares after a 12-month holding period, subject to the availability of authorized shares.

oConcurrently, Mr. Brehm invested $1,010,000 in Spectral through a private placement, purchasing 5,050,000 common shares at $0.20 per share.

oAs a result of this transaction, Mr. Brehm became Spectral’s controlling shareholder and now holds a substantial voting interest in the Company.

•Conflict Mitigation:

oGiven that Mr. Brehm was both the seller and a newly appointed director, the transaction was reviewed and approved by Spectral’s independent directors to ensure that the terms were fair and in the best interest of the Company and its shareholders.

oThe Share Exchange Agreement and related documents were filed with the SEC and disclosed in the Company’s Form 8-K filed on August 30, 2024.

2. Licensing Agreement with Crwdunit, Inc.

•Transaction Date: June 23, 2024

•Related Party: Crwdunit, Inc., controlled by Sean Michael Brehm

•Transaction Description:

oIn connection with the acquisition of Node Nexus, Spectral entered into a Licensing Agreement with Crwdunit, Inc. to license the Distributed Quantum Ledger Database (DQLDB) technology that powers the Vogon Cloud.

oCrwdunit, Inc. is a Delaware corporation controlled by Mr. Brehm, who was appointed as Spectral’s Chairman in June 2024.

oThis technology is critical to Spectral’s business, as it underpins its quantum-secured cloud infrastructure and decentralized computing model.

•Potential Conflict and Oversight:

oThe licensing arrangement was structured on arms-length terms and reviewed by independent directors to ensure fairness.

oAs part of the transaction, Spectral also secured an option to acquire 100% of Crwdunit, Inc. for $10 million in cash or stock at a future date.

oIf Spectral does not exercise this option, the Company will remain reliant on Crwdunit’s technology under the terms of the licensing agreement.

3. Stock Issuance to CEO for Expense Reimbursement

•Transaction Date: April 22, 2024

•Related Party: Jenifer Osterwalder, Chief Executive Officer

•Transaction Description:

oOn April 22, 2024, Spectral issued 68,311 restricted common shares to CEO Jenifer Osterwalder in exchange for $6,148 in reimbursable business expenses she had personally funded.

oThe shares were valued at approximately $0.09 per share, based on the closing price of the Company’s stock at the time of issuance.

•Purpose and Justification:

oThis issuance was approved by the Board of Directors as a reimbursement mechanism due to Spectral’s limited cash resources at the time.

oNo interest or additional compensation was granted in connection with this transaction.

4. Director and Officer Stock Option Grants

•Transaction Date: June 12, 2024

•Related Parties:

oSean Michael Brehm (Chairman) – 3,000,000 options

oJenifer Osterwalder (CEO) – 3,000,000 options

oIndependent Directors – Smaller option grants

•Transaction Description:

oOn June 12, 2024, Spectral granted stock options to directors and executive officers as part of its equity incentive program.

oThe options have an exercise price based on the then-current 409(a) valuation, with vesting schedules aligned to long-term service and performance.

•Board Approval & Fairness Considerations:

oThe grants were reviewed and approved by the Board to ensure that they aligned with market standards for executive and director compensation.

oThe options provide an equity-based incentive for leadership to focus on increasing shareholder value.

5. Debt Settlement with Sky Data PLL OU

•Transaction Date: April 2024

•Related Party: Sky Data PLL OU, a significant shareholder

•Transaction Description:

oIn April 2024, Spectral settled a $81,950 liability owed to Sky Data PLL OU by issuing 3,563,043 shares of common stock.

oThe shares were valued at approximately $0.09 per share, based on the fair market value at the time.

•Purpose and Justification:

oThis transaction allowed Spectral to eliminate debt without using cash resources, supporting its financial stability.

oSky Data was a major creditor and investor in Spectral’s previous telecommunications operations.

•Potential Conflict and Oversight:

oWhile Sky Data is a significant shareholder, it does not have board representation or executive control over Spectral.

oThe transaction was approved by independent directors and was structured to be mutually beneficial.

Director Independence

As a smaller reporting company, Spectral is not required to comply with the stricter corporate governance requirements applicable to large publicly traded firms. However, the Board of Directors recognizes the importance of independent oversight in reviewing transactions and strategic decisions.

Currently, the Company’s Board consists of five directors, three of whom are considered independent under SEC guidelines. These independent directors have no material relationships with the Company outside of their board service and stock ownership. The Board intends to continue strengthening its governance practices and may expand its independent oversight in the future.

Policy on Related Party Transactions

Spectral has adopted a formal policy requiring that any transaction involving an officer, director, or significant shareholder be reviewed and approved by the disinterested members of the Board. This policy is intended to ensure:

•Fairness in business dealings

•Alignment with shareholder interests

•Compliance with regulatory and corporate governance standards

From time to time, due to the limited cash flow available, Ms. Osterwalder pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2024 and 2023, Ms. Osterwalder was due $0 and $6,150 in connection with these advances, respectively.

Independent Directors

The Board of Directors has determined that a director is an independent director under standards established by the Securities and Exchange Commission. The following Directors are considered independent directors: Aby Alexander, Paul Breitenbach, Samson Lee and Chad McLeaming.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2024	2023
Audit fees	$36,500	$36,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$36,500	$36,500

ITEM 15. EXHIBITS

No.	Description of Exhibit

3.1	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3.2	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3.3	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

3.4	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated November 22, 2022 filed with the secretary of state of Nevada and effective on December 2, 2022.

10.1	Telecommunications services agreement with Sky Data PLL OU (Estonia) dated January 3, 2022.

10.2	Reciprocal Carrier Services Agreement entered into between EZ Mobile, LLC and Spectral Capital Corp. dated February 15, 2022.

21.1*	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2025	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Jenifer Osterwalder
Jenifer Osterwalder
Chief Financial and Accounting Officer