Form 10-Q
period 2025-03-31
SPECTRAL CAPITAL Corp
filed 2025-07-07
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-50274

Spectral Capital Corporation

(Exact name of Registrant as specified in its charter)

Nevada	51-0520296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Fifth Ave, Suite 4200 Seattle, WA	98104
(Address of principal executive offices)	(Zip/Postal Code)

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

⌧ Yes  ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐  No ⌧

As of July 7, 2025, we have 67,699,516 shares of Common Stock outstanding and no shares of Preferred Stock outstanding, par value $0.0001 per share.

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

Item 1: Financial Statements

Our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and cash equivalents	$21,631	$107,475
Prepaid expenses	-	6,500
Current assets	21,631	113,975

Total assets	$21,631	$113,975

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$499,327	$482,462
Related party advances and accruals	685,700	550,700
Current liabilities	1,185,026	1,033,161

Total liabilities	1,185,026	1,033,161

Commitments and contingencies

Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Series Quantum Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	100	100
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 67,699,302 shares issued and outstanding as of March 31, 2025 and December 31, 2024	6,770	6,770
Additional paid-in capital	34,045,045	33,629,226
Accumulated deficit	(34,993,424)	(34,333,396)
Total stockholders' deficit	(941,509)	(697,300)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit - Spectral Capital Corp.	(1,163,395)	(919,186)
Total liabilities and stockholders' deficit	$21,631	$113,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Unaudited)
Revenues	$-	$-

Costs of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	624,028	28,864
Wages and benefits	36,000	36,000
Research and development	-	-
Total operating expenses	660,028	64,864
Net loss before non-controlling interest	(660,028)	(64,864)

Loss attributable to non-controlling interest	-	-

Net loss attributable to Spectral Capital Corporation	$(660,028)	$(64,864)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted average shares - basic and diluted	67,699,302	42,017,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Three Months Ended March 31, 2025

	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2024	1,000,000	$100	67,699,302	$6,770	$33,629,226	$(221,886)	$(34,333,396)	$(919,186)

Stock-based compensation	-	-	-	-	415,819	-	-	415,819
Net loss	-	-	-	-	-	-	(660,028)	(660,028)

March 31, 2025	1,000,000	$100	67,699,302	$6,770	$34,045,045	$(221,886)	$(34,993,424)	$(1,163,395)

Three Months Ended March 31, 2024

	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2023	-	$-	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,296,599)	$(332,479)

Net loss	-	-	-	-	-	-	(64,864)	(64,864)

March 31, 2024	-	$-	42,017,948	$4,202	$29,181,804	$(221,886)	$(29,361,463)	$(397,343)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(660,028)	$(64,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	415,819	-
Changes in operating assets and liabilities:
Prepaids and other assets	6,500	-
Due to related parties - accrued salary	36,000	36,000
Accounts payable and accrued expenses	(19,135)	684
Net cash used in operating activities	(220,844)	(28,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term advances	135,000	29,000
Net cash provided by financing activities	135,000	29,000

Effect of exchange rate changes on cash	-	-

Change in cash and cash equivalents	(85,844)	820
Cash and cash equivalents, beginning of period	107,475	240
Cash and cash equivalents, end of period	$21,631	$1,060

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company’s legacy as a technology incubator included several historical acquisitions, such as Noot Holdings and Monitr Holdings. In 2024, Spectral entered a new strategic phase through a series of acquisitions and platform developments in quantum and decentralized computing. However, in 2025, the Company formally rescinded certain transactions involving former Chairman Sean Michael Brehm and related entities. These rescissions preserved Spectral’s independently developed intellectual property, clarified ownership of over 100 provisional patents, and returned in excess of $100 million in share-based consideration to shareholders—thereby restoring strategic focus and corporate governance alignment.

Spectral’s current operations are focused on licensing its IP, developing quantum- and AI-enhanced software products, and executing acquisitions where its technologies can drive transformative growth. The Company has not yet generated revenues and reported net losses for the three months ended March 31, 2025 and 2024. Management is actively pursuing strategic partnerships and financing opportunities to support operational expansion and long-term commercialization efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of March 31, 2025, the Company has cash on hand of $21,631 and negative working capital of $1,163,395. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date management has funded its operations through selling equity securities and advances from related parties. The ability of the Company to continue as a going concern is dependent on the Company generating cash from its recently established operations, the sale of its common stock and/or obtaining debt financing and attaining future profitable operations, however, there can be no assurance the Company will be successful in these efforts. As of the date of these unaudited condensed consolidated financial statements the Company does not have any firm commitments for capital. Without the required capital, the Company has had to reduce its development expenditures which will delay the completion of products which are expected to generate future revenues.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 is not indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc., its wholly-owned subsidiary from the date of acquisition (August 29, 2024), and its 60% owned subsidiaries, Noot Holdings, Inc. from its date of incorporation of February 28, 2013, and Monitr Holdings, Inc. from its date of incorporation of December 1, 2013. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 1 and Note 3 for discussion of the acquisition and then rescindment of the NNN acquisition.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2025 and December 31, 2024, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation –Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

MARCH 31, 2025

(UNAUDITED)

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  The Company is not currently deriving revenue from its QAAS, Monitr, Noot or data center offerings but anticipates that this will change within the next 90-120 days. No revenues were generated during the three months ended March 31, 2025 and 2024.

Basic Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three months ended March 31, 2025, the Company had options to purchase 6,810,000 shares of common stock for which the effects were anti-dilutive. During the three months ended March 31, 2024, the Company did not have any dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the three months ended March 31, 2025. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2025:

Non-Controlling Interests
Balance at December 31, 2024	$ (221,886)

Net loss attributable to non-controlling interest	-
Balance at March 31, 2025	$ (221,886)

Balance at December 31, 2023	$ (221,886)

Net loss attributable to non-controlling interest	-
Balance at March 31, 2024	$ (221,886)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $36,000 and $36,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, amounts due to the CEO related to accrued salaries were $468,000 and $432,000 respectively.

We received on February 7, 2025 $30,000 and on February 10, 2025 $30,000 for a total of $60,000 as a loan bearing 10% per annum interest repayable on demand from B Holdings OU which is associated with the beneficiary owner of DecusPro, Boriss Aleksandrov, a shareholder of the Company.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of March 31, 2025 and December 31, 2024, the Company's CEO was due $0 and $6,150 in connection with these advances, respectively.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

During the three months ended March 31, 2025 and 2024, the Company received $75,000 in total demand advances from the Chairman of the Board of Directors, Sean Michael Brehm. These advances are documented under a promissory note dated November 14, 2024 (“Note”). The Note provides for up to $2,500,000 in advances under the Note by Mr. Brehm to Spectral. The Note must be repaid by the Company, including accrued interest at 4% APR at the end of five years. As of March 31, 2025 and December 31, 2024, amounts due under the note totaled $625,700 and $550,700, respectively. Accrued interest on the note was insignificant to the financial statements as of March 31, 2025. The Note balance may be applied to the exercise of Mr. Brehm’s options to acquire common stock in the Company at any time while the Note is outstanding. Subsequently, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances (see Note 6).

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

Prior to the close of the acquisition, the Company paid approximately $145,000 to NNN for development services. Subsequently, on November 13, 2024, the transaction was rescinded. The 1,000,000 Series Quantum Preferred Shares that were issued have been assigned to a new Delaware corporation, controlled by Sean Michael Brehm, which was assigned the intellectual property previously owned by NNN. The new entity was recently established and had no operations. See Note 6 for subsequent event regarding the return of the 1,000,000 Series Quantum Preferred Shares.

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

On August 29, 2024, the Company issued 1,000,000 shares of Series Quantum Preferred Stock to Sean Michael Brehm in connection with the acquisition of NNN. See Note 3. See Note 6 for subsequent event regarding the return of the 1,000,000 Series Quantum Preferred Shares. Due to the cancellation, the initial transaction recorded at par value.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

During the three months ended March 31, 2025 and 2024, $415,819 and $0 was expensed to selling, general and administrative, respectively. As of March 31, 2025, total unrecognized compensation expense from stock options was approximately $1.9 million and is expected to be expensed over 3.1 years. Subsequent to March 31, 2025, five members of the Board of Directors resigned which resulted in the forfeiture of 3,635,000 options and approximately $1 million in total unrecognized compensation expense.

The following is a summary of stock option activity for the three months ended March 31, 2025:

Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2024	6,810,000	$ 0.43	9.45
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2025	6,810,000	$ 0.43	9.21
Vested, March 31, 2025	2,542,000	$ 0.43	9.21

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

Asset Acquisitions

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Quantomo OU., an Estonian corporation (“Quantomo”), whereby the Company agreed to acquire from Quantomo 100% of the Quantomo’s outstanding shares in exchange for 2,000,000 shares of the Company’s common stock and a one-time cash payment of $135,000 or (120,000 Euros) which was paid and expensed in 2024. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of the certain closing conditions as defined within the agreement. Subsequent, the agreement was rescinded without an accounting impact on any period.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement. Subsequent, the agreement was rescinded without an accounting impact on the any period.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Spectral entered into an Agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors. Subsequent, the agreement was rescinded without an accounting impact on the any period.

Subsequently, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed below.

From the end of March 31, 2025 through July 7, 2025, Spectral Capital Corporation (“Spectral” or the “Company”) completed several significant corporate actions. These events are summarized below:

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

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on June 24, 2025 and all subsequent filings.

OVERVIEW

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

Key Developments in Q1 2025

Over the past quarter, Spectral has continued to execute on a series of strategic initiatives and acquisitions to build out its quantum technology platform and expand its market presence:

Patent Portfolio Expansion:

In the quarter ending March 31, 2025 Spectral Capital continued to develop patent applications across a broad range of advanced technologies including artificial intelligence, quantum computing, and autonomous systems. This aggressive expansion of our IP portfolio reflects our commitment to building long-term value through innovation. These patents form the foundation of our technology commercialization strategy and support potential licensing, joint ventures, and future revenue streams. The filings span both U.S. and international jurisdictions and are aligned with high-growth sectors where Spectral is actively engaged in product development and strategic discussions with leading OEMs and institutional partners.  Spectral anticipates filing a total of more than 500 patents in the near term.

Scientific Research and Pipeline Development:

In parallel with our patent filings, Spectral engaged in foundational scientific work that has resulted in a robust pipeline of more than 400 additional patentable innovations. These inventions are currently undergoing internal validation and drafting, with phased filings scheduled to continue through 2025 and 2026. This pipeline reflects breakthroughs in system architectures, signal processing, applied machine learning, and patents related to photonic-qubit integration. The rigor of this foundational work positions Spectral as a technology leader and creates optionality across potential licensing, potential spinouts, and potential joint R&D ventures with academic, corporate, and government stakeholders in North America, Europe, and Asia.

Strategic Consultant Engagements:

During the period ending March 31, 2025, Spectral continued to engage with senior scientific and commercial consultants with proven track records in intellectual property development, deep tech commercialization, and regulatory strategy. These engagements significantly accelerated our internal R\&D velocity and improved the defensibility of our patent claims. The consultants include former senior engineers, IP counsel, and regulatory experts from leading firms in AI, quantum computing, semiconductors, and cybersecurity. Their contributions have strengthened our patent applications, streamlined our innovation capture process, and provided critical insights into global IP protection frameworks and commercialization pathways in both regulated and rapidly evolving markets.

Rescission of Brehm Transactions and Preservation of Core IP

In Q2 2025, Spectral Capital successfully rescinded a series of transactions involving former Chairman Sean Michael Brehm and related entities. These transactions were found to be a suboptimal use of shareholder value. The rescission preserved our core independently developed intellectual property, clarified ownership of more than 100 provisional patents, and returned over $100 million in share-based consideration to Spectral’s shareholders. This decisive action restored investor confidence, strengthened corporate governance, and allowed Spectral to refocus resources on advancing its proprietary technology portfolio and strategic partnerships.

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

Outlook

Spectral Capital completes the period ending March 31, 2025 with a focused strategy to commercialize its growing intellectual property portfolio, scale operational capabilities, and maximize the value of its four-pillar platform. In the near term, the Company is prioritizing integration of technologies acquired in 2024, and accelerating the deployment of software products and licensing arrangements derived from our 104 filed patents and over 400 additional inventions in development. These efforts will support near-term monetization and proof of concept for our broader technology base. Initial pilots of Spectral’s AI- and quantum-enhanced software solutions are expected to generate early customer validation, enabling conversion of IP into recurring revenue.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 and 2024

Operating Expenses

Operating expenses increased $595,164 from $64,864 for the three months ended March 31, 2024 to $660,028 for the three months ended March 31, 2025. During the current period, the increase was primarily due to stock-based compensation of $415,819 as well as increased administrative expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had $21,631 cash on hand. We intend to fund operations through the use of cash on hand, cash flows from operations and through debt and equity financings until sufficient cash flows from operations can be achieved. We believe there is sufficient cash available from such equity financings to meet the companies capital needs as they arise.

Net cash used in operating, activities increased $192,664 from $28,180 in cash used during the three months ended March 31, 2024 to $220,844 in cash used in the three months ended March 31, 2025. This increase was due to an increase in the loss during the current year due to the Company expending a significant amount of capital to improve the corporate structure of the Company and to pursue and exploit new technologies.

Net cash provided by financing activities increased by $106,000 from $29,000 for the three months ended March 31, 2024 to $135,000 for the three months ended March 31, 2025. Net cash provided by financing activities during the three months ended March 31, 2025 related to proceeds from short term advances.

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

We believe that our short-term prospects are promising.  The Company has spent more than a decade actively researching, identifying and testing the types of disruptive technologies that could be enhanced by common management and technological resources and it feels that it has found such technologies in the Quantum Computing field as well as in the applications of Quantum Computing to both the Noot and Monitor portfolio company solutions. We also believe that we will experience significant operational and financial growth as a result of entering the QAAS field, as a result of the enhancements this technology will provide to our two portfolio companies as well as to our emerging technology portfolio and our growing patent portfolio.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 1.01. Entry into a Material Definitive Agreement.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July 7, 2025	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer