Form 10-Q
period 2025-06-30
SPECTRAL CAPITAL Corp
filed 2025-08-13
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  [  ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐  No [X]

As of August 12, 2025, we have 67,974,216 shares of Common Stock outstanding and no shares of Preferred Stock outstanding, par value $0.0001 per share.

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

Item 1: Financial Statements

Our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and cash equivalents	$6,078	$107,475
Prepaid expenses	-	6,500
Current assets	6,078	113,975

Total assets	$6,078	$113,975

Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable and accrued liabilities	$505,327	$482,462
Related party advances and accruals	159,589	550,700
Short Term Loan	10,000	-
Current liabilities	674,916	1,033,161

Total liabilities	674,916	1,033,161

Commitments and contingencies

Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Series Quantum Preferred Stock, par value $0.0001, 2,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	100
Common stock, par value $0.0001, 1,000,000,000 shares authorized, 67,774,002 and 67,699,302 shares issued and outstanding as of June 30, 2025 and December 31, 2024	6,777	6,770
Additional paid-in capital	35,026,308	33,629,226
Accumulated deficit	(35,480,037)	(34,333,396)
Total stockholders' deficit	(446,952)	(697,300)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit - Spectral Capital Corp.	(668,838)	(919,186)
Total liabilities and stockholders' deficit	$6,078	$113,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Revenues	$-	$-	$-	$-

Costs of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	450,613	448,425	1,074,641	477,289
Wages and benefits	36,000	36,000	72,000	72,000
Total operating expenses	486,613	484,425	1,146,641	549,289
Operating loss	(486,613)	(484,425)	(1,146,641)	(549,289)

Other income and (expense):
Extinguishment of debt	-	(265,596)	-	(265,596)
Total other income (expense)	-	-	-	(265,596)

Net loss before non-controlling interest	(486,613)	(750,021)	(1,146,641)	(814,885)

Loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Spectral Capital Corporation	$(486,613)	$(750,021)	$(1,146,641)	$(814,885)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares - basic and diluted	67,717,203	54,684,149	67,708,302	48,351,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Three Months Ended June 30, 2025
	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
March 31, 2025	1,000,000	$100	67,699,302	$ 6,770	$ 34,045,045	$ (221,886)	$ (34,993,424)	$ (1,163,395)

Sale of common stock	-	-	74,700	7	84,963	-	-	84,970
Stock-based compensation	-	-	-	-	220,500	-	-	220,500
Settlement of related party liabilities	(1,000,000)	(100)	-	-	675,800			675,700
Net loss	-	-	-	-	-	-	(486,613)	(486,613)

June 30, 2025	-	$-	67,774,002	$ 6,777	$ 35,026,308	$ (221,886)	$ (35,480,037)	$ (668,838)

Six Months Ended June 30, 2025
	Series Quantum Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
December 31, 2024	1,000,000	$100	67,699,302	$ 6,770	$ 33,629,226	$ (221,886)	$ (34,333,396)	$ (919,186)

Sale of common stock	-	-	74,700	7	84,963	-	-	84,970
Stock-based compensation	-	-	-	-	636,319	-	-	636,319
Settlement of related party liabilities	(1,000,000)	(100)	-	-	675,800			675,700
Net loss	-	-	-	-	-	-	(1,146,641)	(1,146,641)

June 30, 2025	-	$-	67,774,002	$ 6,777	$ 35,026,308	$ (221,886)	$ (35,480,037)	$ (668,838)

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Three Months Ended June 30, 2024
	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
March 31, 2024	42,017,948	$4,202	$ 30,948,057	$ (221,886)	$ (31,127,716)	$ (397,343)

Proceeds from sale of common stock	15,250,000	1,526	198,514	-	-	200,040
Issuance of common stock for liabilities	3,631,354	363	353,328	-	-	353,691
Stock-based compensation	2,000,000	200	333,313	-	-	333,513
Non-controlling interest	-	-	-	-	-	-
Net loss	-	-	-	-	(750,021)	(750,021)

June 30, 2024	62,899,302	$6,291	$ 31,833,212	$ (221,886)	$ (31,877,737)	$ (260,120)

Six Months Ended June 30, 2024
	Common Stock					Total
	Shares	Amount	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Stockholders' Deficit
December 31, 2023	42,017,948	$4,202	$ 30,948,057	$ (221,886)	$ (31,062,852)	$ (332,479)

Proceeds from sale of common stock	15,250,000	1,526	198,514	-	-	200,040
Issuance of common stock for liabilities	3,631,354	363	353,328	-	-	353,691
Stock-based compensation	2,000,000	200	333,313	-	-	333,513
Non-controlling interest	-	-	-	-	-	-
Net loss	-	-	-	-	(814,885)	(814,885)

June 30, 2024	62,899,302	$6,291	$ 31,833,212	$ (221,886)	$ (31,877,737)	$ (260,120)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(1,146,641)	$(814,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	636,319	333,513
Extinguishment of debt	-	265,591
Changes in operating assets and liabilities:
Prepaids and other assets	6,500	-
Due to related parties - accrued salary	72,000	72,000
Accounts payable and accrued expenses	(49,135)	688
Net cash used in operating activities	(480,957)	(143,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term advances	294,590	45,500
Proceeds from sale of common and preferred stock	84,970	200,040
Net cash provided by financing activities	379,560	245,540

Effect of exchange rate changes on cash	-	-

Change in cash and cash equivalents	(101,397)	102,447
Cash and cash equivalents, beginning of period	107,475	240
Cash and cash equivalents, end of period	$6,078	$102,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Settlement of related party liabilities	$675,800	$-
Common stock issued to settle liabilities	$-	$88,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Spectral’s current operations are focused on licensing its IP, developing quantum- and AI-enhanced software products, and executing acquisitions where its technologies can drive transformative growth. The Company has not yet generated revenues and reported net losses for the six months ended June 30, 2025 and 2024. Management is actively pursuing strategic partnerships and financing opportunities to support operational expansion and long-term commercialization efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recently discontinued revenue generating activities and has sustained substantial losses since inception. As of June 30, 2025, the Company has cash on hand of $6,078 and negative working capital of $668,838. The Company expects current cash on hand will not be able to fund operations for a period in excess of 12 months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

JUNE 30, 2025

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025 is not indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc., its wholly-owned subsidiary from the date of acquisition (August 29, 2024), and its 60% owned subsidiaries, Noot Holdings, Inc. from its date of incorporation of February 28, 2013, and Monitr Holdings, Inc. from its date of incorporation of December 1, 2013. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 1 and Note 3 for discussion of the acquisition and then rescindment of the NNN acquisition.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

JUNE 30, 2025

(UNAUDITED)

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2025 and December 31, 2024, the Company does not have any assets or liabilities which would be considered Level 2 or 3.

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

JUNE 30, 2025

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

Revenue Recognition

The Company revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers”. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company is not currently deriving revenue from its QAAS, Monitr, Noot or data center offerings but anticipates that this will change within the next 90-120 days. No revenues were generated during the three and six months ended June 30, 2025 and 2024.

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During the three and six months ended June 30, 2025 the Company had options to purchase 3,646,875 shares of common stock for which the effects were anti-dilutive. During the three and six months ended June 30, 2024, the Company did not have any dilutive shares.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the six months ended June 30, 2025. The following table sets forth the changes in non-controlling interest for the six months ended June 30, 2025:

Non-Controlling Interests
Balance at December 31, 2024	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at June 30, 2025	$(221,886)

Balance at December 31, 2023	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at June 30, 2024	$(221,886)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Foreign Currency

The Company's functional currency is the United States Dollar. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the unaudited condensed statements of operations. As a result of these foreign currency transactions in which require payment in a currency other than the United States Dollar, the Company has recorded foreign currency (income) losses within the accompanying condensed consolidated statement of operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $36,000 and $72,000 for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, amounts due to the CEO related to accrued salaries were $504,000 and $432,000 respectively.

On February 5, 2025, the Company entered into a loan agreement with B Holdings OU, which is associated with the beneficiary owner of DecusPro, Boriss Aleksandrov, a shareholder of the Company. During the six months ended June 30, 2025, the Company received a total of $139,590 under this agreement. The loan bears interest at 10% per annum repayable on demand and matures in 12 months.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a  shareholder of the Company, whereby the Company may borrow up to a total principal amount of $500,000. During the six months ended June 30, 2025, the Company received a total of $10,000 under this agreement. The loan bears no interest and matures on December 31, 2025. As of June 30, 2025, the total amount due under this agreement was $10,000.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of June 30, 2025 and December 31, 2024, the Company's CEO was due $0 in connection with these advances. During the six months ended June 30, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $6,651 resulting an extinguishment of debt of $501.

During the six months ended June 30, 2025 and 2024, the Company received $125,000 and $29,000, respectively, in total demand advances from the Chairman of the Board of Directors, Sean Michael Brehm. These advances are documented under a promissory note dated November 14, 2024 (“Note”). The Note provides for up to $2,500,000 in advances under the Note by Mr. Brehm to Spectral. The Note must be repaid by the Company, including accrued interest at 4% APR at the end of five years. The Note balance may be applied to the exercise of Mr. Brehm’s options to acquire common stock in the Company at any time while the Note is outstanding. In June 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances. As a result of the settlement, the total outstanding balance of $675,700 was relieved and recorded to additional paid-in capital. As of June 30, 2025 and December 31, 2024, amounts due under the note totaled $0 and $550,700, respectively. Accrued interest on the note was insignificant to the financial statements as of June 30, 2025.

On June 2, 2025, the Company entered into a promissory note with Michael Turner, a member of the Board of Directors, for a principal amount of $10,000. The note bears interest at 5% per annum, unless repaid in full within 60 days of issuance, in which case no interest is due. The principal and any accrued interest are payable on demand. As of June 30, 2025, the total amount due under this note was $10,000.

Sean Michael Brehm, the Company’s former Chairman and a member of the board of directors, is also the sole shareholder of NNN, which the Company has acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024; see Note 4. In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000. Due to the related party and common control nature of this transaction, the acquisition was accounted for at the carrying value of the acquired net assets of NNN. Assets acquired consisted of approximately $4,955 in cash. The pre-acquisition financial results of NNN were not significant. Due to the cancellation, the initial transaction was recorded at par value.

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

The Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations involving Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit. Under the agreement, Spectral retains ownership of 104 patent filings developed during the course of the collaboration. Brehm and his affiliates will pursue independent commercial development of the foregoing technologies in a separate private vehicle. All shares previously issued to Brehm and his affiliates have been returned and cancelled except for the private placement shares of 5,050,000 purchased by Brehm which were fully paid for. As of June 30, 2025, these entities did not have any assets or liability as to be reflected as discontinued operations. Additionally, the Company intends to continue the development of its intellectual property and software development on its own and does not require any resources, assets or inputs from any of the above entities or individuals to continue the development of its technologies.

Effective May 30, 2025, five members of the Board of Directors—Sean Brehm, Sam Lee, Aby Alexander, Chad Lemming, and Paul Breitenbach—resigned. On the same date, the Board appointed Michael Turner and Jeffrey Chong as new directors. These changes are part of the Company’s broader governance overhaul in preparation for a potential Nasdaq uplisting.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

On August 29, 2024, the Company issued 1,000,000 shares of Series Quantum Preferred Stock to Sean Michael Brehm in connection with the acquisition of NNN. Due to the subsequent cancellation of the acquisition, the initial transaction was recorded at par value. See Note 3.

As of June 30, 2025 and December 31, 2024, the Company had 0 and 1,000,000 shares of Series Quantum Preferred Stock outstanding, respectively.

Restated Share Transfer Agreement

On May 30, 2025, the Company executed a Restated Share Transfer Agreement with Intrepid View Partners, LP, under which Spectral acquired 169,889 common shares of a global autonomous vehicle company (the “WAV Company”) for an aggregate purchase price of $16,988,900, which will be paid via the issuance of 1,698,890 restricted shares of Spectral’s common stock.

The WAV Company shares are subject to a 12-month delivery restriction, and both the WAV Company shares and the Spectral shares issued as consideration are subject to a three-year lock-up period. Delivery is contingent upon satisfaction of certain regulatory and procedural requirements, which may involve delays. The Seller makes no representations regarding the financial condition or value of the WAV Company, and the transaction is structured as an “as-is” investment. Both parties have agreed to customary representations, warranties, and mutual indemnification provisions. As of June 30, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Private Placements

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000. The offering commenced on April 22, 2024 and ended on June 3, 2024. During the six months ended June 30, 2024, the Company has received $150,040 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of June 30, 2024, total proceeds of $50,000 had been received from this offering. Subsequent to June 30, 2024, the Company has received an additional $960,000 in proceeds.

In June 2025, the Company commenced an additional private placement offering for up to 3,333,333 shares of the Company’s common stock at a price of $1.00 per share, or an aggregate of $3,333,333. During the six months ended June 30, 2025, the Company issued 74,700 shares of common stock for total proceeds of $84,970 under this offering. Subsequent to June 30, 2025, the Company issued an additional 200,000 shares of common stock for total proceeds of $200,000.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Settlement of Advances

During the six months ended June 30, 2024, the Company issued 3,563,043 shares of common stock in satisfaction of $81,950 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $347,040 resulting in an extinguishment of debt of $265,090.

On May 25, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements. Pursuant to the agreement, the Company no longer owes Mr. Brehm compensation for outstanding demand advances totaling $675,500. See Note 3 and Note 5 for additional discussion.

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

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, employees, consultants and advisors. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The Plan provides for the issuance of up to 15,000,000 common shares for employees, consultants, directors, and advisors. During the six months ended June 30, 2024, the Company issued options to purchase 6,810,000 shares of common stock at prices ranging from $0.43 to $0.61 per share. The Company used the following variables to determine the fair value of the options: Closing stock prices ranging from $0.50 - $0.72; expected lives ranging from 6.0 to 7.0 years; volatility of 203.49%; risk free rate of 3.5% and no dividend yield. The total grant date fair value was $3,345,600.

During the six months ended June 30, 2025 and 2024, $636,319 and $138,713 was expensed to selling, general and administrative, respectively. As of June 30, 2025, total unrecognized compensation expense from stock options was $808,500 and is expected to be expensed over 1 year. In May 2025, five members of the Board of Directors resigned which resulted in the forfeiture of 3,163,125 options and approximately $930,000 in total unrecognized compensation expense.

The following is a summary of stock option activity for the six months ended June 30, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2024	6,810,000	0.43	9.45
Issued	-	-	-
Exercised	-	-	-
Forfeited/Expired	(3,163,125)	0.43	8.95
Outstanding, June 30, 2025	3,646,875	$0.43	8.95
Vested, June 30, 2025	1,846,875	$0.43	8.95

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Asset Acquisitions

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Quantomo OU., an Estonian corporation (“Quantomo”), whereby the Company agreed to acquire from Quantomo 100% of the Quantomo’s outstanding shares in exchange for 2,000,000 shares of the Company’s common stock and a one-time cash payment of $135,000 or (120,000 Euros) which was paid and expensed in 2024. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of the certain closing conditions as defined within the agreement. As of June 30, 2025, the agreement was rescinded without an accounting impact on any period.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement. As of June 30, 2025, the agreement was rescinded without an accounting impact on the any period.

Spectral entered into an Agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors. As of June 30, 2025 the agreement was rescinded without an accounting impact on the any period.

On May 25, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances.

Investment in White Label Loyalty

In May 2025, the Company entered into a non-binding term sheet to invest $15,000,000 in White Label Loyalty, a UK-based SaaS provider of enterprise-grade loyalty and customer engagement platforms. The investment was structured as a primary equity infusion to support White Label Loyalty’s product development and international expansion.  The Company has elected to let the term sheet expire according to its terms and not to pursue this financing.

Short Term Loans

On April 21, 2025, the Company entered into a short-term loan agreement with a third-party lender for a total principal amount of $10,000. The loan bears no interest and matures on October 21, 2025.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, other than disclosed below.

The Company elected not to pursue an investment in White Label Loyalty, see Note 5 above.

On July 15, 2025 (subsequent to the quarter ended June 30, 2025), the Company entered into a binding agreement to acquire 100% of the equity of 42 Telecom Ltd. ("Forty Two"), a Maltese-based telecommunications infrastructure provider with global operations.  Under the terms of the agreement, Spectral will issue 8,000,000 shares of its common stock to Heritage Ventures Ltd., the sole shareholder of Forty Two. An additional 8,000,000 shares will be placed in escrow to support earnout and valuation protection provisions tied to Forty Two's 2025 performance metrics.  The transaction closed on August  1, 2025.

See Note 4 for subsequent shares issued under a private placement offering.

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

OVERVIEW

Spectral Capital Corporation is a technology company focused on the development, monetization, and integration of proprietary intellectual property (IP) at the convergence of artificial intelligence (AI), hybrid classical computing, and emerging quantum technologies. The Company’s strategic platform is organized around four core pillars:

1. The development of patentable and protectable IP;

2. The monetization of that IP through licensing arrangements and equity-based transactions;

3. The development and deployment of cost-effective software solutions derived from proprietary innovations; and

4. The acquisition and transformation of technology companies through the integration of Spectral’s IP.

Each product or service developed or acquired by Spectral is designed to derive from, reinforce, or scale one or more of these strategic growth pillars.

At the center of Spectral’s operations is its IP licensing business, which enables third-party enterprises to incorporate Spectral-developed technologies into their own products and platforms. These licensing arrangements typically include a mix of upfront cash payments and equity participation, providing both near-term revenues and longer-term upside aligned with the growth of Spectral’s partners. The licensing model is especially attractive to companies operating in sectors such as artificial intelligence, cybersecurity, autonomous systems, logistics, and advanced data analytics, where integration of cutting-edge algorithms and architectures can provide meaningful competitive differentiation.

As of the date of this filing, Spectral has identified 504 patentable innovations in various stages of prosecution and development in a broad array of emerging technology fields, with particular concentration at the intersection of artificial intelligence and quantum computing. These applications span innovations in quantum-enhanced machine learning, secure multiparty computation, hybrid neural architectures, synthetic training data generation, and autonomous system optimization. In connection with the Company's acquisition of 42 Telecom Ltd., Spectral licensed a portfolio of 31 of these patent applications to 42 Ltd., thereby enabling the integration of advanced messaging infrastructure with proprietary Spectral technologies for commercial deployment.

In addition, Spectral is actively commercializing a growing suite of modular, AI-enhanced software products. These tools are designed for rapid deployment and include applications for secure data search, model optimization, pattern recognition, and probabilistic reasoning. These software offerings are particularly well-suited for enterprise customers seeking to improve decision-making, reduce compute overhead, and expand analytical capabilities without incurring major infrastructure costs. In many cases, the Company’s hybrid AI-quantum approaches offer material performance advantages over conventional software.

The Company is also in the R&D phase of developing an intelligent cloud compute environment optimized for high-dimensional AI and quantum-inspired workloads. This platform is being designed to integrate decentralized edge computing with scalable hybrid architectures, with a focus on low latency, high data privacy, and flexible deployment options. Target customers include enterprise and government clients with mission-critical or regulated workloads. The service is intended to support quantum-enhanced simulation, ultra-secure computation, and real-time distributed intelligence.

Spectral also pursues a targeted acquisition strategy focused on underperforming or undercapitalized technology businesses that can be revitalized through integration of Spectral’s IP and computing capabilities. Following acquisition, Spectral deploys its proprietary innovations into the acquired business’s operations, driving improvements in revenue growth, margins, and overall market relevance. This transformation model is designed to generate both operational gains and strategic monetization opportunities through future joint ventures, divestitures, or public offerings.

The Company’s current beta-stage software products include:

NOOT: A collaborative intelligence platform that leverages quantum computing and Spectral’s proprietary Distributed Quantum Ledger Database (DQLDB) to derive secure, cross-disciplinary insights from collective expertise. NOOT is currently in limited beta deployment.

Monitr: A web-based document management and collaboration platform designed for integration with both quantum and traditional infrastructures. Monitr enables individuals, businesses, and investment clubs to store, organize, and share information securely using the DQLDB architecture. Monitr is also in beta testing.

Collectively, Spectral’s integrated approach to IP creation, software development, licensing, and acquisition positions the Company to generate diversified revenue streams while expanding the impact of its technology across multiple sectors.

While the Company believes its business model and proprietary technologies present significant long-term potential, it currently operates with limited financial resources and has not secured reliable capital sources to support ongoing operations. As such, unlike better-capitalized competitors with established revenue streams, operational scale, and customer networks, Spectral’s ability to develop and commercialize its technologies remains subject to continued access to funding and capital markets.

Key Developments in Q2 2025

During the quarter ended June 30, 2025, Spectral Capital Corporation advanced a series of strategic, operational, and research initiatives in furtherance of its goal to build a differentiated technology platform at the intersection of artificial intelligence, quantum computing, and hybrid computational systems. The Company’s activities during the quarter reflect a continued focus on intellectual property development, disciplined capital allocation, and the strengthening of governance and commercialization infrastructure.

Patent Portfolio Expansion

During the quarter, the Company continued to build out its global intellectual property portfolio with new filings across a range of advanced technologies, including artificial intelligence, quantum computing, and autonomous systems. These filings support Spectral’s core commercialization strategy, which is centered on licensing, productization, and strategic joint ventures. The patent applications filed during the quarter span both U.S. and international jurisdictions and are closely aligned with high-growth sectors in which Spectral is actively engaged. As of June 30, 2025, the Company had filed or prepared more than 500 patent applications, with additional filings anticipated in the coming quarters.

Scientific Research and Innovation Pipeline

In addition to its active filings, the Company advanced foundational research that has produced a pipeline of more than 400 additional patentable innovations. These innovations—currently in various stages of internal validation, refinement, and drafting—cover a broad array of novel system architectures, signal processing methods, applied machine learning models, and quantum-photonic integration techniques. The Company expects to continue phased filings of these innovations through 2025 and 2026. This pipeline positions Spectral as a potential long-term partner to corporate, academic, and governmental institutions seeking frontier innovation in complex computational environments.

Strategic Consultant Engagements

During the quarter, Spectral deepened its engagement with several senior scientific and commercial consultants with expertise in intellectual property development, deep tech commercialization, and regulatory strategy. These consultants—who include former engineers, patent counsel, and executives from major firms in AI, semiconductors, and quantum computing—have materially contributed to the Company’s R&D velocity and patent quality. Their input has strengthened Spectral’s claim construction, accelerated the innovation capture process, and provided market insights that enhance the Company's strategic positioning in global IP and commercialization frameworks.

Rescission of Brehm Transactions and Preservation of Core IP

In Q2 2025, the Company successfully completed the rescission of several previously disclosed transactions involving former Chairman Sean Michael Brehm and his affiliated entities. These rescinded transactions—originally structured around purported IP contributions—were determined to be misaligned with Spectral’s long-term strategic and fiduciary priorities. As a result of the rescission, Spectral preserved full rights to its independently developed IP portfolio, clarified title to over 100 provisional patent applications, and canceled approximately $100 million in share-based consideration. This action improved governance posture, eliminated potential sources of dilution, and reaffirmed the integrity of the Company’s intellectual property strategy.

White Label Loyalty Investment – Term Sheet and Decision not to Pursue

In May 2025, the Company entered into a non-binding term sheet to invest up to $15 million in White Label Loyalty (WLL), a UK-based loyalty and behavioral analytics company. The contemplated investment was intended to complement Spectral’s growing interest in consumer-facing AI technologies. Following subsequent diligence and strategic review, Spectral elected not to proceed with the investment. This decision reflects the Company’s commitment to maintaining alignment between capital deployment and core IP leverage, and underscores a disciplined approach to strategic partnerships.

Agreement with Intrepid View Partners

On May 30, 2025, Spectral Capital Corporation entered into a Restated Share Transfer Agreement with Intrepid View Partners, LP, pursuant to which Spectral acquired 169,889 restricted common shares of a leading global autonomous vehicle company (the “WAV Company”) known for its next-generation, AI-driven approach to assisted and automated driving. The total consideration for the transaction was $16,988,900, payable in the form of 1,698,890 restricted shares of Spectral common stock valued at $10.00 per share. The acquired WAV shares are subject to a 12-month holding period and a three-year transfer restriction, mirroring restrictions on the Spectral shares issued in consideration. The transaction reflects Spectral’s continued strategy of leveraging its equity to gain exposure to transformative technologies in adjacent high-growth sectors, and was executed following restatement of a prior agreement to reflect recent corporate developments and updated disclosures. As of June 30, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Platform and Operations

Intellectual Property Development

At the core of Spectral Capital’s business model is the development of a defensible and forward-looking intellectual property portfolio, particularly at the intersection of artificial intelligence, quantum computing, and hybrid classical architectures. During the quarter ended June 30, 2025, Spectral continued its aggressive IP development efforts, filing patent applications across a broad array of emerging technology domains. These filings span U.S. and international jurisdictions and are strategically aligned with enterprise, defense, and advanced infrastructure applications. As of quarter end, Spectral had filed or prepared over 500 patent applications, and anticipates continued momentum in this area throughout 2025 and 2026.

Scientific Research and Innovation Pipeline

In parallel with its formal filings, the Company advanced a growing internal pipeline of over 400 additional patentable innovations, now in various stages of validation, drafting, and scheduling for submission. These inventions cover a range of advanced system architectures, signal optimization methods, photonic-qubit integration techniques, and AI models optimized for quantum-accelerated platforms. This pipeline is the result of sustained internal research and reflects Spectral’s long-term commitment to frontier innovation. The Company views this scientific foundation as a key strategic asset supporting future licensing, spinouts, and co-development with academic, corporate, and governmental partners globally.

IP Monetization and Licensing Strategy

Spectral continues to execute on its IP monetization strategy through the negotiation and structuring of licensing agreements that generate both near-term and long-term value. These agreements often combine equity participation and cash components, enabling Spectral to capture immediate upside and longer-term alignment with its licensees’ success. During the quarter, Spectral licensed a portfolio of 31 patent applications to 42 Telecom Ltd. in connection with the execution of a definitive share exchange agreement. This transaction exemplifies Spectral’s approach to embedding proprietary technologies into operational platforms to enhance revenue and scalability, while preserving core IP ownership.

Software Product Development

Spectral develops proprietary software tools built upon its patented technologies and trade secrets. These applications are designed to be modular, lightweight, and rapidly deployable—offering scalable solutions in areas such as secure data access, pattern recognition, probabilistic inference, and quantum-inspired simulation. The Company’s current beta-stage offerings include NOOT, a collaborative intelligence platform leveraging Spectral’s Distributed Quantum Ledger Database (DQLDB), and Monitr, a secure document management system designed for integration with both quantum and classical infrastructure. These products not only serve as proof points for the market value of Spectral’s IP but are also structured to generate near-term customer validation and recurring revenue.

Strategic Consultant Engagements

During the quarter, Spectral expanded its engagement with senior consultants in the fields of quantum computing, AI architecture, IP law, and regulatory strategy. These experts—many of whom have backgrounds at top-tier technology firms and government institutions—have contributed to accelerating Spectral’s internal R&D velocity, enhancing the defensibility of its claims, and supporting global IP protection efforts. Their input also informs strategic decisions around commercialization pathways, licensing jurisdictions, and potential regulatory implications of Spectral’s core technologies.

Value-Driven Acquisition and Investment Strategy

Spectral pursues a disciplined strategy of acquiring or investing in undercapitalized technology companies where the integration of Spectral’s IP can drive transformative growth. On May 30, 2025, Spectral entered into a Restated Share Transfer Agreement with Intrepid View Partners, LP, through which it acquired 169,889 restricted shares of a global autonomous vehicle company with a next-generation AI-based driving platform. The $16.99 million consideration was satisfied through the issuance of 1,698,890 restricted shares of Spectral stock. The WAV shares are subject to a one-year holding period and a three-year transfer restriction, in line with Spectral’s long-term investment philosophy. The transaction exemplifies Spectral’s approach of leveraging equity capital to gain strategic exposure to disruptive adjacent technologies.

Additionally, the Company entered into a non-binding term sheet in May 2025 for a potential $15 million investment in White Label Loyalty, a UK-based behavioral analytics firm. After completing its due diligence, Spectral elected not to pursue the transaction—demonstrating management’s commitment to disciplined capital deployment and alignment with core technological and strategic priorities.

Integrated Growth Platform

Spectral’s four-pillar platform—comprising IP development, licensing, software productization, and acquisition—forms a tightly integrated and capital-efficient growth model. Each element reinforces the others: IP creation fuels product development and licensing; products validate market applications; and acquisitions provide pathways for embedding Spectral’s technology into operating businesses. The platform is designed to be agile, scalable, and high-leverage—enabling Spectral to expand its footprint without requiring extensive fixed infrastructure or deep operational overhead. As the Company matures from R&D-centric roots into a commercial-stage enterprise, this structure supports repeatable value creation and strategic optionality.

Market Position and Strategy

Spectral Capital is building a differentiated market position at the convergence of artificial intelligence, hybrid classical computing, and quantum-enhanced infrastructure. Unlike companies that focus on narrow-point technologies—such as isolated quantum processor development or large-scale cloud infrastructure—Spectral is constructing a vertically integrated platform anchored in proprietary intellectual property and extensible across industries. This approach combines rigorous scientific research, modular software product development, and value-accretive acquisitions to create a scalable, capital-efficient growth engine.

The Company’s strategy is structured around four mutually reinforcing pillars:

1. The ongoing development of a defensible portfolio of patents and trade secrets;

2. The monetization of that IP through cash and equity-based licensing agreements;

3. The creation of high-utility software products that generate measurable ROI for enterprise users; and

4. The acquisition or investment in companies where Spectral’s technologies can be integrated to unlock margin expansion, growth, and long-term strategic value.

By the end of Q2 2025, Spectral had filed or prepared over 500 patent applications, with a further 400+ inventions in active development. The Company licensed 31 of these patents to 42 Telecom Ltd. in conjunction with a definitive share exchange agreement, demonstrating its ability to embed proprietary technology into operational platforms. Spectral also executed a $16.99 million share-for-share investment in a global autonomous vehicle company via its May 2025 agreement with Intrepid View Partners, providing long-term exposure to the evolution of AI-driven transportation technologies.

At the same time, Spectral made the strategic decision not to proceed with a proposed $15 million investment in White Label Loyalty, a behavioral analytics firm, following due diligence. This decision reflects the Company’s commitment to aligning capital deployment with its core innovation roadmap and technology leverage model.

Spectral operates in a rapidly evolving landscape marked by increased demand for secure, high-performance, and energy-efficient computational capabilities. By focusing on critical domains such as cybersecurity, logistics, simulation, and real-time analytics, Spectral is positioned to meet urgent real-world needs—particularly in sectors requiring high-dimensional or low-latency compute. Through its hybrid AI-quantum architecture and software-first deployment strategy, the Company aims to minimize customer onboarding friction while preserving technological defensibility.

To support this strategy, Spectral has formalized relationships with senior advisors and consultants specializing in quantum systems, IP commercialization, and regulatory frameworks. These experts complement the Company’s internal innovation engine and inform its ongoing technology, licensing, and go-to-market strategies. Spectral’s integrated platform—rooted in invention, monetization, and transformation—positions the Company to lead in the emerging category of AI- and quantum-enabled enterprise infrastructure.

Outlook

Spectral Capital enters the second half of 2025 with a clear strategic mandate: to commercialize its expanding intellectual property portfolio, scale licensing and product operations, and deploy its integrated platform across a growing number of industry verticals. The Company’s immediate priorities include executing new licensing agreements, validating its proprietary software products through pilot deployments, and completing follow-on filings from its internal innovation pipeline of over 400 additional inventions.

Initial licensing success—including the 31-patent portfolio licensed to 42 Telecom Ltd.—demonstrates growing market appetite for Spectral’s core innovations. Beta-stage software solutions, such as NOOT and Monitr, are expected to generate early customer validation and recurring revenue opportunities in the coming quarters. These developments support the transition of Spectral from a research-intensive organization to a revenue-generating platform company with operational momentum.

Spectral’s medium-term outlook is shaped by rising demand for AI- and quantum-enhanced solutions in sectors such as cybersecurity, predictive modeling, and advanced logistics. By offering modular, scalable, and capital-light access to complex computational technologies, Spectral intends to reduce adoption barriers while delivering strategic capabilities to enterprise and government clients. Its IP-first model and hybrid deployment architecture are designed to produce rapid ROI and defensibility across a range of verticals.

Looking ahead, the Company remains committed to disciplined innovation and strategic expansion. Spectral continues to evaluate potential joint ventures, spinouts, co-development partnerships, and other strategic alternatives that support commercialization while maintaining optionality. Management is focused on optimizing shareholder value while balancing bold technological advancement with prudent financial and operational execution.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025 and 2024

Operating Expenses

Operating expenses increased by $2,188, or approximately 0.5%, from $484,425 for the three months ended June 30, 2024, to $486,613 for the three months ended June 30, 2025. The modest increase primarily reflects targeted investments in strategic consulting, technology validation, and professional services to support intellectual property development, licensing execution, and corporate governance enhancements. While stock-based compensation remained a meaningful component of expenses, the Company also incurred incremental legal and advisory costs related to the rescission of prior transactions and the execution of new strategic agreements.

Comparison of the Six Months Ended June 30, 2025 and 2024

Operating Expenses

Operating expenses increased by $597,352, or approximately 108.8%, from $549,289 for the six months ended June 30, 2024, to $1,146,641 for the three months ended June 30, 2025. The modest increase primarily reflects targeted investments in strategic consulting, technology validation, and professional services to support intellectual property development, licensing execution, and corporate governance enhancements. While stock-based compensation remained a meaningful component of expenses, the Company also incurred incremental legal and advisory costs related to the rescission of prior transactions and the execution of new strategic agreements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, the Company had cash on hand of $6,078, a decrease from the December 31, 2024 balance of $107,475. Spectral continues to fund its operations through a combination of cash on hand, opportunistic short-term financings, and equity-based transactions. While the Company believes it will be able to secure sufficient external funding to support near-term operations, there can be no assurance that such capital will be available on favorable terms or at all.

Operating Activities

Net cash used in operating activities increased by $337,863 to $480,956 for the six months ended June 30, 2025, compared to $143,093 for the six months ended June 30, 2024. The increased cash usage reflects the Company’s expanded investment in patent development, professional fees related to corporate restructuring, and increased product development activity in its beta-stage software offerings.

Financing Activities

Net cash provided by financing activities increased by $134,019 to $379,559 for the six months ended June 30, 2025, compared to $245,540 for the six months ended June 30, 2024. This funding was primarily attributable to short-term advances from investors and insiders in support of R&D and general working capital needs.

Capital Requirements and Outlook

The Company does not currently have sufficient financial resources to meet its working capital and investment needs over the next twelve months without additional financing. Management is actively pursuing various sources of equity and strategic capital to address this shortfall and advance the commercialization of its intellectual property portfolio. However, there are no assurances that additional capital will be secured in a timely manner or on acceptable terms. If adequate funding is not obtained, the Company may need to scale back operations, delay investment initiatives, or divest one or more of its assets.

Despite current liquidity constraints, management believes that Spectral’s short-term prospects remain promising. The Company has made significant progress in developing and protecting a robust portfolio of over 500 patent filings and more than 400 additional innovations in active development. Strategic execution during the quarter—including the successful licensing of 31 patents to 42 Telecom Ltd., the acquisition of a $16.99 million equity stake in a leading autonomous vehicle company, and the decision to withdraw from a proposed investment in White Label Loyalty—demonstrates a disciplined capital allocation approach aligned with long-term value creation.

Management believes Spectral is well-positioned to generate operational and financial growth as it expands its licensing activities, advances its beta-stage software solutions (NOOT and Monitr), and explores broader applications of its quantum and AI technologies in enterprise infrastructure and defense markets.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 1.01. Entry into a Material Definitive Agreement.

Investment in White Label Loyalty (May 2025): In May 2025, the Company entered into a non-binding term sheet to invest $15,000,000 in White Label Loyalty, a UK-based SaaS provider of enterprise-grade loyalty and customer engagement platforms. The investment was structured as a primary equity infusion to support White Label Loyalty’s product development and international expansion. The transaction exemplifies Spectral’s strategy of acquiring or investing in scalable software businesses that can be enhanced through integration with the Company’s proprietary intellectual property and platform technologies. This investment was financed in part through the Company’s existing equity resources. The company let the agreement expire in accordance with its terms and has elected not to pursue the transaction.

Restated Share Transfer Agreement (May 30, 2025): On May 30, 2025, the Company executed a Restated Share Transfer Agreement with Intrepid View Partners, LP, under which Spectral acquired 169,889 common shares of a global autonomous vehicle company for an aggregate purchase price of $16,988,900, paid via the issuance of 1,698,890 restricted shares of Spectral’s common stock. As of June 30, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Rescission of Transactions with Sean Brehm and Affiliates: The Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations involving Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit. Under the agreement, Spectral retains ownership of 104 patent filings developed during the course of the collaboration. Brehm and his affiliates will pursue independent commercial development of the foregoing technologies in a separate private vehicle. All shares previously issued to Brehm and his affiliates have been returned and cancelled except for the private placement shares of 5,050,000 purchased by Brehm which were fully paid for. As of June 30, 2025, these entities did not have any assets or liability as to be reflected as discontinued operations. Additionally, the Company intends to continue the development of its intellectual property and software development on its own and does not require any resources, assets or inputs from any of the above entities or individuals to continue the development of its technologies.

During the period ended June 30, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances.

Forty Two Telecom Acquisition: On July 15, 2025, Spectral Capital Corporation ("Spectral") entered into a Definitive Share Exchange Agreement with 42 Telecom Ltd., a company organized under the laws of Malta and its subsidiaries, and the shareholders of 42 Telecom Ltd. Under the terms of the agreement, Spectral agreed to acquire 100% of the issued and outstanding equity interests of 42 Telecom Ltd. in exchange for an aggregate of 16,000,000 shares of Spectral’s common stock, consisting of:

8,000,000 shares issued at closing, and 8,000,000 shares placed in escrow, subject to release based on the achievement of certain performance-based earnout milestones during calendar years 2025 and 2026.

In connection with the execution of the Share Exchange Agreement, Spectral and 42 Telecom Ltd. also entered into a Technology License Agreement, under which Spectral granted 42 Telecom a non-exclusive license to a portfolio of 31 patent applications owned or controlled by Spectral. These patent applications include innovations in secure messaging, AI-assisted fraud detection, quantum-classical communication protocols, and distributed communications infrastructure.

The licensing arrangement is designed to enable 42 Telecom to incorporate Spectral’s proprietary IP into its enterprise messaging platform and product offerings. The agreement reflects Spectral’s strategy of embedding its intellectual property into operating businesses with established revenue, infrastructure, and commercial reach.

The foregoing descriptions of the Share Exchange Agreement and the Technology License Agreement are summaries only and are qualified in their entirety by reference to the full agreements, are filed as exhibits attached hereto.

Item 2.01. Completion of Acquisition or Disposition of Assets.

On August 1, 2025 Spectral Capital Corporation completed the acquisition of 42 Telecom Ltd. pursuant to the Share Exchange Agreement dated July 15, 2025. As consideration for the acquisition, Spectral is obligated to issue 8,000,000 shares of its common stock at closing and agreed to issue an additional 8,000,000 shares, which will be held in escrow and subject to performance-based earnout conditions.  Spectral is awaiting instructions from 42 as to how the 8,000,000 shares are distributed to the 42 Telecom shareholders and will then immediately issue the shares. The transaction was consummated following the satisfaction of customary closing conditions, including board and shareholder approvals.

As a result of the acquisition, 42 Telecom Ltd. became a wholly owned subsidiary of Spectral Capital Corporation. The Company expects that the integration of 42 Telecom’s high-volume messaging platform and global infrastructure with Spectral’s proprietary intellectual property will significantly expand its commercial footprint and recurring revenue potential.

In accordance with Rule 3-05 of Regulation S-X, the Company will file the audited financial statements of 42 Telecom Ltd., along with any required pro forma financial information, within the time period prescribed by the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our annual report on Form 10-K for the year ended December 31, 2024 in which related to a lack of an accounting staff resulting in a lack of segregation of duties necessary for an effective system of internal control. The weakness in segregation of duties will continue to exist until such time as management can retain internal staff to properly segregate duties.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the six months ended June 30, 2025, the Company was obligated to issue an aggregate of 74,700 shares of common stock for total gross proceeds of $84,970 pursuant to a private placement offering commenced in June 2025 which shares were issued in July 2025. The offering was conducted under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, and contemplated the issuance of up to 3,333,333 shares of common stock at a purchase price of $1.00 - $1.49 per share, for total potential gross proceeds of $3,333,333 to $4,966,666. Subsequent to June 30, 2025, the Company issued an additional 200,000 shares in connection with this offering for $200,000 in gross proceeds.

These offerings were made to accredited investors only. None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. All investors represented that they were acquiring the securities for investment purposes and not with a view to distribution, and each received access to such information as would be made available in a registration statement. No general solicitation or advertising was used in connection with the offer or sale of these securities.

In addition, as previously disclosed, on August 29, 2024, the Company sold 5,050,000 shares of common stock at a price of $0.20 per share to its then-Chairman of the Board, Sean Michael Brehm, for total gross proceeds of $1,010,000. These shares were issued in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.

The net proceeds from these unregistered sales of equity securities have been or will be used to fund ongoing operations, research and development, corporate infrastructure, and working capital requirements.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

List of Exhibits
3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.
3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.
3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.
10.1	Definitive Share Exchange (previously filed on form 8K on July 15, 2025). between Spectral Capital Corporation and 42 Telecom Ltd.
10.2	Closing Certificated dated August 1, 2025, executed by Spectral Capital Corporation, Heritage Ventures Ltd., and 42 Telecom Ltd. (previously filed on form 8K on August 4, 2025)
10.3

Addendum dated August 1, 2025 to the Definitive Share Exchange Agreement dated July 15, 2025, by and among Spectral Capital Corporation, Heritage Ventures Ltd., and 42 Telecom Ltd. (previously filed on form 8K on August 4, 2025)

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

Dated: August 12, 2025	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer