Form 10-Q
period 2025-09-30
SPECTRAL CAPITAL Corp
filed 2025-11-14
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, we have 77,104,216 shares of Common Stock outstanding and no shares of Preferred Stock outstanding, par value $0.0001 per share.

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

Item 1: Financial Statements

Our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,295	$107,475
Restricted cash	21,106	-
Accounts receivable, net	1,456,551	-
Contract assets	1,667,579	-
Prepaid expenses and other current assets	287,237	6,500
Total current assets	3,858,768	113,975
Property, plant and equipment, net	143,309	-
Intangible assets, net	14,471,425	-
Capital work-in-progress	309,713	-
Goodwill	4,432,318	-
Other receivable, related party	425,159	-
Right of use asset	183,097	-
Total assets	$23,823,789	$113,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,655,257	$482,461
Accrued expenses and other current liabilities	836,087	-
Related party advances and accruals	94,588	550,700
Short Term Loan	10,000	-
Contingent consideration	2,300,000	-
Contract liabilities	335,196	-
Operating lease liability, current portion	64,309	-
Total current liabilities	6,295,437	1,033,161
Loan payable	-	-
Operating lease liability, net of current portion	118,788	-
Deferred tax liability	83,688	-
Total liabilities	6,497,913	1,033,161

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized no shares issued and outstanding
Series Quantum Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	100
Common stock, par value $0.0001, 1,000,000,000 shares authorized 76,094,216 and 67,699,302 shares issued and outstanding as of September 30, 2025 and December 31, 2024	7,609	6,770
Additional paid-in capital	53,965,976	33,629,226
Accumulated deficit	(36,444,640)	(34,333,396)
Accumulated other comprehensive income/(loss)	18,817	-
Total Spectral stockholders' equity (deficit)	17,547,762	(697,300)
Non-controlling interest	(221,886)	(221,886)
Total stockholders' deficit	17,325,876	(919,186)
Total liabilities and stockholders' equity (deficit)	$23,823,789	$113,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$3,139,246	$-	$3,139,246	$-
Cost of revenue	2,428,879	-	2,428,879	-
Gross profit	710,367	-	710,367	-

Operating expenses:
Selling, general and administrative	1,240,552	610,588	2,315,193	1,087,877
Wages and benefits	441,984	36,000	513,984	108,000
Research and development	-	548,398	-	548,398
Total operating expenses	1,682,536	1,194,986	2,829,177	1,744,275
Loss from operations	(972,169)	(1,194,986)	(2,118,810)	(1,744,275)

Other income (expense):
Interest expense, net	(2,802)	-	(2,802)	-
Extinguishment of debt	-	-	-	(265,596)
Other income	13,858	-	13,858	-
Total other (expense)	11,056	-	11,056	(265,596)
Loss before income taxes	(961,113)	(1,194,986)	(2,107,754)	-
Income taxes	(3,490)	-	(3,490)	-
Net loss	$(964,603)	$(1,194,986)	$(2,111,244)	$(2,009,871)

Other comprehensive income (loss):
Foreign currency translation income (loss)	18,817	-	18,817	-
Total comprehensive loss	$(945,786)	$(1,194,986)	$(2,092,427)	$(2,009,871)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares outstanding - basic and diluted	73,029,654	65,351,476	69,495,611	54,059,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Series Quantum				Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Non-Controlling	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interest	Income	Deficit	Equity (Deficit)
Balances at December 31, 2023	-	$-	42,017,948	$4,202	$29,181,804	$(221,886)	$-	$(29,296,599)	$(332,479)
Net loss								(64,864)	(64,864)
Balances at March 31, 2024	-	-	42,017,948	4,202	29,181,804	(221,886)	-	(29,361,463)	(397,343)
Proceeds from sale of common stock	-	-	15,250,000	1,526	198,514	-	-	-	200,040
Issuance of common stock for liabilities	-	-	3,631,354	363	353,328	-	-	-	353,691
Stock-based compensation	-	-	2,000,000	200	333,313	-	-	-	333,513
Net loss	-	-	-	-	-	-	-	(750,021)	(750,021)
Balances at June 30, 2024	-	-	62,899,302	6,291	30,066,959	(221,886)	-	(30,111,484)	(260,120)
Common and preferred stock issued for cash and acquisiton	1,000,000	100	4,800,000	480	965,375	-	-	-	965,955
Stock-based compensation	-	-	-	-	415,819	-	-	-	415,819
Net loss	-	-	-	-	-	-	-	(1,194,986)	(1,194,986)
Balances at September 30, 2024	1,000,000	$100	67,699,302	$6,771	$31,448,153	$(221,886)	$-	$(31,306,470)	$(73,332)

Balances at December 31, 2024	1,000,000	$100	67,699,302	$6,770	$33,629,226	$(221,886)	$-	$(34,333,396)	$(919,186)
Stock-based compensation	-	-	-	-	415,819	-	-	-	415,819
Net loss	-	-	-	-	-	-	-	(660,028)	(660,028)
Balances at March 31, 2025	1,000,000	100	67,699,302	6,770	34,045,045	(221,886)	-	(34,993,424)	(1,163,395)
Common stock issued pursuant to private placement	-	-	74,700	7	84,963	-	-	-	84,970
Stock-based compensation	-	-	-	-	220,500	-	-	-	220,500
Settlement of related party liabilities	(1,000,000)	(100)	-	-	675,800	-	-	-	675,700
Net loss	-	-	-	-	-	-	-	(486,613)	(486,613)
Balances at June 30, 2025	-	-	67,774,002	6,777	35,026,308	(221,886)	-	(35,480,037)	(668,838)
Common stock issued pursuant to business combination	-	-	8,000,000	800	18,399,200	-	-	-	18,400,000
Common stock issued pursuant to private placement	-	-	320,000	32	319,968	-	-	-	320,000
Stock-based compensation	-	-	214	-	220,500	-	-	-	220,500
Net loss	-	-	-	-	-	-	18,817	(964,603)	(945,786)
Balances at September 30, 2025	-	$-	76,094,216	$7,609	$53,965,976	$(221,886)	$18,817	$(36,444,640)	$17,325,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,111,244)	$(2,009,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	856,819	749,332
Amortization of ROU assets	11,071	-
Depreciation	8,225	-
Amortization of intangibles	635,675	-
Deferred tax adjustment	1,587	-
Excess value of common stock issued to settle liabilities	-	265,591
Changes in operating assets and liabilities:
Accounts receivable	(183,227)	-
Contract assets	(834,824)	-
Prepaid expenses and other current assets	131,582	-
Other receivable, related party	(8,064)	-
Due to related parties - accrued salary	144,000	72,000
Accounts payable	883,874	36,688
Lease liability	(11,071)	-
Accrued expenses and other current liabilities	(112,523)	-
Contract liabilities	84,687	-
Net cash used in operating activities	(503,433)	(886,260)
Cash flows from investing activities:
Cash and restricted cash acquired from business combination	297,421	5,955
Purchase of property, plant and equipment	(39,500)	-
Software development capitalization	(67,022)	-
Deposit paid for acquisition	-	(134,862)
Net cash provided by (used in) investing activities	190,899	(128,907)
Cash flows from financing activities:
Short-term advances, related party	219,588	45,500
Repayment of loan	(915)	-
Short-term loan	10,000	-
Proceeds from sale of common stock	404,970	1,160,040
Net cash provided by financing activities	633,643	1,205,540
Effect of exchange rate changes on cash and cash equivalents	18,817	1
Net change in cash and cash equivalents	339,926	190,374
Cash and cash equivalents and restricted cash at beginning of period	107,475	240
Cash and cash equivalents and restricted cash at end of period	$447,401	$190,614

Reconciliation of cash and restricted cash:
Cash at beginning of period	$107,475	$240
Restricted cash at beginning of period	-	-
Cash and restricted cash at beginning of period	$107,475	$-

Cash at end of period	$426,295	$190,614
Restricted cash at end of period	21,106	-
Cash and restricted cash at end of period	$447,401	$190,614

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock pursuant to business combination	$18,400,000	$-
Contingent consideration liability recognized with business combination	$2,300,000	$-
Settlement of related party liabilities	$675,700	$-
Issuance of common stock in settlement of liabilities	$-	$88,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Acquisition of 42 Telecom Ltd.

On July 15, 2025, Spectral entered into a definitive share-exchange agreement to acquire 100% of the issued and outstanding shares of 42 Telecom Ltd. (“42 Telecom”), a Maltese-organized telecommunications infrastructure provider, in exchange for a) the issuance of 8,000,000 shares of Spectral common stock and b) the placement of an additional 8,000,000 shares into escrow subject to earn-out and performance milestones (“Escrow Shares”). The transaction was completed on August 1, 2025, upon execution of a Closing Certificate confirming that all conditions to closing were satisfied; 42 Telecom Ltd. is now a wholly owned subsidiary of Spectral.

The acquisition also included the following wholly owned subsidiaries of 42 Telecom Ltd.:

•42 Telecom AB Ltd. (Sweden)

•42 Telecom UK Ltd. (United Kingdom)

•Arcus Technologies Ltd. (Malta)

42 Telecom provides international telecommunications and messaging solutions. Its activities include SMS aggregation, enterprise messaging, OTT messaging (including Viber traffic), access to proprietary SS7 and messaging platforms, and subscription-based communication solutions. Through Arcus Technologies Ltd, 42 Telecom also offers platform-as-a-service solutions tailored for the tourism sector. 42 Telecom serves a global customer base consisting primarily of mobile network operators and enterprises.

Following the acquisition, Company’s current operations are focused on licensing its IP, developing quantum- and AI-enhanced software products, executing acquisitions where its technologies can drive transformative growth, and integrating the infrastructure and operations of 42 Telecom to realize near-term revenue generation while preserving long-term innovation scalability. Management is actively pursuing strategic partnerships and financing opportunities to support operational expansion and long-term commercialization efforts.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses and has sustained substantial losses since inception. While management has recently implemented strategic initiatives—including the acquisition of 42 Telecom Ltd.—the Company’s operations have not yet generated consistent positive cash flows from operations.

As of September 30, 2025, the Company had total assets of approximately $23.8 million, including cash and cash equivalents of $426,295. Current assets totaled $3.8 million compared with current liabilities of $6.2 million, resulting in negative working capital of approximately $2.4 million. Lease liabilities due within twelve months total approximately $64,000, and the Company’s loan obligations are immaterial. The Company does not have any significant long-term debt maturities within the evaluation period and is not in breach of any financial covenants.

For the nine months ended September 30, 2025, the Company generated total revenues of approximately $3.1 million, compared to $0 for the same period in 2024. The increase in revenue is attributable to the post-acquisition consolidation of 42 Telecom Ltd., which contributed telecommunications service income during the quarter. Despite the revenue improvement, the Company reported a net loss of $2.1 million for the nine-month period and had an accumulated deficit of $36.4 million as of September 30, 2025.

Although management expects continued revenue generation from 42 Telecom Ltd. and other developing business segments, current cash on hand will not be sufficient to fund operations for a period in excess of twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

To date, the Company has funded operations primarily through the sale of equity securities and advances from related parties. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations, securing additional capital through the issuance of equity or debt, and ultimately achieving profitable operations. There can be no assurance that such financing or operational success will be achieved on terms favorable to the Company, or at all.

As of the issuance date of these unaudited condensed consolidated financial statements, the Company does not have any firm commitments for additional capital. Management continues to explore financing options, including private placements and strategic investment arrangements, while moderating discretionary and development expenditures to preserve liquidity. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company faces certain risks and uncertainties that could have a material impact on its operations, financial position, results of operations, and cash flows. These include, but are not limited to, the following:

Limited operating history and profitability: The Company has a limited operating history in its current line of business and has not yet achieved sustained profitability. Although the acquisition of 42 Telecom Ltd. has introduced initial revenue streams, the Company remains in the early stages of operational development and continues to depend on external financing to fund operations.

Market and economic conditions: The Company’s business and financial performance are affected by general economic and business conditions in the United States and globally, including changes in inflation, interest rates, capital-market liquidity, and access to financing. Adverse macroeconomic trends or recessions could reduce demand for technology and telecommunications services and have a material adverse effect on the Company’s results.

Foreign exchange and geopolitical risks: The Company conducts a portion of its activities internationally through 42 Telecom Ltd. and is exposed to foreign exchange fluctuations, geopolitical instability, trade restrictions, and regional conflicts that could disrupt operations, increase costs, or impact profitability.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Technological change and competitive pressures: The Company operates in industries characterized by rapid technological innovation and evolving customer demands. Failure to anticipate or adapt to such changes could render the Company’s technologies or products less competitive or obsolete. The Company also competes with organizations possessing greater financial, technical, and marketing resources

Operational and environmental risks: The Company’s operations may be affected by supply-chain disruptions, cybersecurity threats, data-privacy requirements, and environmental factors, including potential effects of climate change and related regulatory developments that could increase operating costs or limit access to certain markets.

Management continuously monitors these risk factors and may implement mitigation strategies, including hedging of foreign-currency exposures, diversification of customer and supplier bases, cost management, and pursuit of additional capital resources. However, the effects of these risks and uncertainties cannot be predicted with certainty, and actual results may differ materially from management’s expectations.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, Spectral Holdings, Inc., its wholly-owned subsidiary from the date of acquisition (August 29, 2024), and its 60% owned subsidiaries, Noot Holdings, Inc. from its date of incorporation of February 28, 2013,  Monitr Holdings, Inc. from its date of incorporation of December 1, 2013, and 42 Telecom Ltd., its wholly-owned subsidiary since August 1, 2025. 42 Telecom Ltd. Includes operating subsidiaries as noted in Note 1. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 1 and Note 9 for discussion of the acquisition and then rescindment of the NNN acquisition.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in technologies, related party advances, accounts payable and accrued liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements. The Company’s operating lease liability and right-of-use asset are recorded based on the present value of future lease payments in accordance with ASC 842.

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.

The Company’s contingent consideration recorded in connection with the 42 Telecom acquisition (see Note 3) is a Level 3 liability.  The liability is valued using a probability weighted analysis of the respective earn out provisions

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ materially from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

•discount rate considered for right of use (“ROU”) and lease liability

•allowances for income taxes and related valuation allowances and tax uncertainties,

•recoverability of long-lived assets and their related estimated lives (including internally developed software),

•accrual of estimated liabilities,

•evaluation of goodwill for impairment,

•provision for doubtful debts,

•evaluation of equity method investment and

•business combinations and purchase price allocations

Segments

The Company’s operating segments are determined based on the financial information reviewed by its Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). Prior to the acquisition of 42 Telecom Ltd. and its subsidiaries on August 1, 2025, the Company operated as a single business focused on the development, protection, and monetization of proprietary intellectual property (“IP”) and the management of strategic technology investments.

Following the 42 Telecom acquisition, the Company now manages two distinct lines of business:

1.Technology and IP Development – activities include the creation, licensing, and commercialization of proprietary artificial intelligence and quantum computing technologies, as well as strategic holdings in technology companies such as NOOT and Monitr, which leverage Spectral’s intellectual property and support its broader platform strategy; and

2.Telecommunications and Platform Services – activities include international messaging aggregation, enterprise A2P and OTT messaging, SS7 platform access, and platform-as-a-service (“PaaS”) offerings through 42 Telecom Ltd. and its subsidiaries (42 Telecom AB Ltd., 42 Telecom UK Ltd., and Arcus Technologies Ltd.).

At present, the CODM reviews the Company’s financial performance and allocates resources on a consolidated basis, as discrete financial information for these business components is still being integrated. Accordingly, the Company has determined that it currently operates as a single reportable segment.

Management expects to reassess this determination in future reporting periods as the Company continues to refine internal reporting and resource allocation processes. If the CODM begins to evaluate performance separately for the Technology and IP Development and Telecommunications and Platform Services businesses, the Company will disclose multiple reportable segments at that time.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, certificates of deposits and money market funds that are readily convertible into cash, all with original maturity dates of three months or less.  The Company has restricted cash as a result of its corporate card program through its bank, which requires a collateral balance. As of September 30, 2025 and December 31, 2024, the Company had restricted cash balances of $21,106 and $0 respectively, included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statements of cash flows.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. All of the Company’s bank accounts are held at foreign institutions and are not insured by the Federal Deposit Insurance Corporation.

Concentrations

During the nine months ended September 30, 2025, one customer accounted for 14% of the Company’s revenues, and another customer accounted for 13% of the Company’s revenues.  As of September 30, 2025, one customer accounted for 31% of total accounts receivable. The Company may be negatively affected by the loss of one of these customers. For the comparative period ended September 30, 2024, the Company had no revenues and no accounts receivable.

There were no vendor concentrations during the nine months ended September 30, 2025, or the comparative period ended September 30, 2024.

Accounts Receivable, net

The Company’s accounts receivable consist primarily of amounts due from customers related to 42 Telecom’s telecommunications and messaging services. Receivables are recorded at the invoiced amount and are typically due under standard credit terms. Collateral is currently not required. The Company maintains an allowance for doubtful accounts to estimate potential losses from the inability of customers to make payments. Management periodically reviews the adequacy of this allowance based on factors such as the customers’ payment history, creditworthiness, the aging of receivable balances, current economic conditions, and historical collection trends. Accounts determined to be uncollectible are written off against the allowance when collection efforts are exhausted. As of September 30, 2025 and December 31, 2024, the allowance for doubtful accounts was $98,063 and $0, respectively.

Factoring Arrangements

During the period, the Company, through 42 Telecom Ltd. and 42 Telecom AB, maintained a non-recourse factoring and invoice discounting facility with Fasanara Capital (the “Fasanara Facility”). Under the Master Agreements, certain invoices issued to pre-approved customers may be sold to Fasanara. Upon submission of an eligible invoice, Fasanara advances approximately 90% of the invoice value to the Company, with the remaining balance—net of interest and fees—remitted upon customer payment.

Payments from factored customers are remitted directly to a designated Goldman Sachs account controlled by Fasanara. Because the arrangement is non-recourse, the Company has no continuing involvement with the transferred receivables after sale, and such receivables are derecognized from the consolidated balance sheet in accordance with ASC 860, Transfers and Servicing.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consists of prepaid expenses for cost of revenue vendors, prepaid taxes and deposits related to the Company’s telecommunications and technology operations. As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets totaled $287,237 and $6,500, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) is stated at cost less accumulated depreciation and amortization and any accumulated impairment losses. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of PP&E are as follows:

Office Equipment and tools  – 3-5 years

Computers  – 3-5 years

Furniture and Fittings – 8-10 years

Leasehold improvements – Shorter of the estimate useful life or remaining lease term

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Capitalized costs associated with capital work-in-progress are not depreciated until the related assets are placed into service, at which time the capitalized balance will be transferred to the appropriate account of PP&E. Capital work-in-progress is stated at the lower of cost or fair value, which includes the cost of construction and other direct costs attributable to the construction. The costs are capitalized as incurred or as payments are made pursuant to relevant construction contracts.

Major renewals and improvements are capitalized. Replacements, maintenance, and repairs, which do not significantly improve or extend the useful life of the assets, are expensed when incurred.

Upon the sale or retirement of assets, costs and the related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

The Company has not identified any such impairment losses for the three and nine months ended September 30, 2025 and 2024.

Intangible Assets, net

The Company’s intangible assets primarily consist of developed technology, customer relationships, and capitalized software development costs associated with its wholly owned subsidiary, 42 Telecom Ltd., acquired in August 2025. Capitalized software development assets are stated at cost, while developed technology and customer relationships, which represent acquired intangible assets, are recorded at their estimated fair value on the acquisition date, net of accumulated amortization and any impairment losses.

Developed Technology and Customer Relationships

In connection with the acquisition of 42 Telecom Ltd., the Company preliminarily recognized identifiable intangible assets consisting of developed technology and customer relationships in accordance with ASC 805, Business Combinations.

•Developed technology represents proprietary telecommunications and messaging platforms that form the core of 42 Telecom’s service offerings.

•Customer relationships represent established contractual and recurring customer connections that are expected to provide future economic benefits.

These assets are amortized on a straight-line basis over their estimated useful lives, which management has determined to be four years.

Capitalized Software Development

42 Telecom capitalizes certain costs incurred in connection with the development of internal-use software in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include direct payroll and related employee benefits for personnel engaged in software development, third-party contractor fees, and other expenditures directly attributable to the development of the software. Costs incurred during the preliminary project stage, as well as those related to training, maintenance, data conversion, and general overhead, are expensed as incurred.

When software is ready for its intended use, capitalized costs are transferred from capital work-in-progress to capitalized software and are amortized on a straight-line basis over four years, which management believes reflects the expected period of economic benefit. Amortization related to software used directly in service delivery is included in cost of revenue.

Capital work-in-progress represents costs for software projects that have not yet been placed into service. Upon completion, such amounts are reclassified to capitalized software and amortization begins.

Management evaluates intangible assets for indicators of impairment in accordance with ASC 360 and determined that no indicators of impairment were present during the three and nine months ended September 30, 2025.

Acquired Intangible Assets

The allocation of the purchase price related to the 42 Telecom acquisition, including the valuation of identifiable intangible assets, is preliminary and subject to adjustment as the Company finalizes its assessment. The Company intends to engage an independent valuation specialist to assist in determining the final fair values of identifiable intangible assets and other acquired assets and liabilities. The final purchase price allocation is expected to be completed within the measurement period of 12 months from the acquisition date, as permitted by ASC 805, Business Combinations (“ASC 805”).

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets, or asset groups for indicators of possible impairment by determining whether there were any triggering events that could impact on the Company’s assets. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable the Company performs a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group. Should an impairment exist, the impairment loss is measured based on the excess carrying value of the asset over the asset’s fair value generally determined by estimates of future discounted cash flows.

Business Combinations

ASC 805 applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed.

While the Company provided its best estimates and assumptions when valuing assets acquired and liabilities assumed at the acquisition date, such estimates are preliminary and subject to adjustment. The Company intends to engage an independent valuation specialist to assist in determining the final fair values of identifiable intangible assets and other acquired assets and liabilities. The final purchase price allocation is expected to be completed within the measurement period of 12 months from the acquisition date, as permitted under ASC 805.

Goodwill

Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units discrete financial information is available and management regularly reviews the operating results.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

The Company also has the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. Management can resume the qualitative assessment in any subsequent period for any reporting unit.

For the three and nine months ended September 30, 2025, management concluded that no events or circumstances indicated that it was more likely than not that the fair value of our reporting units was less than its respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the period.

The goodwill recognized in connection with the 42 Telecom acquisition is preliminary and represents the residual amount of the purchase price after allocation to net tangible assets and intangibles. The final determination of goodwill is subject to change upon completion of the purchase price allocation within the measurement period of 12 months from acquisition date.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Contingent Consideration

The Company records a contingent consideration liability relating to potential additional shares to be issued pursuant to its acquisition. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid-in capital in the stockholders’ equity section of the Company’s consolidated balance sheets.

42 Telecom Earnout

The 42 Telecom agreement contains an earn out provision providing for the issuance of 1 million Escrow Shares if 42 Telecom has achieved consolidated net profit above US$1,000,000 for FY2025. An additional 1 million shares (up until the total 8 million Escrow Shares) shall be released for each US$1,000,000 in profit above the threshold, with pro rata releases for fractional increments (“Bonus Shares”).

The Company determined the preliminary fair value of the contingent consideration was $2,300,000, which is a Level 3 financial instrument. There was no change to the fair value for the contingent consideration for the period ended September 30, 2025.

The fair value of the contingent consideration is preliminary and may be subject to change based on facts and circumstances that arise prior to final measurement at year-end. The Company intends to reassess and, if necessary, adjust the valuation of the contingent consideration as additional financial performance data for 42 Telecom becomes available.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, using the five-step model: (i) identify the contract with a customer, (ii) identify performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to performance obligations, and (v) recognize revenue when or as performance obligations are satisfied.

The Company generates revenue from following streams:

•Messaging Services – includes SMS aggregation, enterprise messaging, and instant messaging (Viber). Revenue from these services is recognized at a point in time when each message or lookup is successfully processed and transmitted.

•Platform Services – includes SS7 platform access, managed services provided to related parties, and the Arcus tourism platform-as-a-service. Revenue from these services is recognized over time, as customers receive and consume the benefits of continuous access or managed service delivery.

The Company generally acts as principal in its arrangements, as it controls the services before transfer, bears responsibility for performance, and has discretion in pricing. Customer contracts are typically short-term in nature, invoiced monthly based on actual usage or subscription terms, with no significant financing components.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents the disaggregated revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Messaging Services, at a point in time	$3,121,927	$-	$3,121,927	$-
Platform Leasing, over time	17,319	-	17,319	-
Total	$3,139,246	$-	$3,139,246	$-

Contract Assets

Contract assets represent amounts recognized as revenue for performance obligations satisfied under customer contracts where the Company’s right to payment is not yet unconditional. These balances are similar to accrued income, arising when services have been provided or milestones achieved, but invoices have not yet been issued. Contract assets are transferred to trade receivables once the right to payment becomes unconditional. Contract assets totaled $1,667,579 and $0 as of September 30, 2025 and December 31, 2024, respectively.

Contract Liabilities

Contract liabilities, historically referred to as deferred revenue, represent amounts billed or collected from customers in advance of satisfying performance obligations under customer contracts. These balances are presented within current liabilities in the condensed consolidated balance sheets, based on the expected timing of revenue recognition. Contract liabilities are recognized as revenue when the related performance obligations are fulfilled. As of September 30, 2025 and December 31, 2024, contract liabilities were $335,196 and $0, respectively, all consisting of deferred revenue.

Cost of Revenue

Cost of revenue consists of direct expenses incurred in providing telecommunication and platform services and is recognized in the period in which the related revenues are earned. Cost of revenue includes accruals for third-party service providers, purchases of services from both local and non-EU vendors, and charges for telecommunication services inside and outside the EU, including data, voice, and connectivity costs. It also includes wholesale carrier and traffic fees, consultancy and technical service costs directly tied to service delivery, commissions and referral fees related to customer acquisition or usage. Additionally, platform or PaaS licensing fees and other directly attributable costs necessary to fulfill service obligations, such as internally generated software amortization used in service infrastructure, are included. These costs are recorded when incurred and matched to the related revenue in accordance with U.S. GAAP expense recognition principles.

Selling, General and Administrative Expense

Selling, general and administrative expenses represent the routine costs of operating the Company. They primarily consist of rent and facilities, marketing and travel, professional and administrative services, depreciation, insurance and compliance costs, finance and bank charges, and other operating expenses.

Wages and Benefits Expense

Wages and benefit expenses include gross wages and salaries, bonuses, performance-related pay, casual wages, training expenses, staff welfare and wellness costs, employer social insurance contributions, pensions, insurance costs, education, maternity contributions and other staff-related costs. These are recorded in accordance with the Company’s payroll policies and applicable labor, pension and social security regulations in each jurisdiction.

Employee Benefits

Pursuant to Malta regulations, contributions to pension schemes are voluntary. The Company provides pension contributions to management team members. During the three and nine months ended September 30, 2025 and 2024, pension plan contributions totaled $1,959 and $0, respectively.

Research and Development

The Company’s research and development activities are primarily focused on the design, testing, and enhancement of proprietary artificial intelligence, quantum computing, and communications technologies, as well as on software platform development initiatives. Research and development expenses include personnel costs, contractor and consulting fees, materials and supplies, and other direct expenditures incurred in the development of new technologies, products, and enhancements to existing systems. Expenditures for research activities and costs associated with the

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

preliminary project stage of software development are expensed as incurred in accordance with ASC 730, Research and Development.

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

Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in shareholders’ equity resulting from transactions and economic events other than those with shareholders. In addition to net income (loss), comprehensive income (loss) encompasses other comprehensive income (loss) items that are excluded from net income under U.S. GAAP. For the Company, the only component of other comprehensive income (loss) for the period relates to foreign currency translation adjustments arising from the consolidation of 42 Telecom Ltd., whose functional currencies (EUR, SEK, and GBP) differ from the Company’s reporting currency (USD). These translation adjustments are recorded in Other Comprehensive Income (Loss) and accumulated in shareholders’ equity under Accumulated Other Comprehensive Income (AOCI). No other components of other comprehensive income (loss) were recognized during the three and nine months ended September 30, 2025.

Foreign Currency Transactions

The Company’s consolidated financial statements include the accounts of 42 Telecom Ltd. and its subsidiaries. Each consolidated entity determines its functional currency based on the primary economic environment in which it operates. The functional currencies of the Company’s foreign subsidiaries are as follows:

•42 Telecom Limited (Parent): Euro (EUR)

•42 Telecom AB Ltd (Sweden): Swedish Krona (SEK)

•42 Telecom UK Ltd: British Pound (GBP)

•Arcus Technologies Ltd: Euro (EUR)

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars (USD), which is the Company’s reporting currency.

For consolidation purposes, the assets and liabilities of subsidiaries with functional currencies other than USD are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the reporting period. Equity accounts, other than retained earnings, are translated at historical exchange rates. The resulting translation adjustments are recorded in Other Comprehensive Income (Loss) and accumulated in shareholders’ equity under Accumulated Other Comprehensive Income (AOCI).

Transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates, and non-monetary assets and liabilities are carried at historical exchange rates. Resulting foreign exchange gains and losses are recognized in Other income (expense), net in the condensed consolidated statements of operations.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The relevant translation rate are as follows:

-For the nine months ended September 30, 2025, closing rate 1.1725 US$: EURO, 0.1063 US$: SEK, 1.3432US$: GBP.

-For the nine months ended September 30, 2025, average rate 1.1071 US$: EURO, 0.1043 US$: SEK, 1.3332 US$: GBP.

-For the three and nine months ended September 30, 2025, the Company recorded foreign currency translation adjustments income of $18,817, which are included in other comprehensive Income.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected not to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Earnings Per Share (EPS)

Basic earnings (loss) per share (“EPS”) is computed by dividing the Company’s net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding, adjusted for the effect of potentially dilutive securities, including stock options, warrants, convertible instruments, and contingently issuable shares. For the three and nine months ended September 30, 2025, the Company had options to purchase 3,646,875 shares of common stock that were anti-dilutive due to the net loss for the period. Accordingly, basic and diluted net loss per share are the same for all periods presented.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership 40% share of net income (losses) of Noot Holdings, Inc. and Monitr Holdings, Inc. incurred during the nine months ended September 30, 2025. The following table sets forth the changes in non-controlling interest for the nine months ended September 30, 2025 and 2024:

Non-Controlling Interests
Balance at December 31, 2024	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at September 30, 2025	$(221,886)
Balance at December 31, 2023	$(221,886)

Net loss attributable to non-controlling interest	-
Balance at September 30, 2024	$(221,886)

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Income Tax

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” The guidance is intended to improve the transparency of public business entities’ expense disclosures by requiring further disaggregation of the natural components of significant expense captions, such as cost of revenue, selling, general and administrative expenses, wages and benefits, depreciation, amortization, and other operating costs. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Although the Company is not yet required to adopt the standard, management evaluated the impact of the new guidance in the context of its existing expense structure, which includes cost of revenue, selling, general and administrative expenses, and wages and benefits as separately presented captions in the consolidated statements of operations. Based on this evaluation, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements or related disclosures, as the Company already presents its operating expenses in a manner largely consistent with the forthcoming requirements. The Company will continue to monitor the guidance and implement any additional disaggregation or disclosures as required upon the effective date.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 3 – BUSINESS COMBINATIONS

The Company evaluated the acquisition of 42 Telecom Ltd, with its subsidiaries 42 Telecom AB Ltd , 42 Telecom UK Ltd., Arcus Technologies Ltd. pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition.

The following is a summary of the preliminary purchase price consideration:

Common stock issued	$ 18,400,000(1)
Contingent consideration	2,300,000(2)
Purchase price consideration	$ 20,700,000

(1)Represents the 8,000,000 shares of the Company’s common stock issued to the former shareholders of 42 Telecom Ltd. as part of the purchase consideration. The fair value of these shares was determined to be $18,400,000 based on the closing market price of the Company’s common stock on the acquisition date.

(2)Represents the preliminary fair value of contingent consideration based on potential Escrow Shares to be issued pursuant to the terms of the 42 Telecom acquisition agreement. These shares are issuable upon the achievement of specified post-acquisition performance milestones by 42 Telecom Ltd. and its subsidiaries.

The Company initially estimated a $1.5 million net profit for fiscal year 2025 when completing the Form 8-K/A based on preliminary discussions with 42 Telecom management. During preparation of the September 30, 2025 Form 10-Q, the Company obtained detailed FY2025 projections for 42 Telecom and refined its contingent consideration liability to be included in the preliminary purchase price allocation.

Under the acquisition agreement, one million Escrow Shares (“Bonus Shares”) are to be released for each US$1,000,000 in consolidated net profit above the US$1,000,000 threshold, with pro-rata releases for fractional increments. Based on updated projections and performance results available as of the acquisition date, the Company determined that issuance of 1,000,000 Bonus Shares was probable. The fair value of the contingent consideration was estimated at $2,300,000 based on estimated net profits and the fair value of the Company’s common stock at the acquisition date.

The Company has made an estimated allocation of the purchase price in regards to the 42 Telecom acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Total
Cash and cash equivalents	$276,716
Restricted cash	20,705
Accounts receivables, net	1,273,324
Contract assets	832,755
Prepaid expenses and other current assets	412,319
Property, plant and equipment, net	112,034
Internally developed software	320,898
Capital work-in-progress	278,893
Intangible assets:
Developed technology	13,000,000
Customer relationships	1,750,000
Goodwill	4,432,318
Other receivable, related party	417,095
Right of use asset	179,624
Accounts payable	(1,288,922)
Accrued expenses and other current liabilities	(804,610)
Contract liabilities	(250,509)
Operating lease liability	(179,624)
Loan payable	(915)
Deferred tax liability	(82,101)
Purchase price consideration	$20,700,000

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that qualify for separate recognition. The goodwill is not deductible for tax purposes.

The Company is currently evaluating any potential deferred tax liability effects as part of the purchase price allocation.

The allocation of the purchase price, including the valuation of identifiable intangible assets and other acquired assets and liabilities, is preliminary and subject to adjustment. The Company intends to engage an independent valuation specialist to assist in determining the final fair values of identifiable intangible assets and other acquired assets and liabilities. The final purchase price allocation is expected to be completed within the measurement period of 12 months from the acquisition date.

The results of 42 Telecom have been included in the consolidated financial statements since the date of its acquisitions. 42 Telecom’s revenue and net income included in the consolidated financial statements since the acquisition date were $3,139,246 and $151,374, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the 42 Telecom acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025		2024	2025	2024
Net revenues	$4,179,820		$5,897,476	$10,631,715	$24,342,888
Net loss	$(1,250,105)		$(1,700,968)	$(4,106,759)	$(3,703,456)
Net loss per common share	$(0.02)	4	(0.02)	$(0.06)	$(0.06)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Office equipment	$7,587	$-
Computers	111,493	-
Furniture and fixtures	25,105	-
Leasehold improvements	7,349	-
	151,534	-
Less : Accumulated depreciation	8,225	-
Property, plant and equipment, net	$143,309	$-

Depreciation expense was $8,225 for the three and nine months ended September 30, 2025, respectively.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2025	2024

Developed technology (42 Telecom acquisition)	$13,000,000	$-
Customer relationships (42 Telecom acquisition)	1,750,000	-
Internally developed software	355,679	-
Computer software	1,420	-
Website	-	-
	15,107,099	-
Less : Accumulated amortization	635,675	-
Intangible assets, net	$14,471,425	$-

Intangible assets of $13,000,000 and $1,750,000 represent developed technology and customer relationships, respectively, identified pursuant to the 42 Telecom business combination (see Note 3). The amount represents preliminary estimates of fair value and are subject to adjustment as the Company finalizes its purchase price allocation.

The Company recorded amortization of $541,667 pertaining to developed technology and $72,917 pertaining to customer relationships during the three and nine months ended September 30, 2025. There was no amortization expense recorded during the three and nine months ended September 30, 2024.

Amortization expense of $21,091 was recognized on internally developed software for the three and nine months ended September 30, 2025.

In addition, as of September 30, 2025 and December 31, 2024, the Company had Capital Work in Progress in the amount of $309,713 and $0.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accrued cost of revenue	$623,727	$-
Accrued payroll and benefits	9,300	-
VAT and taxes payable	70,285	-
Other	132,775	-
Accrued expenses and other current liabilities	$836,087	$-

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company, through its wholly owned subsidiary 42 Telecom., provides international messaging services, enterprise communications, and platform-based solutions, including SMS aggregation, enterprise A2P messaging, Viber instant messaging, SS7 platform access, and SaaS solutions. In addition, through Arcus Technologies Ltd., the Company offers platform-as-a-service (PaaS) solutions for telecommunications and enterprise customers.

The majority of the Company’s revenues and long-lived assets are attributable to 42 Telecom, which serves as the principal operating entity within the consolidated group.

The Company manages its operations on a consolidated basis and has determined that it operates in a single reportable

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

segment under ASC 280, Segment Reporting. This conclusion is consistent with the financial information reviewed regularly by the Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM), for purposes of evaluating performance, allocating resources, setting incentive compensation, and planning and forecasting. The CODM utilizes gross margin, operating income (loss), and net income (loss) as the primary performance measures. Significant segment expenses include cost of revenue, selling, general and administrative expenses, and wages and benefits, each of which is separately presented in the Company’s unaudited condensed consolidated statements of operations.

For the three and nine months ended September 30, 2025, approximately 99% of total consolidated revenue was generated from European operations, primarily through 42 Telecom Ltd. Revenues generated from Sweden accounted for approximately 1% of total consolidated revenue during the nine-month period ended September 30, 2025. The United Kingdom operations did not generate material revenues in either period.

Substantially all of the Company’s long-lived assets, consisting primarily of property, plant and equipment and intangible assets, were located in Europe and held by 42 Telecom Ltd. as of September 30, 2025.

There were no revenues during the comparative period ended September 30, 2024.

NOTE 8 – LEASE OBLIGATION

42 Telecom Ltd maintains an office lease for premises located on the third and fourth floors of Hyundai Block, Valley Road, Msida, Malta. The lease commenced upon handover on July 24, 2023 and has a contractual term of five years, of which the first two years are non-cancellable and the remaining three years may be terminated by the Company with two months’ notice. Annual base rent is €60,000 plus VAT, payable quarterly in advance.

Lease costs are included on the unaudited condensed consolidated statements of operations as selling, general and administrative expenses.

The following is the summary of operating lease assets and liabilities:

	September 30,	December 31,
	2025	2024
Operating Leases
Right-of-use assets	$183,097	$-

Operating lease liability, current portion	64,309	-
Operating lease liability, net of current portion	118,788	-
Total lease liabilities	$183,097	$-

Weighted Average Remaining Lease Term (in years)	2.75
Weighted Average Discount Rate	4%

The operating lease costs totaled $11,383 for the nine months ended September 30, 2025.

The following is the summary of future minimum payments as of:

December 31,
2025 (three months remaining)	$35,176
2026	70,352
2027	70,352
2028	35,176
Total lease payments	211,057
Less : imputed interest	(27,960)
Total	$183,097

NOTE 9 – RELATED PARTY TRANSACTIONS

42 Telecom Acquisition

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

On July 7, 2025, the Company entered into a Definitive Share Exchange Agreement with Heritage Ventures Ltd. (“Heritage”), an Irish corporation, and 42 Telecom Ltd. (“42 Telecom”), a Maltese corporation. Pursuant to the Agreement, the Company acquired 100 of the outstanding capital stock of 42 Telecom in exchange for 8,000,000 shares of the Company’s common stock, plus 8,000,000 escrow shares subject to performance-based and valuation-adjustment provisions (see Note 3 – Business Combinations).

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Under the terms of the Agreement, each Heritage holder’s beneficial ownership of the Company’s outstanding common stock is expressly limited to 4.9 percent or less at all times. This ownership limitation is intended to prevent any holder from being deemed an “affiliate” under SEC Rule 144 and to ensure that no post-closing shareholder obtains control or significant influence over the Company’s management or policies.

At the time the Agreement was executed and the transaction consummated, neither Heritage nor 42 Telecom was a related party to the Company as defined in ASC 850-10-20 and PCAOB AS 2410.02-.03, since no common ownership, control, or significant influence existed. The transaction was negotiated and completed on an arm’s-length basis and approved by the independent members of the Board of Directors.

Accordingly, management has concluded that the share exchange does not constitute a related-party transaction for purposes of ASC 850-10-50 or Regulation S-X § 4-08(k).

The acquisition will be accounted for as a business combination under ASC 805, with the identifiable assets acquired and liabilities assumed recognized at their estimated fair values as of the closing date. The Company’s post-acquisition financial statements will include the results of 42 Telecom beginning on the date of acquisition.  See Note 3 for further detail.

Transaction With Former Shareholder of 42 Telecom

Heritage Ventures Ltd (“Heritage”) is the 100% owner of 42 Telecom Ltd (“42”) up to the date of sale to Spectral Capital. The beneficiary owner of Heritage is Orlando Taddeo, who bought 42 Telecom Ltd (through Heritage) in September 2023. At the time, it verbally promised a share option incentive scheme to staff if 42 Telecom reached an EBITDA of €1.2 million in 2024. Further, payments were made due to the 2024 performance of 42 Telecom , but it was not something that was included in employee agreements. Employees had regular payments that were made and accrued for within the 2024 results, but this payment was separate from those. It was only last month that agreements were distributed and signed by employees, and those agreements were provided by Heritage Ventures. It was determined that 42 acted solely as a paying agent in the transaction whereby Heritage will pay cash bonuses to 42’s employees. The transaction is deemed payable in the third quarter of 2025, when the final determination was made. Heritage, as the primary obligor will record the P&L impact on its books and 42 will record the pass-through transaction. Accordingly, during the period ended September 30, 2025, the Company distributed €1.3 million to the employee and related tax payable by employees depending on their tax band.

42 Telecom - Other receivable

As part of the acquisition of 42 Telecom Ltd. on August 1, 2025, the Company acquired a long-term receivable from Nexora Holdings Ltd. amounting to €362,597 (approximately US $417,095). As of September 30, 2025. Nexora Holdings Ltd. is owned by a director of 42 Telecom Ltd. and is therefore considered a related party under ASC 850, Related Party Disclosures.

The receivable originated from an Intellectual Property Transfer Agreement dated July 1, 2025, between 42 Telecom Ltd. and Nexora Holdings Ltd. Under this agreement, 42 Telecom transferred certain proprietary software and related IP to Nexora in exchange for consideration of €362,597. The payment is subject to a five-year moratorium, during which no cash settlement is required unless Nexora generates profits directly from the transferred IP, in which case partial or full payment becomes due earlier. The receivable was recognized as part of the purchase-price allocation in connection with the 42 Telecom acquisition and remains outstanding as of September 30, 2025, with a carrying amount of US $425,159. The change in U.S. dollar equivalent from the acquisition date is solely due to foreign currency translation adjustments. Management continues to monitor the balance for collectability. No additional transactions occurred with Nexora Holdings Ltd. during the period.  The Company concluded that the IP sale did not constitute a discontinued operation as per ASC 205.

Chief Executive Officer Compensation

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company's condensed consolidated financial statements in connection with the CEO's services was $36,000 and $108,000 for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, amounts due to the CEO related to accrued salaries were $540,000 and $432,000 respectively.

From time to time due to the limited cash flow available, the Company's CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of September 30, 2025 and December 31, 2024, the Company's CEO was due $0 in connection with these advances. During the nine months

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

ended September 30, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $6,651 resulting an extinguishment of debt of $501.

Loans from related parties

On February 5, 2025, the Company entered into a loan agreement with B Holdings OU, which is associated with the beneficiary owner of DecusPro, Boriss Aleksandrov, a shareholder of the Company. During the nine months ended September 30, 2025, the Company received a total of proceeds of $204,590 under this agreement and repaid $130,000 during the same period. The loan bears interest at 10% per annum repayable on demand and matures in 12 months. As of September 30, 2025, the outstanding balance under this agreement was $74,590.

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a  shareholder of the Company, whereby the Company may borrow up to a total principal amount of $500,000. During the nine months ended September 30, 2025, the Company received a total of $10,000 under this agreement. The loan bears no interest and matures on December 31, 2025. As of September 30, 2025, the total amount due under this agreement was $10,000.

On June 2, 2025, the Company entered into a promissory note with Michael Turner, a member of the Board of Directors, for a principal amount of $10,000. The note bears interest at 5% per annum, unless repaid in full within 60 days of issuance, in which case no interest is due. The principal and any accrued interest are payable on demand. As of September 30, 2025, the total amount due under this note was $10,000.

Transactions with Former Chairman and Affiliates

During the nine months ended September 30, 2025 and 2024, the Company received $125,000 and $29,000, respectively, in total demand advances from the Chairman of the Board of Directors, Sean Michael Brehm. These advances are documented under a promissory note dated November 14, 2024 (“Note”). The Note provides for up to $2,500,000 in advances under the Note by Mr. Brehm to Spectral. The Note must be repaid by the Company, including accrued interest at 4% APR at the end of five years. The Note balance may be applied to the exercise of Mr. Brehm’s options to acquire common stock in the Company at any time while the Note is outstanding. In June 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances. As a result of the settlement, the total outstanding balance of $675,700 was relieved and recorded to additional paid-in capital. As of September 30, 2025 and December 31, 2024, amounts due under the note totaled $0 and $550,700, respectively.

Sean Michael Brehm, the Company’s former Chairman and a member of the board of directors, is also the sole shareholder of NNN, which the Company has acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024; see Note 11. In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000. Due to the related party and common control nature of this transaction, the acquisition was accounted for at the carrying value of the acquired net assets of NNN. Assets acquired consisted of approximately $4,955 in cash. The pre-acquisition financial results of NNN were not significant. Due to the cancellation, the initial transaction was recorded at par value.

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

The Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations involving Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit. Under the agreement, Spectral retains ownership of 104 patent filings developed during the course of the collaboration. Brehm and his affiliates will pursue independent commercial development of the foregoing technologies in a separate private vehicle. All shares previously issued to Brehm and his affiliates have been returned and cancelled except for the private placement shares of 5,050,000 purchased by Brehm which were fully paid for. As of September 30, 2025, these entities did not have any assets or liability as to be reflected as discontinued operations. Additionally, the Company intends to continue the development of its intellectual property and software development on its own and does not require any resources, assets or inputs from any of the above entities or individuals to continue the development of its technologies.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Governance Changes

Effective May 30, 2025, five members of the Board of Directors—Sean Brehm, Sam Lee, Aby Alexander, Chad Lemming, and Paul Breitenbach—resigned. On the same date, the Board appointed Michael Turner and Jeffrey Chong as new directors. These changes are part of the Company’s broader governance overhaul in preparation for a potential Nasdaq uplisting.

NOTE 10 – LOAN

On April 21, 2025, the Company entered into a short-term loan agreement with a third-party lender for a total principal amount of $10,000. The loan bears no interest and matures on October 21, 2025.  On October 29, 2025, the Company issued 10,000 shares of common stock as settlement for the loan.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

On August 29, 2024, the Company issued 1,000,000 shares of Series Quantum Preferred Stock to Sean Michael Brehm in connection with the acquisition of NNN. Due to the subsequent cancellation of the acquisition, the initial transaction was recorded at par value. See Note 9.

As of September 30, 2025 and December 31, 2024, the Company had 0 and 1,000,000 shares of Series Quantum Preferred Stock outstanding, respectively.

Restated Share Transfer Agreement

On May 30, 2025, the Company executed a Restated Share Transfer Agreement with Intrepid View Partners, LP, under which Spectral acquired 169,889 common shares of a global autonomous vehicle company (the “WAV Company”) for an aggregate purchase price of $16,988,900, which will be paid via the issuance of 1,698,890 restricted shares of Spectral’s common stock.

The WAV Company shares are subject to a 12-month delivery restriction, and both the WAV Company shares and the Spectral shares issued as consideration are subject to a three-year lock-up period. Delivery is contingent upon satisfaction of certain regulatory and procedural requirements, which may involve delays. The Seller makes no representations regarding the financial condition or value of the WAV Company, and the transaction is structured as an “as-is” investment. Both parties have agreed to customary representations, warranties, and mutual indemnification provisions. As of September 30, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Private Placements

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000. The offering commenced on April 22, 2024 and ended on June 3, 2024. During the nine months ended September 30, 2024, the Company has received $150,040 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of September 30, 2024, total proceeds of $1,010,000 had been received from this offering. As further discussed in Note 9, this offering was consummated with a related party in connection with the acquisition of NNN.

In June 2025, the Company commenced an additional private placement offering for up to 3,333,333 shares of the Company’s common stock at a price of $1.00 - $1.49 per share, or an aggregate of $3,333,333. During the nine months

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

ended September 30, 2025, the Company issued 394,700 shares of common stock for total proceeds of $404,970 under this offering.

Business Combination

On August 1, 2025, the Company issued 8,000,000 shares of its common stock to the former shareholders of 42 Telecom Ltd. in connection with the acquisition of 42 Telecom and its subsidiaries. The shares were valued at $18,400,000, based on the closing market price of the Company’s common stock on the acquisition date, and were recorded as part of the total purchase consideration.

In addition, pursuant to the terms of the acquisition agreement, the Company may issue up to an additional 8,000,000 shares of common stock, subject to the achievement of specified post-acquisition performance milestones by 42 Telecom Ltd. and its subsidiaries. As of September 30, 2025, the contingent shares had not yet been issued, as the performance conditions remained outstanding.

Settlement of Advances

During the nine months ended September 30, 2024, the Company issued 3,563,043 shares of common stock in satisfaction of $81,950 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $347,040 resulting in an extinguishment of debt of $265,090.

On May 25, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements. Pursuant to the agreement, the Company no longer owes Mr. Brehm compensation for outstanding demand advances totaling $675,500. See Note 9 and Note 11 for additional discussion.

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

During the three and nine months ended September 30, 2025, $220,500 and $856,819 was expensed to selling, general and administrative, respectively. During the three and nine months ended September 30, 2024, $415,819 and $554,532 was expensed to selling, general and administrative, respectively As of September 30, 2025, total unrecognized compensation expense from stock options was $588,000 and is expected to be expensed over 0.75 year. In May 2025, five members of the Board of Directors resigned which resulted in the forfeiture of 3,163,125 options and approximately $930,000 in total unrecognized compensation expense.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Stock Options	Weighted Average Exercise Price	Weighted Average Life Remaining

Outstanding, December 31, 2024	6,810,000	0.43	9.45
Issued	-	-	-
Exercised	-	-	-
Forfeited/Expired	(3,163,125)	0.43	8.95
Outstanding, September 30, 2025	3,646,875	$0.43	8.70
Vested, September 30, 2025	2,296,875	$0.43	8.70

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease

Refer to Note 8 for the Company’s lease obligation. In addition, Company leases virtual office space on a month-to-month basis in Seattle, Washington.

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

Asset Acquisitions

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Quantomo OU., an Estonian corporation (“Quantomo”), whereby the Company agreed to acquire from Quantomo 100% of the Quantomo’s outstanding shares in exchange for 2,000,000 shares of the Company’s common stock and a one-time cash payment of $135,000 or (120,000 Euros) which was paid and expensed in 2024. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of the certain closing conditions as defined within the agreement. As of September 30, 2025, the agreement was rescinded without an accounting impact on any period.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement. As of September 30, 2025, the agreement was rescinded without an accounting impact on the any period.

Spectral entered into an Agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors. As of September 30, 2025 the agreement was rescinded without an accounting impact on the any period.

On May 25, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

NOTE 13 - SUBSEQUENT EVENTS

1.On September 29, 2025, Spectral Capital Corporation (“Spectral”) entered into a binding term sheet with Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation, pursuant to which Spectral will acquire 100% of the issued and outstanding capital stock of Telvantis (the “Transaction”). Pursuant to the term sheet, the consideration consists of 10,000,000 shares of common stock of Spectral, including:

1,500,000 initial shares issued at closing; and up to 8,500,000 additional earn-out shares, subject to performance milestones.

Telvantis shareholders may earn the additional shares if Telvantis achieves certain 2026 operating profit and/or revenue milestones, including: $10,000,000 annualized operating profit, or $665,000,000 in annualized revenue at comparable margins.

The shares will be subject to a 12-month lock-up period, with potential extension or cancellation if performance milestones are not met. Closing of the Transaction is subject to customary conditions, including:

completion of due diligence, delivery of audited financial statements prepared under U.S. GAAP and audited by a PCAOB-registered accounting firm, and board approvals of both parties. The term sheet is binding and enforceable upon execution, and the parties intend to negotiate and enter into a definitive stock purchase agreement and related documents.

2.On October 7, 2025, the Company entered into a binding term sheet to acquire SnackPrompt Corp. (“SnackPrompt”), a marketplace for AI workflow automation solutions. Under the terms of the transaction, the Company will issue up to 10,000,000 shares of its common stock to the shareholders of SnackPrompt at closing and in subsequent earn-outs, subject to customary closing conditions. Management has concluded this constitutes a non-adjusting subsequent event.

3.On October 8, 2025, the Company executed a definitive term sheet with MultiCortex, LLC (“MultiCortex”), a developer of heterogeneous computing systems optimized for artificial intelligence and quantum-ready architectures. The consideration under the agreement includes the issuance by the Company of 10,000,000 shares of its common stock at closing and in subsequent earn-outs, subject to satisfaction of due diligence and completion of definitive documentation. Management has concluded this constitutes a non-adjusting subsequent event.

4.On October 2, 2025, the Company completed a private placement of its common stock for gross proceeds of approximately $1.3 million, issuing 1,000,000 shares to accredited investors pursuant to a private placement memorandum and subject to customary closing conditions. The proceeds are intended to be used for working capital, research and development, patent filings and general corporate purposes. This transaction is a non-adjusting subsequent event.

5.On October 15, 2025, the Company entered into an Asset Purchase Agreement with Eliznikcomp OÜ, an Estonian corporation, to acquire certain intellectual property and related assets. The acquired assets include twenty-one (21) patentable innovations related to native Artificial Intelligence (AI) operating systems developed in a Linux environment, as well as proprietary processes for optimizing field-programmable gate arrays (FPGAs) and technologies for security and multi-application remote synchronization. In consideration for the acquisition, Spectral will issue 9,000,000 shares of its common stock to the shareholders of Eliznikcomp OÜ at closing. The signing and closing of the transaction occurred simultaneously on October 15, 2025. The Company evaluated this transaction as an asset purchase and not a business combination. The acquired assets will be recorded as intangible assets and evaluated for capitalization, useful life, and potential impairment. As of the date of this filing the shares have not yet been issued and the asset yet to be acquired.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

6.As of the date these unaudited condensed consolidated financial statements were authorized for issuance, the Company has filed a total of 302 provisional and utility patent applications covering artificial intelligence, quantum computing and hybrid AI-quantum systems. Management views this as a material indicator of the strength and scope of the Company’s research and development pipeline, although it is not a discrete recognized event requiring adjustment to the financial statements.

7. On October 31, 2025, Arcus, a wholly owned subsidiary of 42 Telecom Ltd., which itself is a wholly owned subsidiary of Spectral Capital Corporation, entered into a Repayment and Settlement Agreement with the counterparty identified therein. Under the terms of the agreement, Arcus agreed to the repayment obligations and settlement terms set forth in the contract, including the schedule and conditions for repayment of outstanding amounts, mutual releases, and related covenants. The agreement resolves the matters described in the settlement document and constitutes a final settlement between the parties. Spectral evaluated this agreement and determined that it represents a Type 2 subsequent event, as the conditions giving rise to the settlement did not exist as of September 30, 2025. The Company has concluded that no adjustment to the consolidated financial statements as of, and for the period ended, September 30, 2025, is required.

Management has considered all events through the date of issuance and determined that none of these subsequent events require adjustment to amounts recognized in the consolidated financial statements as of the reporting date. All described items are considered non-adjusting subsequent events under U.S. GAAP.

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

OVERVIEW

Spectral Capital Corporation is a technology company focused on the development, monetization, and integration of proprietary intellectual property (IP) at the convergence of artificial intelligence (AI), hybrid classical computing, and emerging quantum technologies. In August 2025, the Company completed the acquisition of 42 Telecom Ltd., a global telecommunications and messaging infrastructure provider. The transaction marked a major strategic shift, transforming Spectral from a pre-revenue R&D enterprise into an operating company with established revenue-generating activities. Following the acquisition, 42 Telecom and its subsidiaries—became wholly owned subsidiaries of Spectral. The acquired operations provide enterprise messaging, SMS aggregation, SS7 platform access, and PaaS communication solutions to customers across Europe and other regions. As a result, Spectral’s consolidated financial results for the third quarter of 2025 reflect the inclusion of 42 Telecom’s operations beginning August 1, 2025. Going forward, the Company’s performance will be driven by both its AI and quantum IP development initiatives and the commercial operations of 42 Telecom, which provide recurring service revenues, operating cash flows, and a foundation for integrating Spectral’s proprietary technologies.

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

As of the date of this filing, Spectral has identified 806 patentable innovations in various stages of prosecution and development in a broad array of emerging technology fields, with particular concentration at the intersection of artificial intelligence and quantum computing. These applications span innovations in quantum-enhanced machine learning, secure multiparty computation, hybrid neural architectures, synthetic training data generation, and autonomous system optimization. In connection with the Company's acquisition of 42 Telecom Ltd., Spectral licensed a portfolio of 31 of these patent applications to 42 Ltd., thereby enabling the integration of advanced messaging infrastructure with proprietary Spectral technologies for commercial deployment.

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

Key Developments in Q3 2025

During the quarter ended September 30, 2025, Spectral Capital Corporation advanced a series of strategic, operational, and research initiatives in furtherance of its goal to build a differentiated technology platform at the intersection of artificial intelligence, quantum computing, and hybrid computational systems. The Company’s activities during the quarter reflect a continued focus on intellectual property development, disciplined capital allocation, and the strengthening of governance and commercialization infrastructure.

Acqusition of 42 Telecom Limited

On August 1, 2025, Spectral completed the acquisition of 42 Telecom Ltd. (“42”), a global provider of enterprise messaging infrastructure. The acquisition closed following the execution of a Closing Certificate confirming the satisfaction of all conditions in the Definitive Share Exchange Agreement signed July 15, 2025.

Under the agreement, Spectral acquired 100% of 42 Telecom’s issued and outstanding shares in exchange for 8 million shares of Spectral common stock, with an additional 8 million shares placed in escrow. The transaction includes a contractual guarantee that 42 will generate at least $16 million in profitable revenue for fiscal year 2025.

The integration of Spectral Capital’s 31 patent-pending innovations—focused at the intersection of artificial intelligence and quantum computing—positions 42 Telecom Ltd. to evolve into a global platform with transformative capabilities. By embedding Spectral’s proprietary technologies into 42’s existing messaging infrastructure, the company can unlock unprecedented levels of intelligent automation, fraud prevention, predictive engagement, and dynamic routing. These enhancements are expected to dramatically lower operating costs, optimize traffic monetization, and enable sophisticated enterprise-grade CRM and customer engagement features tailored for the U.S. market. With scalable, AI-driven personalization and quantum-secure communications layered into its SMS platform, 42 Ltd. is poised to differentiate itself in the high-margin U.S. enterprise segment, capturing market share from legacy providers and accelerating growth through value-added, low-latency API integrations for marketing, support, and behavioral analytics applications.

42 provides international telecommunications and messaging solutions. Its activities include SMS aggregation, enterprise messaging, OTT messaging (including Viber traffic), access to proprietary SS7 and messaging platforms, and subscription-based communication solutions. Through Arcus Technologies Ltd, 42also offers platform-as-a-service solutions tailored for the tourism sector. 42 serves a global customer base consisting primarily of mobile network operators and enterprises.

42 generates revenue from following streams:

•Messaging Services – includes SMS aggregation, enterprise messaging, and instant messaging (Viber). Revenue from these services is recognized at a point in time when each message or lookup is successfully processed and transmitted.

•Platform Services – includes SS7 platform access, managed services provided to related parties, and the Arcus tourism platform-as-a-service. Revenue from these services is recognized over time, as customers receive and consume the benefits of continuous access or managed service delivery.

Patent Portfolio Expansion

During the quarter, the Company continued to build out its global intellectual property portfolio with new filings across a range of advanced technologies, including artificial intelligence, quantum computing, and autonomous systems. These filings support Spectral’s core commercialization strategy, which is centered on licensing, productization, and strategic joint ventures. The patent applications filed during the quarter span both U.S. and international jurisdictions and are closely aligned with high-growth sectors in which Spectral is actively engaged. As of September 30, 2025, the Company had filed or prepared more than 500 patent applications, with additional filings anticipated in the coming quarters.

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

Agreement with Intrepid View Partners

On May 30, 2025, Spectral Capital Corporation entered into a Restated Share Transfer Agreement with Intrepid View Partners, LP, pursuant to which Spectral acquired 169,889 restricted common shares of a leading global autonomous vehicle company (the “WAV Company”) known for its next-generation, AI-driven approach to assisted and automated driving. The total consideration for the transaction was $16,988,900, payable in the form of 1,698,890 restricted shares of Spectral common stock valued at $10.00 per share. The acquired WAV shares are subject to a 12-month holding period and a three-year transfer restriction, mirroring restrictions on the Spectral shares issued in consideration. The transaction reflects Spectral’s continued strategy of leveraging its equity to gain exposure to transformative technologies in adjacent high-growth sectors, and was executed following restatement of a prior agreement to reflect recent corporate developments and updated disclosures. As of September 30, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Agreement with Telvanis Voice Services

On September 29, 2025, Spectral Capital Corporation (“Spectral”) entered into a binding term sheet with Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation, pursuant to which Spectral will acquire 100% of the issued and outstanding capital stock of Telvantis (the “Transaction”). Pursuant to the term sheet, the consideration consists of 10,000,000 shares of common stock of Spectral, including:

1,500,000 initial shares issued at closing; and

up to 8,500,000 additional earn-out shares, subject to performance milestones.

Telvantis shareholders may earn the additional shares if Telvantis achieves certain 2026 operating profit and/or revenue milestones, including:

$10,000,000 annualized operating profit, or

$665,000,000 in annualized revenue at comparable margins.

The shares will be subject to a 12-month lock-up period, with potential extension or cancellation if performance milestones are not met. Closing of the Transaction is subject to customary conditions, including:

completion of due diligence, delivery of audited financial statements prepared under U.S. GAAP and audited by a PCAOB-registered accounting firm, and board approvals of both parties. The term sheet is binding and enforceable upon execution, and the parties intend to negotiate and enter into a definitive stock purchase agreement and related documents.

Platform and Operations

Intellectual Property Development

At the core of Spectral Capital’s business model is the development of a defensible and forward-looking intellectual property portfolio, particularly at the intersection of artificial intelligence, quantum computing, and hybrid classical architectures. During the quarter ended September 30, 2025, Spectral continued its aggressive IP development efforts, filing patent applications across a broad array of emerging technology domains. These filings span U.S. and international jurisdictions and are strategically aligned with enterprise, defense, and advanced infrastructure applications. As of the date of this report, Spectral had filed or prepared over 500 utility and provisional patent applications, and anticipates continued momentum in this area throughout 2025 and 2026.

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

By the end of Q3 2025, Spectral had filed or prepared over 500 patent applications, with a further 400+ inventions in active development. The Company licensed 31 of these patents to 42 Telecom Ltd. in conjunction with a definitive share exchange agreement, demonstrating its ability to embed proprietary technology into operational platforms. Spectral also executed a $16.99 million share-for-share investment in a global autonomous vehicle company via its May 2025 agreement with Intrepid View Partners, providing long-term exposure to the evolution of AI-driven transportation technologies.

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

Outlook

As of September 30, 2025, Spectral Capital enters the final quarter of the year with a clear strategic mandate: to commercialize its expanding intellectual property portfolio, scale licensing and product operations, and deploy its integrated platform across a growing number of industry verticals. The Company’s immediate priorities include executing new licensing agreements, validating its proprietary software products through pilot deployments, and completing follow-on filings from its internal innovation pipeline of over 400 additional inventions.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Net revenues	$3,139,246	$-
Cost of revenues	2,428,879	-
Gross profit	710,367	-
Selling, general and administrative	1,240,552	610,588
Wages and benefits	441,984	36,000
Research and development	-	548,398
Total operating expenses	1,682,536	1,194,986
Loss from operations	(972,169)	(1,194,986)
Total other income (expense)	11,056	-
Income taxes	(3,490)	-
Net loss	$(964,603)	$(1,194,986)

Revenues and Cost of Revenues

Net revenues were $3,139,246 for the three months ended September 30, 2025, consisting of revenues derived from 42 Telecom operations after the closings of the acquisition on August 1, 2025. Cost of revenues for the same period was $2,428,879. The Company did not earn revenue for the three months ended September 30, 2024.

42 Telecom’s revenue consisted of the following:

	Three Months Ended September 30,
	2025	2024
Messaging Services, at a point in time	$3,121,927	$-
Platform Leasing, over time	17,319	-
Total	$3,139,246	$-

42 Telecom’s cost of revenue consists of direct expenses incurred in providing telecommunication and platform services and is recognized in the period in which the related revenues are earned. Cost of revenue includes accruals for third-party service providers, purchases of services from both local and non-EU vendors, and charges for telecommunication services inside and outside the EU, including data, voice, and connectivity costs. It also includes wholesale carrier and traffic fees, consultancy and technical service costs directly tied to service delivery, commissions and referral fees related to customer acquisition or usage. Additionally, platform or PaaS licensing fees and other directly attributable costs necessary to fulfill service obligations, such as internally generated software amortization used in service infrastructure, are included. These costs are recorded when incurred and matched to the related revenue in accordance with U.S. GAAP expense recognition principles.

Selling, general and administrative

Selling, general and administrative expenses were $1,240,552 for the three months ended September 30, 2025, compared to $610,588 for the three months ended September 30, 2024. The increase was primarily due to the acquisition of 42 Telecom in August, 2025. Selling, general and administrative expenses include rent and facilities, marketing and travel, professional and administrative services, depreciation, insurance and compliance costs, finance and bank charges, and other operating expenses.

Wages and benefits

Wages and benefits expenses were $441,984 for the three months ended September 30, 2025, compared to $36,000 for the three months ended September 30, 2024. The increase was primarily due to the acquisition of 42 Telecom in August, 2025. Wages and benefit expenses include gross wages and salaries, bonuses, performance-related pay, casual wages, training expenses, staff welfare and wellness costs, employer social insurance contributions, pensions, insurance costs, education, maternity contributions and other staff-related costs.

Research and Development costs

Research and development cost were $0 for the three months ended September 30, 2025, compared to $548,398 for the three months ended September 30, 2024. During the 2024 period, R&D activities primarily related to the advancement of Spectral’s proprietary artificial intelligence and quantum computing initiatives, including patent filings, prototype testing, and software tool development.

Other income (expense), net

Other income (expense), net, totaled $11,056 for the three months ended September 30, 2025, compared to ($265,596) for the same period in 2024. The 2025 balance primarily reflects foreign exchange gains and losses, minor interest expense on short-term borrowings following the acquisition and consolidation of 42 Telecom Ltd. and its subsidiaries.

Comparison of the Nine Months Ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net revenues	$3,139,246	$-
Cost of revenues	2,428,879	-
Gross profit	710,367	-
Selling, general and administrative	2,315,193	1,087,877
Wages and benefits	513,984	108,000
Research and development	-	548,398
Total operating expenses	2,829,177	1,744,275
Loss from operations	(2,118,810)	(1,744,275)
Total other income (expense)	11,056	(265,596)
Income taxes	(3,490)	-
Net loss	$(2,111,244)	$(2,009,871)

Revenues and Cost of Revenues

Net revenues were $3,139,246 for the nine months ended September 30, 2025, consisting of revenues derived from 42 Telecom operations after the closings of the acquisition on August 1, 2025. Cost of revenues for the same period was $2,428,879. The Company did not earn revenue for the nine months ended September 30, 2024.

42 Telecom’s revenue consisted of the following:

	Nine Months Ended September 30,
	2025	2024
Messaging Services, at a point in time	$3,121,927	$-
Platform Leasing, over time	17,319	-
Total	$3,139,246	$-

Selling, general and administrative

Selling, general and administrative expenses were $2,315,193 for the nine months ended September 30, 2025, compared to $1,087,877 for the nine months ended September 30, 2024. The increase was primarily due to the acquisition of 42 Telecom in August, 2025. Selling, general and administrative expenses include rent and facilities, marketing and travel, professional and administrative services, depreciation, insurance and compliance costs, finance and bank charges, and other operating expenses.

Wages and benefits

Wages and benefits expenses were $513,984 for the nine months ended September 30, 2025, compared to $108,000 for the nine months ended September 30, 2024. The increase was primarily due to the acquisition of 42 Telecom in August, 2025. Wages and benefit expenses include gross wages and salaries, bonuses, performance-related pay, casual wages, training expenses, staff welfare and wellness costs, employer social insurance contributions, pensions, insurance costs, education, maternity contributions and other staff-related costs.

Research and Development costs

Research and development cost were $0 for the nine months ended September 30, 2025, compared to $548,398 for the nine months ended September 30, 2024. During the 2024 period, R&D activities primarily related to the advancement of Spectral’s proprietary artificial intelligence and quantum computing initiatives, including patent filings, prototype testing, and software tool development.

Other income (expense), net

Other income (expense), net, totaled $11,056 for the nine months ended September 30, 2025, compared to $0 for the same period in 2024. The 2025 balance primarily reflects foreign exchange gains and losses, minor interest expense on short-term borrowings following the acquisition and consolidation of 42 Telecom Ltd. and its subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, the Company had cash and restricted cash totaling $447,401, compared to $107,475 as of December 31, 2024, representing an increase primarily attributable to the acquisition of 42 Telecom Ltd. and the consolidation of its operating cash balances. The acquisition added active revenue-generating operations and working capital resources, partially offset by transaction-related expenses and integration costs incurred during the quarter.

Spectral continues to fund its operations through a combination of cash on hand, short-term financing arrangements, and equity-based transactions. Management expects that the continued integration of 42 Telecom’s telecommunications and enterprise-messaging operations will provide improved near-term liquidity through recurring revenue and cash collections. However, the Company remains in an early growth stage and is dependent on external capital to fund its broader research, development, and corporate initiatives. While the Company believes it will be able to secure sufficient external funding to support near-term operations and post-acquisition integration, there can be no assurance that such capital will be available on favorable terms or at all. Management continues to evaluate strategic financing options—including private placements, joint ventures, and debt facilities—to strengthen the Company’s liquidity position and support long-term commercialization objectives.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(503,433)	$(886,260)
Net cash provided by (used in) investing activities	$190,899	$(128,907)
Net cash provided by financing activities	$633,643	$1,205,540

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $503,433, primarily due to our net loss of $2,111,244, partially offset by non-cash expenses of $1,513,376, and 94,434 in cash used in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024 was $886,260, primarily due to our net loss of $2,009,871, partially offset by non-cash expenses of $1,041,923, and 108,688 in cash provided by operating assets and liabilities.

Investing activities

Net cash provided by investing activities totaled $190,899 for the nine months ended September 30, 2025. The primary source of cash was funds acquired in connection with the 42 Telecom acquisition, which contributed to a net increase in investing cash flows. This inflow was partially offset by capital expenditures of $39,500 related to the purchase of property, plant, and equipment and $67,022 in payments for intangible assets, including software development.

Net cash used in investing activities totaled $128,907 for the nine months ended September 30, 2024, primarily related to the cash payment made in connection with the Quantomo proposed acquisition further discussed in Note 11.

Financing Activities

Net cash provided by financing activities totaled $633,643 for the nine months ended September 30, 2025, primarily due to capital raised through private offering and proceeds from short term advances.

Net cash provided by financing activities $1,205,540 for the nine months ended September 30, 2024. Net cash provided by financing activities during the nine months ended September 30, 2024 related to proceeds from short term advances and capital raised through our offerings.

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

Restated Share Transfer Agreement (May 30, 2025): On May 30, 2025, the Company executed a Restated Share Transfer Agreement with Intrepid View Partners, LP, under which Spectral acquired 169,889 common shares of a global autonomous vehicle company for an aggregate purchase price of $16,988,900, paid via the issuance of 1,698,890 restricted shares of Spectral’s common stock. As of September 30, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Rescission of Transactions with Sean Brehm and Affiliates: The Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations involving Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit. Under the agreement, Spectral retains ownership of 104 patent filings developed during the course of the collaboration. Brehm and his affiliates will pursue independent commercial development of the foregoing technologies in a separate private vehicle. All shares previously issued to Brehm and his affiliates have been returned and cancelled except for the private placement shares of 5,050,000 purchased by Brehm which were fully paid for. As of September 30, 2025, these entities did not have any assets or liability as to be reflected as discontinued operations. Additionally, the Company intends to continue the development of its intellectual property and software development on its own and does not require any resources, assets or inputs from any of the above entities or individuals to continue the development of its technologies.

During the nine months period ended September 30, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances.

42 Telecom Acquisition: On August 1, 2025 Spectral Capital Corporation completed the acquisition of 42 Telecom Ltd. pursuant to Share Exchange Agreement dated July 15, 2025. Under the terms of the agreement, Spectral agreed to acquire 100% of the issued and outstanding equity interests of 42 Telecom Ltd. in exchange for an aggregate of 16,000,000 shares of Spectral’s common stock, consisting of:

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

Telvantis Acquisition: On September 29, 2025, Spectral Capital Corporation (“Spectral”) entered into a binding term sheet with Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation, pursuant to which Spectral will acquire 100% of the issued and outstanding capital stock of Telvantis (the “Transaction”). Pursuant to the term sheet, the consideration consists of 10,000,000 shares of common stock of Spectral, including:

1,500,000 initial shares issued at closing; and

up to 8,500,000 additional earn-out shares, subject to performance milestones.

Telvantis shareholders may earn the additional shares if Telvantis achieves certain 2026 operating profit and/or revenue milestones, including:

$10,000,000 annualized operating profit, or

$665,000,000 in annualized revenue at comparable margins.

The shares will be subject to a 12-month lock-up period, with potential extension or cancellation if performance milestones are not met. Closing of the Transaction is subject to customary conditions, including:

completion of due diligence, delivery of audited financial statements prepared under U.S. GAAP and audited by a PCAOB-registered accounting firm, and board approvals of both parties. The term sheet is binding and enforceable upon execution, and the parties intend to negotiate and enter into a definitive stock purchase agreement and related documents.

Item 2.01. Completion of Acquisition or Disposition of Assets.

On August 1, 2025 Spectral Capital Corporation completed the acquisition of 42 Telecom Ltd. pursuant to the Share Exchange Agreement dated July 15, 2025. As consideration for the acquisition, the Company issued 8,000,000 shares of its common stock to the former shareholders of 42 Telecom Ltd. and agreed to issue an additional 8,000,000 shares of common stock as contingent consideration, subject to the achievement of specified post-acquisition performance milestones. Based on management’s current assessment, it is estimated that 1,000,000 contingent shares will ultimately be issued. The fair value of the total consideration was approximately $20.7 million. The transaction was consummated following the satisfaction of customary closing conditions, including board and shareholder approvals.

Following the closing, 42 Telecom Ltd. and its subsidiaries—42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta)—became wholly owned subsidiaries of Spectral Capital Corporation.

The Company is currently focused on integrating 42 Telecom’s high-volume international messaging platform, PaaS solutions, and telecommunications infrastructure with Spectral’s proprietary AI and quantum computing technologies. Management believes the integration will enhance Spectral’s ability to deliver scalable enterprise communications solutions and create recurring revenue opportunities across global markets.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the nine months ended September 30, 2025, the Company was  issued an aggregate of 394,700 shares of common stock for total gross proceeds of $404,970 pursuant to a private placement offering commenced in June 2025 which shares were issued in July and September 2025. The offering was conducted under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, and contemplated the issuance of up to 3,333,333 shares of common stock at a purchase price of $1.00 - $1.49 per share, for total potential gross proceeds of $3,333,333 to $4,966,666. These offerings were made to accredited investors only. None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. All investors represented that they were acquiring the securities for investment purposes and not with a view to distribution, and each received access to such information as would be made available in a registration statement. No general solicitation or advertising was used in connection with the offer or sale of these securities.

On August 1, 2025, the Company issued 8,000,000 shares of common stock to the former shareholders of 42 Telecom Ltd. in connection with the Company’s acquisition of 42 Telecom and its subsidiaries pursuant to the Share Exchange Agreement dated July 15, 2025. The issuance of these shares was made in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The shares were issued for non-cash consideration as part of the total purchase price, based on a fair value of approximately $18,400,000 as of the acquisition date.

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

10.4	Binding Term Sheet. Between Spectral Capital Corporation and Telvantis Voice Services, Inc., dated September 29, 2025.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2025	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President, Chief Executive Officer and Principal Financial and Accounting Officer