Form 10-K
period 2025-12-31
SPECTRAL CAPITAL Corp
filed 2026-03-31
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

[X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer; accelerated filer and smaller reporting company and emerging growth company; in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $121,296,020, based on the closing price of $2.93 per share on the OTC Markets on such date.

As of March 31, 2026, there were 89,354,216 shares of the registrant’s common stock, $0.0001 par value, outstanding.

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Spectral,” “Company,” “we,” “us,” “our” and similar words refer to Spectral Capital Corporation, a Nevada corporation, and its consolidated subsidiaries.

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

PART I

ITEM 1. BUSINESS

BUSINESS

Spectral Capital Corporation is a publicly traded technology company that operates as a hybrid research, intellectual property, and operating business. Spectral has operated continuously as an operating company; however, for much of its history, the Company’s operations were relatively small in scale and primarily focused on research and development, software experimentation, and intellectual property creation. While these efforts resulted in the development of proprietary technologies and technical know-how, Spectral’s earlier software products achieved limited commercial adoption and did not generate meaningful recurring revenues.

Beginning in 2024 and accelerating through 2025, Spectral initiated a strategic transformation designed to reduce reliance on speculative or long-cycle technology commercialization and to build a more diversified, revenue-oriented operating model. This transformation reflects management’s view that long-term shareholder value is best created by pairing intellectual property development with direct ownership of operating businesses that maintain established customer relationships, generate recurring revenues, and can benefit from the selective deployment of Spectral’s technologies. As a result, Spectral now operates as an integrated platform that combines ongoing research and development, intellectual property strategy, software development, and the ownership and operation of technology-enabled businesses.

Strategic Transformation and Focus

Spectral’s strategic evolution has not been a shift away from technology development, but rather a rebalancing of its business model. Historically, the Company functioned primarily as a technology incubator, with emphasis on invention, patent strategy, and early-stage software concepts. While this approach produced a growing body of intellectual property, it did not, on its own, result in sustained commercial traction.

The Company’s current strategy emphasizes building operating businesses that can function independently as commercial enterprises while also serving as practical environments for the application of Spectral’s intellectual property. These businesses are not exclusively dependent on the success of any single patent, algorithm, or software product. Instead, they generate revenues through established services and customer relationships, with Spectral’s technologies positioned as complementary tools that may enhance efficiency, margins, scalability, or competitive positioning over time.

Key Developments

Intellectual Property Development

Spectral continues to invest in the development of proprietary intellectual property across artificial intelligence, data processing, software architecture, and emerging computing approaches, including quantum-adjacent and hybrid computing concepts. To date, the company has developed more than 500 patentable innovations covering a broad range of system architectures, algorithms, and applied technologies. These innovations were designed to establish priority positions across multiple technical domains rather than to commercialize any single product.

In parallel, Spectral has developed an internal pipeline of additional inventions that management believes may be patentable. These potential inventions are subject to internal technical review, commercial relevance assessment, and prioritization, and may be pursued through future patent filings, trade secret protection, or other defensive measures. There can be no assurance that any such inventions will result in issued patents or commercially viable products.

Scientific and Technical Development

Spectral’s research and development activities focus on applied technologies intended for deployment in real-world commercial environments. These activities include software development, algorithm design, data analytics, automation tools, and system integration techniques. While the Company monitors and evaluates developments in advanced and emerging computing fields, including quantum-inspired approaches, many such initiatives remain exploratory in nature and may require substantial additional investment, validation, and time to achieve commercial readiness, if at all.

Corporate Governance and Transactional Cleanup

During 2025, Spectral undertook actions to simplify its corporate structure and clarify ownership of its intellectual property. This included the rescission of certain historical transactions that management determined were not aligned with long-term shareholder value. These actions preserved the Company’s independently developed intellectual property, reduced structural complexity, and allowed management to refocus resources on current operating priorities and strategic initiatives.

Platform and Operations

Telecommunications Businesses

A core component of Spectral’s current business model is the ownership and operation of technology-enabled businesses that provide services directly to customers, which have grown into the domain of telecommunications and data infrastructure in 2025. These businesses maintain their own customer relationships, generate recurring revenues, and operate within established commercial markets. Spectral’s operating subsidiaries provide services such as telecommunications infrastructure, enterprise messaging, routing, analytics, and related technology-enabled solutions across multiple jurisdictions.

Management’s operating strategy emphasizes service reliability, regulatory compliance, customer retention, and disciplined cost management. These operating businesses provide a commercial foundation that supports Spectral’s broader platform strategy and reduces dependence on speculative technology commercialization.

Role of Intellectual Property

Spectral’s intellectual property portfolio is intended to complement and enhance its operating businesses rather than serve as the sole driver of revenues. Proprietary technologies may be deployed internally to improve operational efficiency, automate workflows, enhance analytics, reduce fraud, or support margin expansion. In addition, Spectral may pursue licensing, strategic collaborations, or joint development arrangements where appropriate, although there can be no assurance that such arrangements will be completed.

Spectral’s intellectual property strategy includes a combination of patent filings and trade secret protection. In certain cases, management may determine that maintaining technologies as trade secrets provides greater long-term value than public disclosure through the patent process. This strategy involves inherent risks, including the potential for independent development or unauthorized disclosure.

Software Development

The Company develops proprietary software tools derived from its internal research and intellectual property. These products are designed to be scalable and cost-efficient to develop and deploy, with a focus on practical applications that support data analysis, automation, decision support, and operational intelligence. Software products may be deployed internally within operating businesses or offered to third parties, depending on market demand and strategic priorities.

Growth Strategy and Acquisitions

Spectral’s growth strategy contemplates a combination of organic growth within its operating businesses and selective acquisitions of additional technology-enabled companies. Management evaluates acquisition opportunities based on commercial viability, customer base, operational performance, and the potential for Spectral’s technologies to enhance value. The Company does not pursue acquisitions solely for intellectual property and does not assume that technology integration alone will result in improved performance.

Future acquisitions may be financed through a combination of cash, equity, or other consideration, subject to market conditions and the availability of capital. Integration efforts are expected to require management attention and resources, and there can be no assurance that anticipated benefits will be realized.

Market Position

Spectral operates in markets characterized by rapid technological change, increasing demand for data-driven services, and heightened regulatory and competitive pressures. The Company seeks to differentiate itself through a diversified operating model that combines commercial execution with selective technology deployment. Unlike companies that rely exclusively on the commercialization of emerging technologies, Spectral’s strategy emphasizes operational stability, incremental innovation, and disciplined capital allocation.

Outlook

Spectral’s business strategy is focused on executing its operating model, integrating acquired businesses, selectively deploying proprietary technologies, and pursuing growth opportunities in a disciplined manner. While the Company continues to invest in research and intellectual property development, management does not assume that any particular technology initiative will result in material revenue. The Company’s future results will depend on a variety of factors, including operating performance, market conditions, regulatory developments, and access to capital. There can be no assurance that Spectral will achieve its strategic objectives or generate sustained profitability.

Spectral Capital Corporation, a Nevada corporation (“us”, “we”, “our” or the “Company”) was formed in the state of Nevada on September 13, 2000.

Our principal executive offices are located at 701 Fifth Avenue, Suite 4200, Seattle, Washington 98104. Our phone number is (206) 262-7799. Our website is www.spectralcapital.com.

We reported a net income of $918,355 for the year ended December 31, 2025, compared to a net loss of $(3,270,544) for the year ended December 31, 2024. Net income for the year ended December 31, 2025 includes a non-cash gain of $3,387,266 from the change in fair value of contingent consideration liabilities recognized in connection with our business combinations.

Excluding this non-cash item, loss from operations was approximately $(2,468,911) for the year ended December 31, 2025.

As of December 31, 2025, our total assets were $150,746,286, compared to $113,975 at December 31, 2024, reflecting the consolidation of 42 Telecom Ltd. and Telvantis Voice Services, Inc. As of December 31, 2025, we had cash and cash equivalents of $2,087,400 and current assets totaled $59,451,611 compared with current liabilities of $102,018,696, resulting in a working capital deficit of $(42,567,085). Included within current liabilities is $34,838,484 of contingent consideration related to the Company's business combinations, which is expected to be settled through the issuance of equity. Excluding contingent consideration, our working capital deficit was $(7,728,601). Our accumulated deficit was $(33,415,041) as of December 31, 2025.

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

On August 8, 2022, we increased our common stock, $0.0001 par value per share, from 500,000,000 to 1,000,000,000 (the “Increase in Authorized Capital”). On November 22, 2022, we effected a reverse stock split of our common stock whereby every ten (10) shares of issued and outstanding common stock were combined into one (1) share of common stock (the “Reverse Stock Split”).

In May 13, 2024, Sean Michael Brehm joined Spectral as a member of the Board of Directors. At this time, the Company began pursuing a new direction as a quantum computing as a service (QaaS) technology accelerator, leveraging the Company’s previous expertise at incubating and accelerating cutting edge technologies, such as the Company’s Noot and Monitr technologies.

Node Nexus Network Co. LLC (“Node Nexus”) (August 2024) – Spectral acquired Node Nexus, a developer of decentralized cloud and quantum computing technologies, in August 2024 which was subsequently restructured as an asset purchase in November 2024. This transaction formed the core of Spectral’s flagship Vogon Cloud platform, bringing in proprietary DQ-LDB ledger technology and “QuantumVM” middleware for hybrid classical/quantum computing. The Node

Nexus acquisition provided Spectral with a secure, immutable distributed ledger for data storage and a highly efficient virtual machine to integrate classical and quantum workloads, establishing the foundation for the Company’s QaaS offerings. This transaction was rescinded in May 2025.

Quantomo OU (“Quantomo”) (September 2024) – In September 2024, Spectral acquired Quantomo, a pioneer in quantum tomography algorithms for advanced search and data analysis. Quantomo’s technology leverages quantum parallelism to dramatically accelerate search functions and AI inference across distributed datasets. This transaction was rescinded in May 2025.

crwdunit, Inc. (“crwdunit”) (agreement September 2024, closed December 2024) – Spectral entered into an agreement to acquire crwdunit, in September 2024 and formally closed the acquisition in December 2024. crwdunit developed a proprietary resource quantization mechanism that optimizes computing workloads (CPU, memory, storage, and bandwidth) in decentralized cloud environments. The acquisition added crwdunit’s performance-measurement technology and its community of stakeholders to Spectral’s portfolio. Together with Node Nexus and Quantomo, this addition broadened Spectral’s intellectual property and technical expertise, improving the performance and efficiency of the Vogon Cloud platform and strengthening the Company’s position in decentralized “edge” computing.  This transaction was rescinded in May 2025.

Verdant Quantum OU (December 2024)- Spectral entered into an agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors. This transaction was rescinded in May 2025

In the interest of fully clarification, all transactions with Sean Brehm, crwdunit, Quantomo, Node Nexus and Verdant Quantum OU and related entities were rescinded in May 2025.

Key Developments in 2025

During 2025, Spectral underwent a significant strategic transformation, transitioning from a research-driven company with no revenue into an operating company with established telecommunications subsidiaries generating recurring revenue. The principal corporate transactions during 2025 were as follows:

Acquisition of 42 Telecom Ltd. (August 2025). On July 15, 2025, Spectral entered into a definitive share-exchange agreement to acquire 100% of the issued and outstanding shares of 42 Telecom Ltd. (“42 Telecom”), a Maltese-organized telecommunications infrastructure provider. The transaction closed on August 1, 2025; 42 Telecom is now a wholly owned subsidiary of Spectral. As consideration, the Company issued 8,000,000 shares of its common stock and placed an additional 8,000,000 shares into escrow subject to earn-out and performance milestones. The acquisition included the following wholly owned subsidiaries of 42 Telecom: 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta). 42 Telecom provides international telecommunications and messaging solutions, including SMS aggregation, enterprise messaging, OTT messaging (including Viber traffic), access to proprietary SS7 and messaging platforms, and subscription-based communication solutions. 42 Telecom contributed approximately $21.8 million in revenue to the Company’s consolidated results of operations for the period from August 1, 2025 through December 31, 2025.

Eliznikcomp OÜ - Asset Purchase (October 2025). On October 15, 2025, Spectral entered into an Asset Purchase Agreement with Eliznikcomp OÜ, an Estonian corporation, pursuant to which Spectral acquired all right, title, and interest in twenty-one (21) patentable innovations related to native artificial intelligence operating systems developed in a Linux environment, FPGA optimization processes, and security and multi-application remote synchronization technology. As consideration, Spectral issued 9,000,000 shares of its common stock to the shareholders of Eliznikcomp. The transaction was structured as a taxable asset purchase. The acquired intellectual property has been recorded as §197 intangible assets and are being amortized over their respective estimated useful life for book purposes and over fifteen years for tax purposes.

Snack Prompt Corp. - Binding Term Sheet (October 2025). On October 3, 2025, Spectral entered into a Binding Term Sheet with Snack Prompt Corp. (“Snack Prompt”), a Delaware corporation, for the acquisition of 100% of the issued and outstanding capital stock of Snack Prompt. The transaction was binding only to the extent that Spectral make a good faith effort to conduct due diligence, but Spectral can still make the decision to proceed or not based on its judgment regarding the due diligence process.  As consideration, Spectral agreed to issue up to 10,000,000 shares of its common stock, consisting of 1,500,000 initial shares and up to 8,500,000 earn-out shares. The transaction is subject to customary closing conditions, including delivery of audited financial statements audited under PCAOB standards, completion of due diligence, board approval, and execution of a definitive Stock Purchase Agreement. Spectral also committed to invest up to $5,000,000 into the Snack Prompt business unit upon satisfaction of certain conditions. The transaction had not closed as of December 31, 2025.  To date, Spectral has not received required diligence materials from Snack Prompt and management believes it is substantially likely to terminate this transaction.

MultiCortex, LLC / Toroa, LLC - Binding Term Sheet (October 2025). On October 4, 2025, Spectral entered into a Binding Term Sheet with MultiCortex, LLC and Toroa, LLC (together, “MultiCortex”) for the acquisition of 100% of the issued and outstanding equity of MultiCortex. The transaction was binding only to the extent that Spectral make a good faith effort to conduct due diligence, but Spectral can still make the decision to proceed or not based on its judgment regarding the due diligence process.  As consideration, Spectral agreed to issue up to 10,000,000 shares of its common stock, consisting of 1,500,000 initial shares and up to 8,500,000 earn-out shares. Spectral also committed to invest up to $15,000,000 into the MultiCortex business unit upon satisfaction of certain conditions, including completion of an audit of MultiCortex financial statements under PCAOB standards and Spectral’s uplisting to the NASDAQ. Subsequent to year end, the Binding Term Sheet was terminated due to the failure to satisfy closing conditions, including the non-completion of due diligence. The termination was effective as of the date of the termination notice in 2026, and neither party has any continuing obligations under the term sheet.

Acquisition of Telvantis Voice Services, Inc. (December 2025). On December 29, 2025, Spectral entered into a Definitive Stock Purchase Agreement with Telvantis, Inc. (formerly Raadr, Inc.), a Nevada corporation, to acquire 100% of the issued and outstanding shares of Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation. The transaction closed on December 31, 2025; Telvantis is now a wholly owned subsidiary of Spectral. As consideration, Spectral issued 1,500,000 shares of its common stock at closing and may issue up to an additional 8,500,000 shares subject to fiscal year 2026 performance milestones. The acquisition included the following wholly owned subsidiaries of Telvantis: Phonetime, Inc. (U.S.), a subsidiary providing international voice termination services, and Matchcom Telecommunications, Inc. (U.S.), a subsidiary focused on customer care and telecom solutions. Telvantis is a telecommunications services provider specializing in VoIP and voice traffic solutions delivered primarily on a business-to-business basis. Telvantis was acquired on December 31, 2025 and accordingly contributed no revenues to the consolidated results of operations for the year ended December 31, 2025.

Patent Portfolio Expansion. During 2025, Spectral continued its aggressive expansion of its intellectual property portfolio, filing additional provisional patent applications covering innovations in artificial intelligence, quantum computing, telecommunications, and hybrid classical computing architectures. Combined with filings from 2024, the Company’s patent portfolio encompasses several hundred provisional and non-provisional applications. The Company also began the process of converting select provisional applications to utility patent applications for prosecution before the United States Patent and Trademark Office.

Management and Governance Changes. During 2025 and early 2026, the Company appointed Daniel Gilcher as Chief Financial Officer and Principal Accounting Officer (effective January 3, 2026) and reconstituted its Board of Directors, which as of the date of filing of this Annual Report on Form 10-K consists of Jenifer Osterwalder (CEO, President and Director), Daniel Gilcher (CFO), Jeff Chong (Director), Michael Turner (Director), Gottfried Werner (Director), and Olga Nezerenko (Director). The Company also established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee in preparation for its planned NASDAQ uplisting.

We have not been involved in a material bankruptcy, receivership, or similar proceeding.

PRINCIPAL PRODUCTS AND SERVICES

Products and Services

Spectral Capital Corporation’s products and services are organized around a diversified operating model that combines direct customer-facing businesses with ongoing technology development and intellectual property creation. While the Company continues to invest in proprietary software, algorithms, and data-driven technologies, its current operations are not exclusively dependent on the commercialization of intellectual property. Instead, Spectral seeks to deploy its technologies in ways that complement and enhance its operating businesses and selected third-party platforms.

Spectral’s strategy is organized around four interrelated areas: (1) the development and protection of proprietary intellectual property, including patents and trade secrets; (2) selective monetization of intellectual property through licensing and strategic arrangements; (3) development of proprietary software tools derived from internal research; and (4) the ownership and operation of technology-enabled businesses with established customer relationships and recurring revenues.

Intellectual Property Licensing and Strategic Arrangements

Spectral may enter into licensing or strategic collaboration arrangements that allow third parties to utilize certain proprietary technologies developed by the Company. These arrangements may include cash-based licensing fees, equity consideration, or a combination of both, depending on the structure of the transaction and the strategic objectives of the parties. Licensing arrangements are pursued selectively and are intended to complement the Company’s operating businesses rather than replace them as a primary source of revenue. There can be no assurance that any licensing arrangements will be completed or that they will generate material revenue.

Software Products and Internal Tools

Spectral develops proprietary software tools and platforms based on its internal research and intellectual property. These tools are designed to support data analysis, automation, operational intelligence, and decision-support functions and may be deployed internally within Spectral’s operating businesses or, in certain cases, offered to third parties. Software development efforts are focused on practical, scalable applications rather than speculative or purely experimental technologies. The Company does not assume that any individual software product will achieve broad market adoption or generate material standalone revenues.

NOOT and Monitr Platforms

The Company has previously developed software platforms known as NOOT and Monitr, each of which remains in a limited development or testing phase. These platforms were designed to explore collaborative intelligence, secure information management, and data aggregation concepts. Neither platform is currently commercialized at scale, and neither generates material revenue. Spectral continues to evaluate whether further development, integration, licensing, or discontinuation of these platforms is appropriate based on resource availability, strategic priorities, and market conditions.

Acquisition and Operating Business Model

A central component of Spectral’s current business is the ownership and operation of technology-enabled businesses that provide services directly to customers. Through acquisitions completed in 2025, the Company now operates data infrastructure, telecommunications and messaging infrastructure businesses that generate recurring revenues through established commercial services. These operating businesses are not dependent on the commercialization of Spectral’s intellectual property, although the Company may selectively deploy proprietary technologies to improve efficiency, analytics, automation, or scalability over time.

Spectral may pursue additional acquisitions of operating businesses that meet defined criteria, including established customer bases, recurring revenues, and opportunities for operational improvement. The Company does not pursue acquisitions solely for intellectual property and does not assume that integration of proprietary technology will necessarily result in improved performance.

Competition

Spectral operates in highly competitive markets that include telecommunications services, data-driven software, artificial intelligence-enabled tools, and emerging computing technologies. Competition varies by business line and includes established multinational technology companies, specialized service providers, and smaller technology firms. In the telecommunications sector, the Company competes with other infrastructure providers, aggregators, and platform operators. In software and technology development, competition includes firms offering analytics, automation, and AI-enabled solutions.

Many of the Company’s competitors have longer operating histories, greater brand recognition, larger customer bases, and substantially greater financial, technical, and marketing resources than Spectral. These competitors may be able to respond more quickly to technological change, devote greater resources to product development, or offer more favorable pricing. As a result, Spectral may face challenges in gaining or maintaining market share.

The Company’s ability to compete effectively depends on operational execution, customer service, regulatory compliance, and disciplined capital allocation. There can be no assurance that Spectral will be able to compete successfully in all of its markets.

Principal Agreements Affecting Our Ordinary Business

Except for agreements entered into in the ordinary course of business, including customer contracts, vendor agreements, and agreements relating to its acquired operating businesses, the Company does not currently have any material long-term agreements that are outside the ordinary course of its business.

Information Technology and Governmental Regulation

Spectral’s operations are subject to a variety of U.S. federal, state, and foreign laws and regulations applicable to technology, telecommunications, data processing, privacy, cybersecurity, and cross-border commerce. These laws and regulations are complex, continue to evolve, and may be subject to differing interpretations.

Compliance with applicable laws and regulations requires ongoing investment in systems, processes, and personnel and may increase operating costs or limit certain business activities. Regulatory requirements may affect the manner in which the Company collects, processes, stores, and transmits data; provides telecommunications services; and deploys software and technology solutions. Failure to comply with applicable laws and regulations could result in fines, penalties, litigation, reputational harm, or restrictions on the Company’s operations, any of which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

Environmental Matters

We do not anticipate any significant impact of environmental regulations on our business.

OPERATIONS

Spectral Capital Corporation operates as a technology platform company focused on the systematic development, protection, and commercialization of advanced intellectual property and software systems in artificial intelligence, algorithmic computing, and hybrid classical computing architectures. Historically, Spectral operated as a research-driven company with limited commercial operations and modest revenue generation. In recent periods, the Company has begun transitioning toward an operating model that combines intellectual property creation with direct commercial engagement, including licensing, software deployment, and the operation of acquired businesses that maintain customer relationships independent of Spectral’s intellectual property, while remaining complementary to it.

Our operations are organized around four interrelated pillars: (1) the development and protection of proprietary intellectual property, including patents and trade secrets; (2) selective monetization of intellectual property through licensing and strategic arrangements; (3) development of proprietary software tools derived from internal research; and (4) the ownership and operation of technology-enabled businesses with established customer relationships and recurring revenues.

This structure is designed to balance long-term value creation through invention with nearer-term revenue generation and operational scale.

1.Intellectual Property and Trade Secret Development

The foundation of Spectral’s operations is its internal invention and technology development process, which is designed to continuously generate novel algorithms, system architectures, and computational methods. Our innovation efforts focus primarily on artificial intelligence architectures, optimization and probabilistic modeling, secure computation, algorithmic decision systems, and hybrid classical computing approaches.

During 2024 and 2025, Spectral filed a substantial number of patent applications, including provisional and non-provisional applications, reflecting inventions developed internally and through collaboration with consultants and technical advisors. As disclosed elsewhere in this Annual Report on Form 10-K, a portion of these filings remain pending, and there can be no assurance that any particular application will mature into an issued patent or that issued patents will provide commercially meaningful protection.

In addition to patents, Spectral strategically relies on trade secrets to protect certain innovations, particularly in areas where public disclosure could enable reverse engineering or where rapid iteration may outpace the patent process. As part of this strategy, we may elect not to pursue patent protection for certain inventions, may withdraw patent applications, or may allow provisional applications to expire when management determines that continued confidentiality provides stronger protection. This approach reflects the realities of software- and AI-driven innovation, where competitive advantage may depend more on implementation detail, data, and operational know-how than on formal patent claims.

Our intellectual property development process includes internal invention review, technical vetting, legal evaluation, and strategic assessment of whether patenting, trade secret protection, or a hybrid approach is most appropriate. While we maintain a growing pipeline of patentable concepts, not all inventions are expected to be filed, issued, or commercialized, and there can be no assurance that our intellectual property strategy will prevent competitors from developing similar technologies.

2.Licensing and Structured IP Monetization

Spectral seeks to monetize certain elements of its intellectual property through selective licensing arrangements, structured to balance near-term economics with longer-term strategic value. Licensing arrangements may include upfront fees, royalties, milestone payments, equity interests, or combinations thereof. In many cases, licensing discussions are exploratory in nature and may not result in executed agreements.

We target licensing opportunities where our technologies can be integrated into third-party platforms in sectors such as data analytics, telecommunications-adjacent services, enterprise software, and automation. However, we do not expect licensing alone to be the primary driver of our operating revenues, and we do not assume that our intellectual property will be broadly adopted across markets without substantial customer validation and integration effort.

Because many of our technologies are emerging and application-specific, licensing discussions often involve extended evaluation periods, technical diligence, and customization. There can be no assurance that these discussions will result in material revenue or that licensees will successfully commercialize products incorporating our technologies.

3.Software Product Development and Deployment

In parallel with IP development, Spectral develops proprietary software tools and platforms that operationalize elements of its research and algorithmic capabilities. These products are designed to demonstrate practical application of our technologies and to support revenue generation independent of patent enforcement.

Our software development efforts emphasize modular architectures, reusable algorithmic components, and API-driven deployment models. Products may be delivered as standalone applications, integrated services, or internal platforms used within acquired operating businesses. Software development is conducted with a focus on capital efficiency, and products may be iterated, delayed, or discontinued based on customer feedback, technical feasibility, or resource constraints.

Historically, Spectral’s software products achieved limited commercial traction. Management believes that recent operational changes, including closer alignment with end-user needs and integration with operating businesses, may improve adoption; however, there can be no assurance that future software offerings will achieve market acceptance or generate material revenue.

4.Acquisition, Integration, and Operation of Technology-Enabled Businesses

Spectral’s operating strategy includes the acquisition and operation of technology-enabled businesses that possess existing customers, revenue streams, and operational infrastructure. These businesses are not solely dependent on Spectral’s intellectual property for their viability but are expected to benefit from selective application of Spectral’s technologies over time.

The Company’s recent acquisitions represent a significant expansion from a historically small, research-oriented organization into a more complex operational structure involving multiple jurisdictions, employees, regulatory frameworks, and customer relationships. Integration efforts focus on maintaining service continuity, regulatory compliance, and customer satisfaction while evaluating opportunities to improve efficiency and margins through automation, analytics, and software enhancements.

Not all anticipated benefits of these acquisitions may be realized, and integration efforts may require greater time, capital, and management attention than expected. In some cases, Spectral may determine that operational improvements are limited by market conditions, customer pricing sensitivity, or regulatory constraints.

Organizational Capabilities and Infrastructure

Spectral operates with a lean organizational structure, supplemented by consultants and advisors with expertise in engineering, intellectual property, and corporate development. This model is intended to control fixed costs while allowing access to specialized talent. However, reliance on external contributors introduces execution risk and may limit scalability.

Spectral does not currently have a full-time Chief Technology Officer at the corporate level, but instead relies on a combination of consultants, contractors and technologists at the subsidiary level who are close to the specific technological implementations of our intellectual property into current products. Spectral expects to significantly expand its technical staff as it looks to increase commercialization of its intellectual property and continues to build out that intellectual property.

As the Company expands its operating footprint, it is enhancing internal controls, financial reporting processes, and operational oversight to meet the requirements of a public company and a potential Nasdaq listing. These efforts may divert resources from product development and commercialization.

Outlook for Operations

Spectral’s near-term operational focus is on stabilizing and scaling its operating businesses, continuing disciplined intellectual property development, and selectively commercializing technologies through software and partnerships. While management believes this integrated approach provides multiple paths to value creation, the Company remains subject to significant execution, market, and financial risks.

There can be no assurance that Spectral will successfully transition from a primarily research-driven organization to a sustainably profitable operating company, or that its intellectual property and software initiatives will result in meaningful long-term returns for stockholders.

Outlook for Operations

In 2026, Spectral plans to expand its operational footprint in all four pillars. We anticipate a sharp increase in patent filings, a broadening of our licensing relationships, a commercial launch of multiple proprietary software tools, and follow-on acquisitions to reinforce our transformation strategy. These activities will be supported by continued expansion of our expert network and disciplined capital allocation aimed at maximizing shareholder value. We believe our integrated approach—rooted in original invention and practical deployment—uniquely positions Spectral to thrive in a rapidly evolving technological landscape.

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2024, we incurred research and development expenses of $745,024 related to the development of our current software products. This expense consists of expenses related to our technology acquisitions, primarily the acquisition of the Node Nexus technology which was subsequently rescinded.

For the year ended December 31, 2025, research and development expenses were $0, as the Company's activities during this period shifted toward the integration of acquired operating businesses and the continued development of its intellectual property portfolio through patent filings and trade secret protections rather than through capitalized or expensed R&D activities.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

For the year ended December 31, 2024, the Company did not have any customers, as its activities during that period were primarily focused on research and development, intellectual property creation, and strategic planning, and it had not yet commenced revenue-generating commercial operations.

For the year ended December 31, 2025, total revenues were $21,839,868, derived from the operations of 42 Telecom and its subsidiaries following the acquisition closing on August 1, 2025, Two customers individually accounted for 10% or more of consolidated revenues during the year ended December 31, 2025. One customer accounted for approximately 35.7% of consolidated revenues and another customer a related party of the Company accounted for approximately 33.0% of consolidated revenues. The loss of either of these customers could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

For the year ended December 31, 2025, two suppliers individually accounted for 10% or more of the Company's consolidated cost of revenue. One supplier accounted for approximately 36.0% of consolidated cost of revenue and another supplier, a related party of the Company, accounted for approximately 39.1% of consolidated cost of revenue. The loss of either of these suppliers could have a material adverse effect on the Company's results of operations and financial condition.

INTELLECTUAL PROPERTY

Intellectual Property and Technology Portfolio

Spectral Capital Corporation has developed a broad and evolving portfolio of proprietary technologies focused on advanced computation, algorithmic optimization, artificial intelligence, security, and hybrid classical computing architectures. The Company’s intellectual property strategy emphasizes systematic invention, selective patenting, and the strategic use of trade secrets, rather than reliance on any single technology or patent family.

To date, Spectral has reduced more than 500 distinct innovations to written patent applications, including provisional and non-provisional utility applications filed in the United States, covering a wide range of methods and systems relating to hybrid classical and quantum computing, algorithmic task orchestration, probabilistic modeling, error mitigation, security, cryptography, simulation, and data optimization. These applications reflect internally developed concepts as well as inventions developed with the assistance of technical consultants and collaborators. Many of these applications remain provisional or pending or are being evaluated for superior protection as trade secrets, and there can be no assurance that any application will result in an issued patent or that any issued patent will provide meaningful commercial protection.

In addition to applications already prepared, Spectral maintains an active pipeline of more than 400 additional patentable innovations that are currently under evaluation, documentation, or internal review. Not all innovations in this pipeline are expected to be filed as patent applications. Management regularly assesses whether particular inventions are more effectively protected through patent filings, trade secret protection, or a combination of both. In certain cases, the Company may elect not to pursue patent protection, may withdraw applications, or may allow provisional applications to expire where continued confidentiality, implementation complexity, or rapid iteration is believed to provide stronger protection than public disclosure.

The Company anticipates that, through continued invention, selective filing, and ongoing refinement of existing applications, it may have in excess of 1,000 patent applications in various stages of preparation, filing, or prosecution by the end of 2026. This estimate reflects the pace of internal innovation and documentation activities and does not represent a commitment to file or prosecute any specific number of applications.

Spectral’s intellectual property portfolio spans several functional domains, including:

•hybrid classical and quantum task allocation, optimization, and error mitigation methods;

•algorithmic security, cryptography, authentication, and data integrity systems;

•synthetic data generation, simulation, and probabilistic modeling frameworks;

•software-based orchestration of distributed, decentralized, and cloud-based computing environments; and

•materials, hardware-adjacent, and physics-informed computational models evaluated at a research or exploratory stage.

Intellectual Property Portfolio – Functional Areas

Spectral’s intellectual property portfolio encompasses a broad range of computational methods, algorithmic frameworks, and system architectures. The Company’s inventions are generally intended to address challenges associated with complexity, uncertainty, efficiency, and security in advanced computing environments. While the Company does not commercialize all inventions and does not operate quantum computing hardware, its patent applications and trade secrets generally relate to the following functional areas:

Hybrid Classical and Advanced Computing Methods

A substantial portion of Spectral’s intellectual property relates to algorithmic frameworks designed to coordinate, optimize, and manage workloads across heterogeneous computing environments. These inventions include methods for agent-based task migration, workload scoring, and dynamic allocation of computational resources based on latency, efficiency, energy consumption, and reliability considerations. Certain inventions address preprocessing and post-processing techniques intended to improve performance or reduce noise and error when integrating advanced or emerging computational approaches with conventional systems. These methods are designed to be adaptable to evolving hardware and software environments and are generally research-oriented in nature.

Materials and Hardware-Adjacent Computational Models

The Company has developed computational models and simulation techniques applicable to advanced materials, devices, and hardware-adjacent systems. These inventions generally focus on algorithmic design, modeling, and optimization rather than physical fabrication or manufacturing. Potential areas of application include materials discovery, catalysis, and device-level performance modeling. These inventions are primarily exploratory and may be evaluated for potential relevance to future research, licensing, or collaboration opportunities, but may never be commercialized.

Security, Cryptography, and Network Intelligence

Spectral’s intellectual property also includes algorithmic approaches relating to cybersecurity, cryptography, authentication, and network intelligence. These inventions address topics such as anomaly detection, risk scoring, behavioral analysis, and secure data handling within distributed or networked environments. Certain concepts are designed to support adaptability to evolving security standards, cryptographic methods, and threat models. These inventions are intended to complement existing security infrastructure rather than replace established cryptographic or network security systems.

Applied Modeling, Simulation, and Decision Support

The Company has developed computational methods intended to support complex modeling, simulation, and decision-support use cases. These inventions generally involve synthetic data generation, probabilistic modeling, scenario analysis, and large-scale simulation techniques. Potential applications may include environmental modeling, logistics optimization, fraud and risk detection, resource planning, and other data-intensive analytical contexts. These methods are designed to support analysis and forecasting rather than to provide definitive predictions or automated decision-making outcomes.

Many of the Company’s inventions are early-stage, conceptual, or research-oriented and may never be commercialized. The Company does not represent that it currently owns or operates quantum computing hardware, nor that any invention will result in commercially viable products or services. Commercialization, if any, may occur through internal software development, selective licensing, integration into operating businesses, or strategic collaborations.

The Company’s ability to protect its intellectual property depends on a number of factors, including the scope and enforceability of patents that may issue, the effectiveness of trade secret protections, the cost of enforcement, and the willingness of courts in various jurisdictions to uphold intellectual property rights. In certain jurisdictions, particularly outside the United States and Western Europe, enforcement of intellectual property rights may be limited or uncertain.

Conclusion

Spectral Capital Corporation’s potentially patentable innovations reflect a broad set of research-oriented and applied innovations focused on advanced computational methods, algorithmic optimization, and security-related systems. Collectively, these inventions illustrate the Company’s emphasis on hybrid computing approaches, data-driven optimization techniques, and methods intended to improve efficiency, reliability, and analytical capability in complex computing environments. Many of these innovations remain exploratory in nature and may be protected through a combination of patent filings and trade secret practices, and there can be no assurance that any particular invention will result in commercially viable products or services.

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

As of the date of this filing, we have executed non-disclosure agreements with key consultants or advisors.

HUMAN CAPITAL

As of the date of this filing, we had 97 full-time employees and 13 consultants.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

Properties

We rent a virtual office located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104, under a month-to-month basis. We pay monthly rent of $378.00 for this location. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Legal Proceedings

We are not party to any material legal matters. In the future, we may become party to legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. There was a claim made by a third-party entity regarding Mr. Brehm and Node Nexus.  The Company believes there is no basis for this claim and that the Company has no legal exposure on this claim.  In addition, the Company has been provided with an indemnity by Mr. Brehm for this claim.

MANAGEMENT

Executive Officers, Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Our Board of Directors was elected and will serve until their successor is duly elected and qualified or until their earlier resignation. The following table sets forth our directors and executive officers and their ages as of the date of this filing.

Name	Age	Position
Jenifer Osterwalder	61	Chief Executive Officer, President and Director
Daniel Gilcher	39	Chief Financial Officer and Principal Accounting Officer
Jeff Chong	49	Director
Michael Turner	53	Director
Gottfried Werner	51	Director
Olga Nezerenko	43	Director

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

Daniel Gilcher – Chief Financial Officer and Principal Accounting Officer

Daniel Gilcher was appointed Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Spectral Capital Corporation, effective January 3, 2026.

Mr. Gilcher brings extensive international public-company financial leadership experience across technology, telecommunications and capital markets. Prior to joining Spectral, he served as Chief Financial Officer and a Director of Mexedia, an Italian listed technology and communications company, and previously served as Interim Chief Financial Officer and a Director of Nuvo, an Israel-based healthcare company. In these and other roles, he has worked closely with management teams, boards of directors and auditors in multiple jurisdictions on financial reporting, public-market governance, mergers and acquisitions, due diligence, negotiation and post-merger integration.

Earlier in his career, Mr. Gilcher worked in investment analysis and portfolio management at Shareholder Value Management AG. He holds a Ph.D. in Empirical Finance from EBS Business School, an MBA from the Indian Institute of Management Ahmedabad, an M.Sc. in Finance from EBS Business School and an M.A. from Johannes Gutenberg University Mainz. His academic research has been published in peer-reviewed journals.

In connection with the previously disclosed acquisition of 42 Telecom and Telvantis, Mr. Gilcher received 400,000 shares and 175,000 shares, respectively, of Spectral common stock as acquisition consideration on August 1, 2025 and December 31, 2025, prior to his appointment as an executive officer. That issuance was made under the terms of the acquisitions and was not compensation for services.

As Chief Financial Officer, Mr. Gilcher oversees Spectral’s finance, accounting, reporting and capital markets functions as the Company advances its preparation for a planned listing on The Nasdaq Capital Market.

Jeffrey Chong-Director

Jeffrey Chong has been employed as an economist, capital markets expert and Chief Investment Officer for more than 20 years.  Since November 2024, Mr. Chong has been employed as an independent capital markets consultant to Spectral. Previously, he served as the Chief Investment officer of Turicum Asset Management AG (Zurich, Switzerland) from March of 2021 to September of 2023.  Mr. Chong has a bachelor’s degree in Economics from the University of Victoria.

Michael R. Turner, Director

Michael R. Turner has over 20 years of leadership and operational experience across the energy and advanced technology sectors. He has held senior executive roles including President of Operations and Vice President, where he led the implementation of advanced ultrasonic and hydrocarbon technologies, process optimization initiatives, and environmentally focused systems. Mr. Turner has extensive experience in facility commissioning, regulatory compliance, technology commercialization, and operational scaling. His background includes oversight of complex projects, collaboration on patent development, and executive leadership in both public and private organizations in Canada and internationally.

Gottfried Werner, Director

Mr. Werner began his career in tax consultancy before becoming Director of an international, Swiss-based leasing company. He later founded his own investment and consulting firm with a focus on Impact, IT, Telecommunications, Media, Entertainment, and Human Resources. Today, he operates the largest independent telecommunications retail network in Germany and serves on the boards of several companies. In addition, he owns a consulting firm specializing in lobbying and facilitating business relations between the German and English-speaking markets.

Olga Nezerenko-Director

Dr. Nezerenko holds a PhD in Economics and Business Administration from Tallinn University of Technology and is a senior expert recognized for her strategic oversight of complex systems, quality assurance, and long-term program management. She has served since 2004 as Head of the Logistics Study Programme at the Estonian Entrepreneurship University of Applied Sciences, where she has led curriculum development, supervised applied research, and managed industry partnerships. Dr. Nezerenko is actively involved in professional and sectoral organizations, including long-standing membership in the Estonian Logistics and Freight Forwarding Association and representation within the Transport and Logistics Professional Chamber.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Corporate governance refers to the policies and structure of the Board of Directors of a corporation, whose members are elected by and are accountable to the shareholders of the company. Corporate governance encourages establishing a reasonable degree of independence of the board from executive management and the adoption of policies to ensure the board recognizes the principles of good management. Our Board is committed to sound corporate governance practices, as such practices are both in the interests of shareholders and help to contribute to effective and efficient decision-making.

Board of Directors

Our Board is responsible for the stewardship of the Company, overseeing management and the enhancement of shareholder value. The Board is responsible for:

(a)adopting a strategic plan for the Company and reviewing the plan in light of management’s assessment of emerging trends, the competitive environment, the opportunities for the business of the Company, risk issues, and significant business practices and products;

(b)ensuring that the risk management of the Company is prudently addressed;

(c)reviewing the Company’s approach to human resource management and overseeing succession planning for management;

(d)reviewing the Company’s approach to corporate governance, including an evaluation of the adequacy of the mandate of the Board, director independence standards and

(e)compliance with the Company’s Code of Business Conduct and Ethics;

(f)upholding a comprehensive policy for communications with shareholders and the public at large.

The frequency of meetings of the Board and the nature of agenda items may change from year to year depending upon the activities of Spectral. Our Board of Directors intend to meet at least quarterly and at each meeting there is a review of the business of Spectral.

Our Board facilitates its exercise of independent supervision over the Company’s management through meetings of the board held for the purposes of obtaining an update on significant corporate activities and plans, both with and without members of the Company’s management being in attendance.

Board Composition; Independence

The NASDAQ listing standards require that a majority of our Board of Directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Olga Nezerenko, Michael Turner and Gottfried Werner, are considered to be independent. Our Board currently consists of five directors, three of whom are independent.

Board Committees

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and its standing committees. As of the date hereof, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Audit Committee

Our audit committee consists of Ms. Nezerenko, Mr. Turner and Mr. Werner serving as the chairman. Our Board has determined that Gottfried Werner is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●helping to ensure the independence and performance of the independent registered public accounting firm;

●discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●reviewing our policies on risk assessment and risk management;

●reviewing related party transactions;

●obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm

Compensation Committee

Our compensation committee consists of Mr. Turner, and Ms. Nezerenko. The functions of the compensation committee will include:

●reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

●reviewing and recommending that our Board approve the compensation of our directors;

●reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

●administering our stock and equity incentive plans;

●selecting independent compensation consultants and assessing conflict of interest compensation advisers;

●reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and

●reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Turner and Ms. Nezerenko,

The functions of the nominating and governance committee will include:

●identifying and recommending candidates for membership on our Board;

●including nominees recommended by stockholders;

●reviewing and recommending the composition of our committees;

●overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and

●making recommendations to our Board concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face our general risk management strategy, and also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Our bylaws provide our Board with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. The Board currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. Our Chief Executive Officer, who is also a member of our Board, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for the Board meetings, presides over meetings of the Board and tries to reach a consensus on Board decisions. Although these roles are currently separate, the Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the Board. The Company does not currently have a Chairman of the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, applicable to all of our directors, officers, employees and all persons performing similar functions. A copy of the code is attached as Exhibit to this Annual Report on Form 10-K. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is attached hereto as an Exhibit.

Family Relationships

None of our directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

ITEM 1A. RISK FACTORS

Risk Factors: Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before making an investment decision.

RISK FACTORS

Investing in our securities is speculative and involves a high degree of risk. You should consider carefully the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto, before you decide to purchase our securities. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially adversely affected, the value of our securities could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.

Risks Related to Our Business

Our financial situation creates doubt whether we will continue as a going concern.

Since inception, the Company has had limited operations, and has a working capital deficiency. This deficiency and lack of operations raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that we will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or obtain funding from this report or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

If we are unable to keep up with rapid technological changes, our products may become obsolete.

The market for our products is characterized by significant and rapid change. Although we will continue to expand our product line capabilities in order to remain competitive, research and discoveries by others may make our processes, products or brands less attractive or even obsolete.

We may not have adequate capital to fund our business.

If our available capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations, cash flows and business performance would be materially adversely affected. We may not be able to raise needed additional capital or financing due to market conditions or for regulatory or other reasons. We cannot assure that we will have adequate capital to conduct our business.

Competition could adversely affect our business.

Our industry in general is competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues. In addition, some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop market share and our future business prospects could be adversely affected.

If we are unable to develop and maintain our brand and reputation for our product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we serve. If problems with our products cause our customers to have a negative experience or failure or delay in the delivery of our products to our customers, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel. If we lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future. We may not have written employment agreements with all of our senior management. We do not have any key person insurance.

We are subject to government regulation, and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing our industries in the U.S. and other countries in which we operate. Uncertainty surrounding existing and future laws and regulations may impede our services and increase the cost of providing such services. These regulations and laws may cover taxation, tariffs, user pricing, distribution, consumer protection and the characteristics and quality of services.

Our success depends on our ability to develop, integrate, and commercialize new technologies and product offerings in rapidly evolving markets

The markets in which we operate, including artificial intelligence-enabled software, telecommunications platforms, and related data and network services, are characterized by rapid technological change, evolving customer requirements, and frequent introductions of new products and services. Our ability to compete successfully depends in significant part on our ability to develop new technologies, enhance and integrate existing platforms, and commercialize new products and services in a timely and cost-effective manner.

Our growth strategy relies in part on the development of proprietary technology and the integration of technologies, platforms, and personnel acquired through strategic transactions.

Successfully introducing new or enhanced products and services requires us to anticipate market needs, allocate significant financial and management resources, and coordinate engineering, product development, sales, and marketing efforts. These efforts are complex and involve risks, including delays, cost overruns, technical challenges, and difficulties integrating acquired technologies into a cohesive and scalable product offering.

The success of our new product and technology initiatives depends on a number of factors, including, without limitation:

•our ability to successfully integrate newly acquired technologies and platforms into our existing operations;

•the performance, reliability, and scalability of our software and network-based solutions;

•timely development and deployment of new features and functionality;

•customer acceptance and adoption of new or enhanced products and services;

•competition from larger, better-capitalized companies with greater development resources; and

•our ability to protect and maintain our intellectual property.

If we are unable to successfully develop, integrate, and commercialize new technologies and products, or if our product offerings do not achieve market acceptance, our revenues, operating results, cash flows and growth prospects could be adversely affected.

Our business depends in part on the successful development, deployment, and operation of artificial intelligence technologies, including AI-enabled solutions used in telecommunications and network-based services, which involve significant technical, regulatory, and commercial risks

We develop and deploy artificial intelligence-enabled technologies across certain aspects of our business, including applications in telecommunications, network services, data analytics, and related software platforms. In telecommunications and network-based environments, AI technologies may be used to support functions such as traffic routing, network optimization, fraud detection, analytics, customer engagement, and operational decision-making. These technologies are highly complex, rapidly evolving, and dependent on large volumes of data and reliable system performance.

AI systems used in telecommunications and similar environments may produce inaccurate, incomplete, or unintended outputs, may not perform consistently across different networks, geographies, or traffic conditions, or may fail to adapt effectively to changing usage patterns or network configurations. Errors or deficiencies in our AI models, algorithms, data inputs, or system integration could result in service disruptions, degraded network performance, customer dissatisfaction, contractual disputes, regulatory scrutiny, or reputational harm.

In addition, the use of AI in telecommunications and data-driven services may be subject to heightened regulatory oversight, including regulations relating to data privacy, automated decision-making, transparency, network reliability, consumer protection, and cross-border data transfers. Compliance with existing and future laws and regulations governing artificial intelligence, telecommunications, and data usage may increase our costs, limit our ability to deploy certain AI-enabled features, or require us to modify, suspend, or discontinue certain products or services.

The successful commercialization of our AI-enabled offerings also depends on customer acceptance, demonstrable performance improvements, and our ability to compete with larger, better-capitalized companies that may have greater access to data, computing resources, and development talent. If we are unable to successfully develop, deploy, scale, and manage our AI technologies in telecommunications and other applications, or if our AI-enabled products and services do not perform as expected or achieve market acceptance, our business, financial condition, results of operations and cash flows could be adversely affected.

We are subject to complex and evolving data privacy, data protection, and cybersecurity laws and regulations, including the GDPR, which could increase our compliance costs, restrict our operations, and expose us to significant liabilities

Our business involves the collection, processing, storage, transmission, and analysis of data, including personal data, in multiple jurisdictions. As a result, we are subject to a wide range of data protection, privacy, cybersecurity, and data localization laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”), as well as U.S. federal and state privacy laws and other international regulations. These laws are complex, continue to evolve, and are subject to differing interpretations, creating uncertainty regarding compliance requirements.

The GDPR and similar laws impose stringent obligations relating to data processing, security safeguards, transparency, consent, cross-border data transfers, and individual rights, and provide for significant penalties for non-compliance. For example, violations of the GDPR can result in administrative fines of up to the greater of €20 million or 4% of global annual revenue. Compliance with these requirements has required, and may continue to require, substantial investments in systems, processes, personnel, and legal resources, and may limit our ability to develop, deploy, or commercialize certain products or services.

In addition, many data protection laws impose strict requirements on the use of data in artificial intelligence and analytics applications, including limitations on automated decision-making, profiling, data retention, and secondary use of data. These restrictions may reduce the effectiveness or competitiveness of certain AI-enabled features or require material changes to our business practices.

We may also be subject to claims, investigations, enforcement actions, or litigation by regulators, customers, or data subjects arising from actual or alleged failures to comply with applicable data protection or cybersecurity laws, or from data security incidents, breaches, or unauthorized access to data. Any such events could result in significant fines, penalties, remediation costs, reputational harm, loss of customers, and adverse impacts on our business, financial condition, results of operations and cash flows.

Risks Related to Emerging Quantum and Quantum-Adjacent Technologies

Our business may rely in part on emerging quantum and quantum-adjacent technologies that are unproven, may not achieve commercial viability, and could require significant investment without corresponding returns.

Certain aspects of our technology roadmap and long-term strategy contemplate the use of emerging quantum computing technologies or quantum-adjacent approaches, including hybrid classical-quantum architectures and quantum-inspired algorithms. These technologies remain at an early stage of development and are subject to significant technical uncertainty. There can be no assurance that quantum computing technologies will mature to a level that enables practical, scalable, or commercially viable applications within anticipated timeframes, or at all.

The development of quantum technologies requires substantial investment in research, specialized expertise, and infrastructure, and progress is dependent on advances in hardware, error correction, software tooling, and ecosystem adoption that are largely outside of our control. Even if quantum or quantum-adjacent technologies become technically feasible, they may not be cost-effective, may be outperformed by advances in classical computing, or may fail to achieve meaningful customer adoption.

In addition, claims or expectations regarding quantum capabilities may be subject to heightened scrutiny by customers, investors, and regulators, particularly if perceived benefits are not realized or are difficult to validate. If our quantum-related initiatives do not progress as expected, require significant additional investment, or fail to produce commercially successful products or services, our growth prospects, operating results, cash flows, and market perception could be adversely affected.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of us. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws or any other governmental regulations that apply to us, we may be subject to criminal actions and significant civil monetary penalties, which would adversely affect our ability to operate our business and our results of operations.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of any similar outbreak, the impact on our customers and employees, may be uncertain and we may not be able to predict the impact on our business, operations and cash flows.

Risks Related to the Integration of Acquired Businesses, Including 42 Telecom and Telvantis, and Any Future Acquisitions

We have recently completed the acquisitions of 42 Telecom and Telvantis, and we may pursue additional acquisitions or strategic investments in the future. These acquisitions represent a significant expansion of our business from a historically research- and IP-focused enterprise with a much less complex operating business with fewer than 10 employees into a series of multi-national businesses with more than 50 employees operating in several locations with established customers, revenue streams, personnel, regulatory obligations, and operational infrastructures. Our ability to successfully integrate these businesses is subject to substantial risks and uncertainties, and there can be no assurance that the anticipated benefits of these transactions will be fully realized or realized on the expected timeline.

The integration of 42 Telecom and Telvantis requires the successful coordination of disparate business models, technologies, corporate cultures, financial controls, and operational processes. These companies operate in the telecommunications and messaging services sector, which differs materially from our historical emphasis on intellectual property development, licensing, and advanced computing research. As a result, management must devote significant time and resources to overseeing ongoing operations, ensuring service continuity, complying with international telecommunications regulations, and aligning these businesses with our broader strategic objectives. These integration efforts may divert management attention from other aspects of our business, including the development and commercialization of our proprietary technologies.

We may encounter difficulties in harmonizing information technology systems, accounting and internal control frameworks, cybersecurity protocols, billing and revenue recognition processes, and compliance programs across acquired entities. Any failure to effectively integrate these systems could result in operational disruptions, increased costs, data integrity issues, delayed financial reporting, or weaknesses in internal control over financial reporting. In addition, the integration process may involve unexpected expenses, restructuring costs, or the assumption of liabilities that were not fully anticipated at the time of acquisition.

Our acquisitions also depend on the retention and effective integration of key personnel from the acquired businesses. The loss of executives, engineers, sales personnel, or other critical employees of 42 Telecom or Telvantis—whether as a result of integration challenges, cultural differences, uncertainty, or otherwise—could adversely affect customer relationships, operational continuity, and institutional knowledge. Moreover, differences in corporate culture, management style, or employee expectations may impair collaboration and reduce productivity.

Future acquisitions present additional risks. We may not be able to identify suitable acquisition targets, complete acquisitions on favorable terms, or successfully integrate additional businesses into our operations. Acquired businesses may not perform as expected, may fail to achieve projected revenues or profitability, or may expose us to unanticipated regulatory, legal, operational, or financial risks. In some cases, we may issue equity as consideration for acquisitions, which could result in dilution to existing stockholders, or assume debt or contingent liabilities that increase our financial risk.

If we are unable to successfully integrate 42 Telecom, Telvantis, or any future acquired businesses, or if the integration process takes longer or is more costly than anticipated, our growth strategy, operating results, financial condition, and prospects could be materially and adversely affected, and the market price of our common stock could decline.

Our Telecommunication Businesses Are Subject Rapid Change and Intense Competition

The telecommunications and messaging services markets in which 42 Telecom and Telvantis operate are subject to intense competition, rapid technological change, pricing pressure, and evolving regulatory requirements across multiple jurisdictions. Any inability to maintain service quality, customer relationships, or regulatory compliance during or after integration could result in customer attrition, reputational harm, contractual disputes, fines, penalties, or loss of operating licenses, any of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In addition, certain acquisition agreements, including those related to Telvantis, may include earn-out provisions, escrow arrangements, or performance-based consideration. Disputes may arise regarding the achievement of performance milestones, the calculation of financial metrics, or the interpretation of contractual terms. Any such disputes could result in litigation, arbitration, additional share issuance, cash payments, or other outcomes that may be adverse to us.

Risks Related to Our Ability to Improve the Operating Margins of 42 Telecom and Telvantis Through the Integration of Our Technology and Intellectual Property

A key element of our growth strategy is the expectation that we can enhance the operating margins and long-term profitability of 42 Telecom and Telvantis by integrating our proprietary intellectual property, including emerging artificial intelligence–driven and advanced analytics solutions, into their existing telecommunications and messaging operations. This strategy involves deploying new technologies to improve routing efficiency, reduce fraud, optimize pricing, automate network management, enhance customer engagement, and lower operating costs. However, the integration of these technologies into live, revenue-generating telecommunications platforms is complex and subject to significant technical, operational, regulatory, and commercial risks. Our technologies are in varying stages of development and may require substantial customization to function effectively within the legacy systems, network architectures, and customer environments of 42 Telecom and Telvantis. Integration efforts may take longer than anticipated, require greater investment, disrupt existing operations, or fail to perform as intended, and any service instability, performance degradation, cybersecurity vulnerability, or data integrity issue could result in customer dissatisfaction, contract terminations, regulatory scrutiny, or reputational harm.

In addition, any anticipated margin improvements depend on factors beyond technology deployment, including customer adoption, pricing dynamics, competitive responses, and ongoing cost structures. Customers may be unwilling to pay higher prices for enhanced services or may demand concessions that offset efficiency gains, while competitors may adopt similar technologies or engage in aggressive pricing strategies. Further, any cost savings achieved through automation or optimization may be partially or fully offset by increased expenditures related to research and development, personnel, infrastructure, compliance, or customer support. Regulatory requirements applicable to telecommunications and data processing, particularly across international jurisdictions, may further limit the scope or effectiveness of technology-driven efficiencies. If we are unable to successfully integrate our technology and intellectual property into the operations of 42 Telecom and Telvantis, or if such integration fails to deliver meaningful or sustainable margin improvements, our growth strategy, financial condition, results of operations, cash flows, and the market price of our common stock could be materially and adversely affected.

Risks Related to our Financial Position and Capital Needs

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flows.

Our proliferation into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business, results of operations and cash flows could be materially adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

Risks Related to our Intellectual Property

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

A third party may sue us or one of our strategic collaborators for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce licensed rights or to determine the scope and validity of third-party intellectual property rights.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or attempt to compete in the market with a substantially similar product.

Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages, and litigation could disrupt our commercial activities.

Any inability to protect our intellectual property rights could reduce the value of our products and brands, which could adversely affect our financial condition, results of operations, cash flows and business.

Our business is partly dependent upon our trademarks, trade secrets, copyrights and other intellectual property rights. Effective intellectual property rights protection, however, may not be available under the laws of every country in which we and our sub-licensees may operate. There is a risk of certain valuable trade secrets, beyond what is described publicly in patents, being exposed to potential infringers. Regardless of our technology being protected by patents or otherwise, there is a risk that other companies may employ the technology without authorization and without recompensing us.

The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. There is a risk that we may have insufficient resources to counter adequately such infringements through negotiation or the use of legal remedies. It may not be practicable or cost effective for us to fully protect our intellectual property rights in some countries or jurisdictions. If we are unable to successfully identify and stop unauthorized use of our intellectual property, we could lose potential revenue and experience increased operational and enforcement costs, which could adversely affect our financial condition, results of operations, cash flows and business.

The intellectual property behind our products may include unpublished know-how as well as existing and pending intellectual property protection. All intellectual property protection eventually expires, and unpublished know-how is dependent on key individuals.

The commercialization of our licensed products is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of them, the ability to properly manufacture our products without compromising quality and performance could be diminished greatly.

Knowledge published in the form of any future intellectual property has finite protection, as all patents and trademarks have a limited life and an expiration date. While continuous efforts will be made to apply for patents and trademarks if appropriate, there is no guarantee that additional patents or trademarks will be granted. The expiration of patents and trademarks relating to our products may hinder our ability to sub-license or sell our products for a long period of time without the development of a more complex licensing strategy.

Our reliance on a combination of trade secrets and patents to protect our intellectual property, particularly in artificial intelligence and algorithmic technologies, exposes us to risks that could limit our ability to protect and monetize our innovations

We rely on a combination of intellectual property protections, including trademarks, patents, provisional patent applications, trade secrets, confidentiality agreements, and contractual restrictions, to protect our proprietary technologies, particularly in the areas of artificial intelligence, algorithms, software, and data-driven systems. As part of our intellectual property strategy, we may determine in certain circumstances that specific innovations are better protected as trade secrets rather than through patent protection. Accordingly, we may strategically withdraw patent applications or allow provisional patent applications to expire when we believe that public disclosure through the patent process would increase the risk of imitation or reverse engineering.

While trade secrets can provide potentially long-term protection, they are inherently more difficult to protect than patented technologies. Trade secret protection may be lost if the information becomes publicly known, is independently developed by competitors, or is improperly disclosed or misappropriated. We cannot be certain that the measures we take to protect our trade secrets, including confidentiality agreements, internal controls, and access restrictions, will be effective in preventing unauthorized use or disclosure, particularly as we expand our operations, integrate acquired businesses, or collaborate with third parties.

Our patent portfolio also involves significant risks and uncertainties. Patent applications may not be granted, may be narrowed during examination, or may take years to issue, if at all. Even if patents are issued, they may be challenged, invalidated, or found unenforceable, or they may be insufficient to prevent competitors from developing similar or competing technologies through alternative approaches that do not infringe our claims. In the artificial intelligence and software fields, in particular, competitors may be able to engineer around patents relatively easily or achieve comparable results using different algorithms, architectures, or data sources.

In addition, our technologies may inadvertently infringe upon the intellectual property rights of third parties, including patents held by competitors, non-practicing entities, or other technology companies. Claims of infringement, whether or not ultimately successful, could result in costly litigation, diversion of management attention, significant legal expenses, the requirement to obtain licenses on unfavorable terms, or the suspension or modification of our products or services. We may not have sufficient financial resources to aggressively defend our intellectual property rights or to pursue enforcement actions against infringers in all cases.

The effectiveness of patent protection also varies significantly by jurisdiction. In certain countries or regions where enforcement of intellectual property rights is limited or unpredictable, including parts of Asia, Eastern Europe, Latin America, and other emerging markets, our ability to prevent unauthorized use, copying, or misappropriation of our technologies may be substantially reduced. In such jurisdictions, competitors or other third parties may be able to replicate or commercialize technologies similar to ours with limited risk of effective legal recourse.

If we are unable to adequately protect our intellectual property through trademarks, trade secrets, patents, or other means, or if our intellectual property strategy proves ineffective, our competitive position, growth prospects, and operating results could be adversely affected.

Risks Related to Litigation and Disputes Arising from Acquisition Activities

Our business strategy includes the pursuit of acquisitions, strategic investments, and other corporate transactions, some of which may be completed, modified, rescinded, or not consummated at all. Transactions of this nature inherently involve complex negotiations, contractual arrangements, valuation judgments, and integration planning, and as a result may give rise to actual or perceived disagreements among counterparties, shareholders, former owners, advisors, or other stakeholders. Even where transactions are not completed, are terminated by mutual agreement, or are subsequently rescinded, parties may assert claims relating to alleged breaches of contract, representations or warranties, fiduciary duties, disclosure obligations, or other legal or equitable theories.

Although the litigation and disputes described in Item 3 are not expected to have a material adverse effect on the Company's consolidated financial position, we operate in a business and regulatory environment that is inherently litigious. As a result, we may from time to time become subject to claims, demands, investigations, arbitration, or litigation arising out of past, present, or prospective acquisition-related activities. Defending against such matters, regardless of their ultimate merit, could result in substantial costs, diversion of management time and attention, reputational harm, delays in executing our business strategy, or adverse outcomes, any of which could materially and adversely affect our business, financial condition, results of operations, cash flows and the market price of our common stock.

Risks Related to Ownership of Our Securities

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

Our management has limited experience in managing the day-to-day operations of a larger public company and, as a result, we may incur additional expenses associated with the management of our Company.

The management team is responsible for the operations and reporting of the Company. The requirements of operating as a public company are many and sometimes difficult to navigate. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. If we lack cash resources to cover these costs of being a public company in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flows and financial condition after we commence operations.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

Certain of our stockholders hold a significant percentage of our outstanding voting securities, which could reduce the ability of minority stockholders to effect certain corporate actions.

Our officers and directors, and significant stockholders are the beneficial owners of approximately 33% of our outstanding voting securities. As a result, they possess significant influence over our elections and votes and their ownership and control may have the effect of facilitating and expediting a future change in control, merger, consolidation, takeover or other business combination, or encouraging a potential acquirer to make a tender offer. Their ownership and control may also have the effect of delaying, impeding, or preventing a future change in control, merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Once our common stock is quoted, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our Board of Directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our common stock is currently subject to the SEC’s “penny stock” rules, which may adversely affect the liquidity and market price of our common stock

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exemptions. Our common stock is currently quoted on the OTC market and has a market price of less than $5.00 per share. As a result, our common stock is currently subject to the SEC’s penny stock rules unless and until our common stock is listed on a national securities exchange.

We have applied for the listing of our common stock on The Nasdaq Capital Market, which qualifies as a national securities exchange for purposes of the penny stock rules. However, there can be no assurance that our application will be approved or that we will successfully complete such listing. If our common stock is not listed on The Nasdaq Capital Market, the penny stock rules will continue to apply.

Under the penny stock rules, broker-dealers effecting transactions in penny stocks for customers other than institutional accredited investors must, among other things:

•make a special written suitability determination for the purchaser;

•obtain the purchaser’s prior written consent to the transaction;

•provide the purchaser with a standardized risk disclosure document describing the risks associated with investing in penny stocks and the nature of the penny stock market; and

•obtain a signed and dated acknowledgment from the purchaser confirming receipt of such disclosure.

The additional requirements imposed by the penny stock rules may discourage broker-dealers from effecting transactions in our common stock, which could limit the liquidity of our common stock and make it more difficult for investors to sell their shares. As a result, the market price of our common stock may be adversely affected.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in our financial reporting and the value of our common stock could be adversely affected.

As an SEC-reporting company, we are required to maintain effective internal control over financial reporting and to disclose any material weaknesses in such internal control. We are also required to evaluate and report on changes in our internal control over financial reporting on a quarterly basis. In addition, we are required to provide a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

As we continue to expand our operations, complete acquisitions, and prepare for listing on The Nasdaq Capital Market, our internal control over financial reporting will need to evolve and become more robust. Implementing, maintaining, and testing effective internal controls is a complex process that requires significant management attention, specialized expertise, and financial resources. There can be no assurance that our internal control over financial reporting will be effective in all respects or that we will not identify material weaknesses in the future.

If we identify material weaknesses in our internal control over financial reporting as we have in the past, if we are unable to maintain effective controls, or if we are unable to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial statements. Any such loss of confidence could have an adverse effect on the market price of our common stock. In addition, we could become subject to regulatory scrutiny, including investigations or enforcement actions by the SEC or other regulatory authorities, which could require additional management time and financial resources.

Risks Related to Our OTC to Nasdaq Potential Uplisting

Our management has limited experience in managing the day-to-day operations of a public company and, as a result, we may incur additional expenses associated with the management of our Company.

If securities or industry analysts publish inaccurate or unfavorable research about our business, or they cease coverage of our common stock, our stock price could decline.

The trading market for our common stock may be influenced in part by the research and reports that securities or industry analysts publish about us or our business. We do not control the content, timing, or accuracy of any analyst reports or recommendations. If one or more of the analysts who elect to cover us publishes inaccurate or unfavorable research, issues an adverse recommendation, or ceases coverage of our common stock, the market price of our common stock could decline.

In addition, there may be a limited number of analysts who cover our common stock, particularly during the period following a potential listing on The Nasdaq Capital Market. A lack of analyst coverage, or the withdrawal of coverage, could result in reduced trading volume and decreased liquidity, which could also adversely affect the market price of our common stock.

Although our common stock is currently quoted on the OTC market, an active, liquid, and orderly trading market may not develop or be sustained, which could make it difficult for you to sell your shares

Our common stock is currently quoted and traded on the OTC market. We have applied to list our common stock on The Nasdaq Capital Market; however, there can be no assurance that our application will be approved or that, even if approved, an active, liquid, and orderly trading market for our common stock will develop or be sustained following any such listing.

The market price and trading volume of our common stock may be volatile and could be affected by a variety of factors, including changes in our operating results, investor perceptions, general market conditions, and the level of analyst coverage of our business. If trading in our common stock is limited or inactive, you may be unable to sell your shares in a timely manner or at prices that you consider attractive, or at all.

In addition, a lack of sustained trading liquidity could adversely affect our ability to raise capital through equity financings or to use our common stock as consideration in strategic transactions, including acquisitions or partnerships.

We may not be able to satisfy the listing requirements of The Nasdaq Capital Market, and even if our common stock is approved for listing, we may be unable to maintain such listing

We have applied to list our common stock on The Nasdaq Capital Market. Listing on The Nasdaq Capital Market is subject to Nasdaq’s approval and requires us to satisfy a number of quantitative and qualitative listing standards, including requirements relating to minimum stockholders’ equity, market value of publicly held shares, minimum bid price, corporate governance, and ongoing reporting obligations. There can be no assurance that our application for listing will be approved or that we will be able to satisfy all applicable listing requirements.

Even if our common stock is approved for listing on The Nasdaq Capital Market, we will be required to continue to meet Nasdaq’s ongoing listing standards. If we fail to comply with any of these requirements, our common stock could be subject to delisting. In addition, our Board of Directors may determine in the future that the costs associated with maintaining a listing on a national securities exchange outweigh the benefits of such listing.

If our common stock is not approved for listing on The Nasdaq Capital Market, or if it is delisted after listing, the liquidity of our common stock could be significantly reduced. A delisting could materially impair our stockholders’ ability to buy and sell our common stock, adversely affect the market price and trading volume of our common stock, and significantly impair our ability to raise capital or use our common stock as consideration in strategic transactions. As a result, the value of your investment could be adversely affected.

Investing in our Company is highly speculative and could result in the entire loss of your investment.

Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. Our shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment.  For this reason, each prospective purchaser of the offered shares should read this Annual Report on Form 10-K and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends on our common stock in the foreseeable future.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our Board of Directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the Board of Directors or current management and could make a third-party acquisition of the Company difficult.

The Company’s bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. Furthermore, the Board of Directors has the ability to increase the size of the Board and fill newly created vacancies without stockholder approval. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

The market price for our shares of common stock may be volatile and may not reflect our underlying value.

The financial markets in the United States and other countries have experienced significant price and volume fluctuations in recent years. The market price of our common stock may be volatile and subject to wide fluctuations. We cannot assure you that the market price of our shares of common stock will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time. The market price for our shares of common stock may be volatile and subject to wide fluctuations due to factors such as:

●the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●actual or anticipated fluctuations in our quarterly operating results;

●changes in financial estimates by securities research analysts;

●negative publicity, studies or reports;

●our capability to catch up with the technology innovations in the industry;

●announcements by us or our competitors of acquisitions, strategic business relationships, joint ventures or capital commitments; and

●addition or departure of key personnel.

In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our shares of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company takes cybersecurity risk management seriously and has implemented processes intended to assess, identify, and manage material risks from cybersecurity threats as part of its overall risk management framework.

Spectral has adopted policies and procedures designed to protect its information systems, networks, and data assets from unauthorized access, misuse, and disruption. These measures include employee training on data security and privacy, incident detection and response capabilities, and the use of industry-standard security tools and technologies. The Company’s cybersecurity program is overseen by management and reported to the Board of Directors on a periodic basis.

As of the date of this Annual Report on Form 10-K, the Company has not experienced any known cybersecurity incidents that had a material effect on our business, operations, or financial condition. During the reporting period, no cybersecurity breach or attack has been identified that resulted in significant data loss, financial costs, or operational disruptions for Spectral. Nevertheless, cybersecurity threats continue to evolve rapidly, and no security program can guarantee absolute protection against all attacks. A significant cybersecurity incident in the future could potentially cause substantial harm to the Company, including business interruptions, remediation costs, reputational damage, loss of sensitive information, or legal and regulatory consequences. Spectral remains proactive in updating and strengthening its cybersecurity measures in light of new threats and technological changes. For further information on the risks associated with cybersecurity and data protection, refer to the “Risk Factors” section of this Annual Report on Form 10-K (Item 1A) which discusses these risks in more detail.

ITEM 2. DESCRIPTION OF PROPERTY

We rent a virtual office located at 701 Fifth Avenue, Suite 4200, Seattle, Washington, 98104, under a month-to-month basis. We pay monthly rent of $378.00 for this location. Through our subsidiary 42 Telecom, we maintain office space in Malta, Sweden, and the United Kingdom. Through our subsidiary Telvantis, we maintain operational facilities in the United States. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

Tellza, Inc. v. Telvantis Voice Services Inc. f/k/a Mexedia Inc. (Broward County, Florida; Case No. Cace-25-017748). On January 1, 2023, Telvantis Voice Services Inc. ("Telvantis"), now a wholly owned subsidiary of the Company, entered into a stock purchase agreement with Tellza, Inc. to acquire Tellza's ownership interest in Phonetime, Inc. and Matchcom Telecommunications, Inc. as part of a $3,000,000 purchase price. Telvantis was required to pay $250,000 on January 1, 2024 and did not make this payment. Tellza filed suit to recover the $250,000. Telvantis filed a motion to dismiss, and the parties subsequently entered into an Agreed Order. Based on the facts as presently known, the Company is unable to determine the likelihood of an unfavorable outcome; however, a loss contingency in the range of zero to $250,000 is reasonably possible. No accrual has been recorded as of December 31, 2025 as the loss is not considered probable. The Company acquired Telvantis effective December 31, 2025.

42 Telecom Ltd. v. Symplify Technologies AB (Malta; Case No. 937/2025). 42 Telecom Limited ("FortyTwo"), a wholly owned subsidiary of the Company, instituted legal proceedings in the Civil Court, First Hall, of the Republic of Malta against Symplify Technologies AB, a Swedish corporation, for recovery of €443,118.70 (approximately $478,000) in unpaid invoices for telecommunications services. The case was filed September 15, 2025. Subsequent to year-end, on March 26, 2026, the Court entered judgment in favor of FortyTwo for the full amount of €443,118.70 plus legal interest and costs. The defendant did not appear or contest the proceedings. The judgment is now subject to collection. The Company has not recorded a receivable for the judgment amount as collectability has not yet been assessed.

Arcus Technologies Ltd.

Arcus Technologies Limited, an indirect subsidiary of the Company, entered into a settlement agreement with a customer relating to outstanding debt, with monthly payments. The matter has been resolved by agreement.

There was also a claim made by a third-party entity regarding former Chairman Sean Michael Brehm and Node Nexus Network. The Company believes there is no basis for this claim and that the Company has no legal exposure on this claim because an indemnity has been provided by Mr. Brehm.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Markets, OTCQB, under the symbol “FCCN.” We have applied to list our Common Stock on the Nasdaq Capital Market under the symbol “FCCN.”

The following table sets forth the high and low bid prices per share for our common stock for the quarterly periods indicated. The prices represent inter-dealer quotations, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

FCCN – Quarterly High / Low Table (2024–2025)

Year	Quarter	Quarterly High	Quarterly Low
2024	Q3 (Jul–Sep)	5.31	2.55
2024	Q4 (Oct–Dec)	6.20	3.23
2025	Q1 (Jan–Mar)	11.30	3.09
2025	Q2 (Apr–Jun)	4.01	2.00
2025	Q3 (Jul–Sep)	3.33	1.60
2025	Q4 (Oct–Dec)	4.35	1.81

Holders of Common Stock

As of March 31, 2026 there were approximately 163 holders of record of our common stock. As of such date, there were 89,354,216 shares of our Common Stock issued and outstanding.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain any future earnings to finance growth and development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to applicable laws, and will be dependent upon our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

Subsequent to the fiscal year ended December 31, 2025, on March 13, 2026, the Company issued 100,000 shares of common stock at a price of $2.00 per share to one accredited investor in a private placement for aggregate proceeds of $200,000. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No underwriters were involved. The shares bear a restrictive legend and have not been registered under the Securities Act.

For a description of unregistered securities issued during the fiscal year ended December 31, 2025, see Note 12 — Stockholders’ Equity in the consolidated financial statements included in this Annual Report.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto (the “Financial Statements”). Unless the context indicates otherwise, references to “Spectral,” “the Company,” “we,” “us,” and “our” in this MD&A refer to Spectral Capital Corporation and its consolidated subsidiaries. All dollar amounts are in U.S. dollars unless otherwise stated.

OVERVIEW

Spectral Capital Corporation is a technology company focused on the development, monetization, and integration of proprietary intellectual property (IP) at the convergence of artificial intelligence (AI), hybrid classical computing, and emerging quantum technologies. In August 2025, the Company completed the acquisition of 42 Telecom a global telecommunications and messaging infrastructure provider. The transaction marked a major strategic shift, transforming Spectral from a pre-revenue R&D enterprise with operations focused on the identification and development of intellectual property to a much more complex company with established revenue-generating activities. The increase in complexity of our operations also included a substantial increase in personnel related to our telecommunications businesses. Following the acquisition, 42 Telecom and its subsidiaries became wholly owned subsidiaries of Spectral. 42 Telecom provides enterprise messaging, SMS aggregation, SS7 platform access, and PaaS communication solutions to customers across Europe and other regions. As a result, Spectral’s consolidated financial results for the year ended December 31, 2025 reflect the inclusion of 42 Telecom’s operations beginning August 1, 2025. Going forward, the Company’s performance will be driven by both its AI and quantum IP development initiatives and the commercial operations of 42 Telecom and Telvantis, which provide recurring service revenues, operating cash flows, and a foundation for integrating Spectral’s proprietary technologies.

The Company’s strategic platform is organized around four core pillars:

1.The development of patentable and protectable IP;

2.The monetization of that IP through licensing arrangements and equity-based transactions;

3.The development and deployment of cost-effective software solutions derived from proprietary innovations; and

4.The acquisition and transformation of technology companies through the integration of Spectral’s IP.

Each product or service developed or acquired by Spectral is designed to derive from, reinforce, or scale one or more of these strategic growth pillars.

At the center of Spectral’s operations is its research and development capability, which identifies protectable innovations that can improve revenue and operating margins in technology businesses or which are capable of generating stand-alone licensing value. Spectral uses this intellectual property to enhance its current businesses and to identify future businesses whose operations and profits might be enhanced by the integration of Spectral’s technology. Spectral also has an intellectual property licensing capability which enables third-party enterprises to incorporate

Spectral-developed technologies into their own products and platforms. These licensing arrangements are intended to include a mix of upfront cash payments and equity participation, providing both near-term revenues and longer-term upside aligned with the growth of Spectral’s partners. The licensing model is especially attractive to companies operating in sectors such as artificial intelligence, cybersecurity, autonomous systems, logistics, and advanced data analytics, where integration of cutting-edge algorithms and architectures can provide meaningful competitive differentiation.

As of the date of this filing, Spectral has identified over 900 patentable innovations in various stages of research, and development in a broad array of emerging technology fields, with particular concentration at the intersection of artificial intelligence and quantum computing. These applications span innovations in quantum-enhanced machine learning, secure multiparty computation, hybrid neural architectures, synthetic training data generation, and autonomous system optimization. In connection with the Company’s acquisition of 42 Telecom, Spectral intends to license a portfolio of 31 of these patent applications to 42 Telecom, thereby enabling the integration of advanced messaging infrastructure with proprietary Spectral technologies for commercial deployment.

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

Spectral also pursues a targeted acquisition strategy focused on underperforming or undercapitalized technology businesses that can be revitalized through integration of Spectral’s IP and computing capabilities. Following acquisition of a particular company, Spectral deploys its proprietary innovations into the acquired business’s operations, driving improvements in revenue growth, margins, and overall market relevance. This transformation model is designed to generate both operational gains and strategic monetization opportunities through future joint ventures, divestitures, or public offerings.

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

Key Developments in the Year Ended December 31, 2025

During the year ended December 31, 2025, Spectral Capital Corporation advanced a series of strategic, operational, and research initiatives in furtherance of its goal to build a differentiated technology platform at the intersection of artificial intelligence, quantum computing, and hybrid computational systems. The Company’s activities during the year reflect a continued focus on intellectual property development, disciplined capital allocation, and the strengthening of governance and commercialization infrastructure.

Acquisition of 42 Telecom Limited

On August 1, 2025, Spectral completed the acquisition of 42 Telecom, a global provider of enterprise messaging infrastructure. The acquisition closed following the execution of a Closing Certificate confirming the satisfaction of all conditions in the Definitive Share Exchange Agreement signed July 15, 2025.

Under the agreement, Spectral acquired 100% of 42 Telecom’s issued and outstanding shares in exchange for 8 million shares of Spectral common stock, with an additional 8 million shares placed in escrow. The escrow shares are releasable based on 42 Telecom's consolidated net profit for the year ended December 31, 2025, with up to 1,000,000 escrow shares released for each $1,000,000 of net profit above a $1,000,000 threshold, up to the maximum of 8,000,000 escrow shares in aggregate.

The integration of Spectral’s innovations—focused at the intersection of artificial intelligence and quantum computing—positions 42 Telecom to evolve into a global platform with transformative capabilities. These innovations include both patentable innovations as well as trade secrets that can enhance operating efficiency, lower costs and increase product capabilities. By embedding Spectral’s proprietary technologies into 42 Telecom’s existing messaging infrastructure, the company can unlock levels of intelligent automation, fraud prevention, predictive engagement, and dynamic routing. These enhancements are expected to lower operating costs, optimize traffic monetization, and enable sophisticated enterprise-grade CRM and customer engagement features tailored for the U.S. market. With scalable, AI-driven personalization and quantum-secure communications layered into its SMS platform, 42 Telecom Ltd. can potentially differentiate itself in the high-margin U.S. enterprise segment, capturing market share from legacy providers and accelerating growth through value-added, low-latency API integrations for marketing, support, and behavioral analytics applications.

Telecom 42 provides international telecommunications and messaging solutions. Its activities include SMS aggregation, enterprise messaging, OTT messaging (including Viber traffic), access to proprietary SS7 and messaging platforms, and subscription-based communication solutions. Through Arcus Technologies Ltd, Telecom 42 Telecom also offers platform-as-a-service solutions tailored for the tourism sector. Telecom 42 serves a global customer base consisting primarily of mobile network operators and enterprises.

Telecom 42 generates revenue from following streams:

•Messaging Services – includes SMS aggregation, enterprise messaging, and instant messaging. Revenue from these services is recognized at a point in time when each message or lookup is successfully processed and transmitted.

•Platform Services – includes SS7 platform access (see below), managed services provided to related parties, and the Arcus tourism platform-as-a-service. Revenue from these services is recognized over time, as customers receive and consume the benefits of continuous access or managed service delivery.  Signaling System No. 7 (SS7) network, is the global signaling backbone used by telecom operators to set up, manage, route, and bill calls and messages between networks.

Patent Portfolio Expansion

During the year, the Company continued to build out its global intellectual property portfolio with the identification and development of new potentially patentable innovations across a range of advanced technologies, including artificial intelligence, quantum computing, and autonomous systems. These innovations support Spectral’s core commercialization strategy, which is centered on licensing, productization, and strategic joint ventures based on the strength of the intellectual property portfolio. The patentable innovations identified and developed during the quarter span both U.S. and international jurisdictions and are closely aligned with high-growth sectors in which Spectral is actively engaged. As of December 31, 2025 the Company had filed or prepared more than 500 patent applications, with additional filings anticipated in the coming quarters.

Scientific Research and Innovation Pipeline

In addition to its active filings, the Company advanced foundational research that has produced a pipeline of more than 400 additional patentable innovations. These innovations—currently in various stages of internal validation, refinement, and drafting—cover a broad array of novel system architectures, signal processing methods, applied machine learning models, and quantum-photonic integration techniques. The Company expects to continue phased filings of these innovations throughout 2026. This pipeline positions Spectral as a potential long-term partner to corporate, academic, and governmental institutions seeking frontier innovation in complex computational environments.

Strategic Consultant Engagements

During the quarter, Spectral deepened its engagement with several senior scientific and commercial consultants with expertise in intellectual property development, deep tech commercialization, and regulatory strategy. These consultants—who include former engineers, patent counsel, and executives from major firms in AI, semiconductors, and quantum computing—have materially contributed to the Company’s R&D velocity and patent quality. Their input has strengthened Spectral’s claim construction, accelerated the innovation capture process, and provided market insights that enhance the Company’s strategic positioning in global IP and commercialization frameworks.

Rescission of Brehm Transactions and Preservation of Core IP

In the second quarter of 2025, the Company successfully completed the rescission of several previously disclosed transactions involving former Chairman Sean Michael Brehm and his affiliated entities. These rescinded transactions—originally structured around entry into the semiconductor markets—were determined to be misaligned with Spectral’s long-term strategic and fiduciary priorities. As a result of the rescission, Spectral preserved full rights to its independently developed IP portfolio, clarified title to over 100 provisional patent applications, and canceled approximately $100 million in share-based consideration in the form of the return to treasury of preferred stock by Sean Brehm based on the common stock value as converted at that time. This action improved governance posture, eliminated potential sources of dilution, and reaffirmed the integrity of the Company’s intellectual property strategy.

Agreement with Intrepid View Partners-Cancellation

On May 30, 2025, Spectral Capital Corporation entered into a Restated Share Transfer Agreement with Intrepid View Partners, LP, pursuant to which Spectral acquired 1,698,890 restricted common shares of a leading global autonomous vehicle company (the “WAV Company”) known for its next-generation, AI-driven approach to assisted and automated driving. The total consideration for the transaction was $16,988,900, payable in the form of 1,698,890 restricted shares of Spectral common stock valued at $10.00 per share. The acquired WAV shares are subject to a 12-month holding period and a three-year transfer restriction, mirroring restrictions on the Spectral shares issued in consideration. The transaction reflects Spectral’s continued strategy of leveraging its equity to gain exposure to transformative technologies in adjacent high-growth sectors, and was executed following restatement of a prior agreement to reflect recent corporate developments and updated disclosures. As of December 31, 2025, there has been no accounting recognition associated with the Restated Share Transfer Agreement. The Company elected to cancel this transaction as of March 11, 2026, as it decided to focus on data infrastructure businesses rather than autonomous vehicles. The parties have no remaining obligations to each other, and Spectral will not be issuing any of its shares nor will it be receiving shares of WAV.

Eliznikcomp OÜ - Asset Purchase (October 2025). On October 15, 2025, Spectral entered into an Asset Purchase Agreement with Eliznikcomp OÜ, an Estonian corporation, pursuant to which Spectral acquired all right, title, and interest in twenty-one (21) patentable innovations related to native artificial intelligence operating systems developed in a Linux environment, FPGA optimization processes, and security and multi-application remote synchronization technology. As consideration, Spectral issued 9,000,000 shares of its common stock to the shareholders of Eliznikcomp. The transaction was structured as a taxable asset purchase. The acquired intellectual property has been recorded as §197 intangible assets and are being amortized over their respective estimated useful life for book purposes and over fifteen years for tax purposes.

Snack Prompt Corp. - Binding Term Sheet (October 2025). On October 3, 2025, Spectral entered into a Binding Term Sheet with Snack Prompt, a Delaware corporation, for the acquisition of 100% of the issued and outstanding capital stock of Snack Prompt. As consideration, Spectral agreed to issue up to 10,000,000 shares of its common stock, consisting of 1,500,000 initial shares and up to 8,500,000 earn-out shares. The transaction is subject to customary closing conditions, including delivery of financial statements audited under PCAOB standards, completion of due diligence, board approval, and execution of a definitive Stock Purchase Agreement. Spectral also committed to invest up to $5,000,000 into the Snack Prompt business unit upon satisfaction of certain conditions. The transaction had not closed as of December 31, 2025.  To date, Spectral has not received required diligence materials from Snack Prompt and management believes it is substantially likely to terminate this transaction.

MultiCortex, LLC / Toroa, LLC - Binding Term Sheet (October 2025). On October 4, 2025, Spectral entered into a Binding Term Sheet with MultiCortex for the acquisition of 100% of the issued and outstanding equity of MultiCortex. As consideration, Spectral agreed to issue up to 10,000,000 shares of its common stock, consisting of 1,500,000 initial shares and up to 8,500,000 earn-out shares. Spectral also committed to invest up to $15,000,000 into the MultiCortex business unit upon satisfaction of certain conditions, including completion of an audit of MultiCortex financial statements under PCAOB standards and Spectral’s uplisting to the NASDAQ. Subsequent to year end, the Binding Term Sheet was terminated due to the failure to satisfy closing conditions, including the non-completion of due diligence. The termination was effective as of the date of the termination notice in 2026, and neither party has any continuing obligations under the term sheet.

Agreement with Telvantis Voice Services

On September 29, 2025, Spectral entered into a binding term sheet with Telvantis, a Florida corporation, pursuant to which Spectral will acquire 100% of the issued and outstanding capital stock of Telvantis (the “Transaction”). Pursuant to the term sheet, the consideration consists of 10,000,000 shares of common stock of Spectral, including:

•1,500,000 initial shares issued at closing; and

•up to 8,500,000 additional earn-out shares, subject to performance milestones.

Telvantis shareholders may earn the additional shares if Telvantis achieves certain 2026 operating profit and/or revenue milestones, including:

•$10,000,000 annualized operating profit, or

•$665,000,000 in annualized revenue at comparable margins.

The shares will be subject to a 12-month lock-up period, with potential extension or cancellation if performance milestones are not met. Closing of the Transaction is subject to customary conditions, including: completion of due diligence, delivery of audited financial statements prepared under U.S. GAAP and audited by a PCAOB-registered accounting firm, and board approvals of both parties.

Closing of Telvantis Transaction

On December 31, 2025, Spectral completed the acquisition of 100% of the issued and outstanding capital stock of Telvantis, pursuant to a definitive Stock Purchase Agreement dated December 29, 2025, by and between Spectral and Telvantis, formerly Raadr, Inc., the sole shareholder of Telvantis. At the closing of the transaction, Spectral issued 1,500,000 shares of its common stock to the seller as initial consideration, with the right to issue up to an additional 8,500,000 shares of common stock subject to the achievement of specified post-closing performance milestones related to revenues and operating profitability. The shares issued and issuable in connection with the transaction are subject to contractual lock-up, resale, earn-out, and beneficial ownership limitation provisions, including a 4.9% ownership cap per holder. The transaction is intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code. The acquisition will be reflected in the Company’s consolidated financial statements beginning in the first quarter of fiscal year 2026, and the Company is in the process of completing the allocation of the purchase price and related accounting adjustments.

Subsequent Event-Agreement with Intermatica S.p.A.

On January 7, 2026, Spectral entered into a binding term sheet with Intermatica S.p.A., (“Intermatica”) an Italy-based telecommunications and enterprise messaging company, outlining a proposed strategic transaction pursuant to which Spectral would contribute selected proprietary intellectual property and advanced software technologies in exchange for a combination of equity participation, commercial collaboration rights, and potential future consideration tied to performance milestones. The contemplated transaction was structured to enable Intermatica to integrate Spectral’s AI-enabled and advanced analytics technologies into its existing telecommunications and messaging platforms, with a focus on improving network efficiency, service differentiation, and margin performance, while providing Spectral with exposure to Intermatica’s established European operating footprint and customer relationships. Spectral would issue 5,000,000 shares of its common stock at closing, subject to an escrow, buy-back, and standstill arrangement designed to ensure a minimum liquidity value of $40.0 million for the issued shares, with Spectral retaining rescission rights if specified performance milestones are not achieved. The transaction also contemplates the issuance of up to an additional 5,000,000 earn-out shares over a three-year period based on Intermatica’s achievement of defined free cash flow thresholds, subject to customary caps and a 4.9% ownership limitation per Intermatica shareholder. The proposed acquisition remains subject to completion of financial and legal due diligence, including an audit of Intermatica’s financial statements under PCAOB standards (or waiver thereof), execution of definitive transaction documents, and satisfaction of customary closing conditions, and there can be no assurance that the transaction will be consummated on the terms described or at all.

Platform and Operations

Intellectual Property Development

At the core of Spectral’s business model is the development of a defensible and forward-looking intellectual property portfolio, particularly at the intersection of artificial intelligence, quantum computing, and hybrid classical architectures. During the 12-month period ended December 31, 2025, Spectral continued its aggressive IP development efforts, filing patent applications across a broad array of emerging technology domains. These protectable innovations are strategically aligned with enterprise, defense, and advanced infrastructure applications. As of the date of this Annual Report on Form 10-K, Spectral had filed or prepared over 500 utility and provisional patent applications and anticipates continued momentum in this area throughout 2026.

Scientific Research and Innovation Pipeline

In parallel with its formal filings and developed applications as well as its growing library of innovations protectable as trade secrets, the Company advanced a growing internal pipeline of over 400 additional patentable innovations, now in various stages of validation, drafting, and scheduling for submission or protection as trade secrets. These inventions cover a range of advanced system architectures, signal optimization methods, photonic-qubit integration techniques, and AI models optimized for quantum-accelerated platforms. This pipeline is the result of sustained internal research and reflects Spectral’s long-term commitment to frontier innovation. The Company views this scientific foundation as a key strategic asset supporting future licensing, spinouts, and co-development with academic, corporate, and governmental partners globally. The Company has a goal to exceed 1000 protectable innovations by the end of 2026.

IP Monetization and Licensing Strategy

Spectral continues to execute on its IP monetization strategy through the negotiation and structuring of licensing agreements that generate both near-term and long-term value. These agreements often combine equity participation and cash components, enabling Spectral to capture immediate upside and longer-term alignment with its licensees’ success. During the quarter, Spectral intends to license a portfolio of 31 patent applications to 42 Telecom that Spectral hopes will improve the financial performance of 42 Telecom. The process of applying its technologies to enhance the performance of its acquired companies is a part of Spectral’s approach to embedding proprietary technologies into operational platforms to enhance revenue and scalability, while preserving core IP ownership. Other technologies may be co-developed by Spectral and the operating subsidiaries.

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

During the year, Spectral rescinded the Sean Brehm transactions, as described herein, and as a result Spectral developed new and independent expertise in quantum computing and new patents and innovations within the area of distributed quantum ledger databases and related technologies.

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

Market Position and Strategy

Spectral is building a differentiated market position at the convergence of artificial intelligence, hybrid classical computing, and quantum-enhanced infrastructure. Unlike companies that focus on narrow-point technologies—such as isolated quantum processor development or large-scale cloud infrastructure—Spectral is constructing a vertically integrated platform anchored in proprietary intellectual property and extensible across industries. This approach combines rigorous scientific research, modular software product development, and value-accretive acquisitions to create a scalable, capital-efficient growth engine.

The Company’s strategy is structured around four mutually reinforcing pillars:

1.The ongoing development of a defensible portfolio of patents and trade secrets;

2.The monetization of that IP through cash and equity-based licensing agreements;

3.The creation of high-utility software products that generate measurable ROI for enterprise users; and

4.The acquisition or investment in companies where Spectral’s technologies can be integrated to unlock margin expansion, growth, and long-term strategic value.

As of the date of this filing, Spectral had filed or prepared over 500 patent applications, with a further 400+ inventions in active development. The Company intends to license 31 of these patents to 42 Telecom.

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

Outlook

As of the date of this Annual Report on Form 10-K, Spectral enters 2026 with a clear strategic mandate: to commercialize its expanding intellectual property portfolio, scale licensing and product operations, and deploy its integrated platform across a growing number of industry verticals. The Company’s immediate priorities include executing new licensing agreements, validating its proprietary software products through pilot deployments, and completing follow-on filings from its internal innovation pipeline of over 400 additional inventions.

Spectral plans to sign a definitive agreement and hopes to close the Intermatica acquisition as well as develop additional in-house research and development capabilities. These developments support the growth of Spectral’s revenue generating operations as well as its research and development activities.

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2025 and 2024

Net Revenues and Cost of Revenues

Net revenues were $21,839,868 for the year ended December 31, 2025, consisting of $14,551,774 in third-party revenue and $7,288,094 in related-party revenue derived from the operations of 42 Telecom and its subsidiaries following the acquisition closing on August 1, 2025. Telvantis was consolidated as of December 31, 2025 but contributed no revenues for the year ended December 31, 2025. The Company did not generate revenues for the year ended December 31, 2024.

Cost of revenue for the year ended December 31, 2025 was $18,956,178, consisting of $11,652,662 in third-party cost of revenue and $7,303,516 in related-party cost of revenue, derived from the operations of 42 Telecom and its subsidiaries following the acquisition closing on August 1, 2025. The Company had no cost of revenue for the year ended December 31, 2024.

Gross profit was $2,883,690, representing a gross profit margin of approximately 13.2%.

Operating Expenses

Total operating expenses were $5,811,830 for the year ended December 31, 2025, compared to $3,004,948 for the year ended December 31, 2024, an increase of $2,806,882. The increase was primarily driven by the consolidation of 42 Telecom’s operations and the expansion of the Company’s corporate infrastructure in connection with its growth strategy.

Selling, general and administrative expenses were $3,187,054 for the year ended December 31, 2025, compared to $2,115,924 for the year ended December 31, 2024. The increase of $1,071,130 was primarily attributable to the addition of 42 Telecom’s operating overhead, increased professional fees associated with SEC filings, audit and legal costs related to business combinations, and expanded corporate activities in connection with the Company’s planned NASDAQ uplisting.

Wages and benefits expenses were $1,026,034 for the year ended December 31, 2025, compared to $144,000 for the year ended December 31, 2024. The increase of $882,035 was primarily due to the acquisition of 42 Telecom in August 2025, which added staff across operations, technology, and management functions. Wages and benefit expenses include gross wages and salaries, bonuses, performance-related pay, employer social insurance contributions, pensions, insurance costs, and other staff-related expenditures.

Depreciation and amortization was $1,598,742 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The increase reflects amortization of identifiable intangible assets recognized in connection with the acquisitions of 42 Telecom and Eliznikcomp OÜ, as well as depreciation of property, plant and equipment acquired through the 42 Telecom acquisition.

Research and development expenses were $0 for the year ended December 31, 2025, compared to $745,024 for the year ended December 31, 2024. During 2024, R&D expenses related primarily to the acquisition of the Node Nexus technology, which was subsequently rescinded. In 2025, the Company’s technology activities consisted primarily of patent application preparation and filing costs, which are not research and development activities.

Other Income (Expense)

Total other income was $3,349,000 for the year ended December 31, 2025, compared to total other expense of $(265,596) for the year ended December 31, 2024. The 2025 balance includes a $3,387,266 gain from the change in fair value of contingent consideration related to the 42 Telecom acquisition, partially offset by $5,573 in interest expense and $32,693 in other expenses. The 2024 other expense consisted entirely of a $265,596 loss on extinguishment of debt.

Income Taxes

The Company recorded an income tax benefit of $(497,495) for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The 2025 tax benefit reflects the net effect of foreign income taxes in Malta and Sweden on 42 Telecom’s profitable operations, offset by a U.S. federal deferred tax benefit arising from the recognition of deferred tax liabilities in connection with the business combinations.

Net Income

Net income was $918,355 for the year ended December 31, 2025, compared to net loss of $(3,270,544) for the year ended December 31, 2024, representing an improvement of $4,188,899. The improvement was driven by the revenue and gross profit contributions from 42 Telecom’s operations and the non-cash gain from the change in fair value of contingent consideration, partially offset by increased operating expenses associated with the Company’s expanded operations and corporate infrastructure. Total comprehensive income was $1,050,906 for the year ended December 31, 2025, which includes $132,551 of foreign currency translation gains.

Revenue Concentration

For the year ended December 31, 2025, two customers individually accounted for 10% or more of the Company’s consolidated revenues. One customer accounted for approximately 35.7% of consolidated revenues. Mexedia SpA, a related party, accounted for approximately 33.0% of consolidated revenues. See Note 11 - Related Party Transactions for further details regarding the Company's transactions and balances with Mexedia SpA. The loss of either of these customers could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, the Company had cash and cash equivalents of $2,087,400 and restricted cash of $21,174, totaling $2,108,574, compared to $107,475 as of December 31, 2024. The increase of $2,001,099 was primarily attributable to cash acquired through the acquisition of 42 Telecom and Telvantis, proceeds from equity financings, and short-term borrowings, partially offset by cash used in operations and transaction-related expenses.

	Year Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(1,487,560)	$(1,653,959)
Net cash provided by investing activities	$1,190,621	$-
Net cash provided by financing activities	$2,165,487	$1,761,194

Cash used in operating activities

Net cash used in operating activities was $(1,487,560) for the year ended December 31, 2025, compared to $(1,653,959) for the year ended December 31, 2024. The 2025 operating cash flows reflect net income of $918,355 adjusted for the significant non-cash items, $(3,387,266) non-cash gain from the change in fair value of contingent consideration, $(1,042,689) in deferred tax adjustments, $1,572,441 in amortization of intangible assets, $1,077,319 in stock-based compensation, $350,224 in common stock issued for professional and marketing services, $26,302 in depreciation of property, plant and equipment, $23,320 in amortization of right-of-use assets, and $12,995 in bad debt expense.

Changes in working capital reflected the consolidation of 42 Telecom's operations and included increases in accounts payable of $3,882,906, accounts payable to related parties of $5,645,743, due to/from related party $163,922, accrued expenses of $841,566, and contract liabilities of $84,806, partially offset by increases in accounts receivable of $(5,646,523), contract assets of $(5,641,421), prepaid expenses and other current assets of $(282,650), and other receivables including related party of $(9,431), deferred tax liability of $(65,662), and operating lease liabilities of $(11,817).

Cash from investing activities

Net cash provided by investing activities was $1,190,6214 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The 2025 investing activities consisted primarily of $1,391,391 in cash and restricted cash acquired through business combinations, partially offset by $40,399 in purchases of property, plant and equipment and $160,371 in software development capitalization.

Cash from financing activities

Net cash provided by financing activities was $2,165,487 for the year ended December 31, 2025, compared to $1,761,194 for the year ended December 31, 2024. The 2025 financing activities consisted primarily of $1,834,970 in proceeds from the sale of common stock, $331,432 in net proceeds from the accounts receivable financing facility with Fasanara, partially offset by $915 in loan repayments. For the year ended December 31, 2025, foreign currency translation had a favorable effect of $132,551 on cash and cash equivalents, reflecting the impact of changes in the Euro and Swedish Krona exchange rates relative to the U.S. dollar during the year. Subsequent to year-end, on March 13, 2026, the Company completed a private placement of 100,000 shares of common stock at $2.00 per share for aggregate proceeds of $200,000

Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $2,087,400 and an accumulated deficit of $(33,415,041). Total current liabilities of $102,018,696 exceeded total current assets of $59,451,611, resulting in a working capital deficit of $(42,567,085). Included within current liabilities is $34,838,484 of contingent consideration arising from the acquisitions of 42 Telecom and Telvantis. Pursuant to the terms of the respective acquisition agreements, the contingent consideration obligations are settleable solely through the issuance of shares of the Company's common stock upon achievement of specified performance conditions. Accordingly, the contingent consideration does not represent a cash funding requirement of the Company. Excluding contingent consideration, the working capital deficit was $(7,728,601).

The Company has incurred recurring losses from operations and has not yet generated consistent positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

Management's plans to address the going concern conditions include continued revenue generation from the operations of 42 Telecom and Telvantis, utilization of the receivables financing arrangements with Fasanara Securitisation S.A. to support near-term working capital needs, the pursuit of additional equity capital through the Company's planned NASDAQ uplisting and related capital raise, and continued moderation of discretionary expenditures. There can be no assurance that the Company will be successful in executing these plans or in obtaining sufficient additional financing on acceptable terms.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further discussion of the going concern assessment and management's plans, see Note 2 — Going Concern to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

PLAN OF OPERATIONS

Overview and Strategic Evolution

Spectral Capital Corporation operates as a technology-focused holding and operating company that combines proprietary research and development, intellectual property creation, and direct participation in revenue-generating operating businesses. Spectral has operated continuously as an operating company, however, prior to 2025, the Company’s operations were primarily research- and development-oriented and centered on the creation, refinement, and protection of intellectual property, including software, algorithmic, and data-driven technologies. During this earlier phase, Spectral devoted substantial management attention and capital resources to internal development efforts, experimentation, and patent strategy. While these activities resulted in the creation of intellectual property assets and technical expertise, the Company’s earlier software products achieved limited commercial traction, and operating revenues were modest.

Beginning in 2025, Spectral initiated a strategic transition toward a more diversified operating model that combines intellectual property development with direct ownership and operation of businesses that maintain established customer relationships and recurring revenues. This transition reflects management’s assessment that long-term value creation is best achieved by pairing technology development with operating platforms that can generate cash flow independently, while also providing practical environments in which Spectral’s technologies may be deployed, tested, and refined. As a result, Spectral now operates as a hybrid organization that integrates research and development, intellectual property strategy, and traditional commercial operations.

Acquired Businesses and Commercial Foundation

A central component of Spectral’s current plan of operations is the ownership and operation of technology-enabled businesses that provide services directly to customers and are not exclusively dependent on the commercialization of Spectral’s proprietary intellectual property. These businesses generate revenues through established commercial offerings and customer contracts, creating a financial foundation that supports ongoing operations and future growth.

Through its telecommunications and communications-platform operations, including the business acquired in 2025, Spectral provides services such as enterprise messaging, SMS aggregation, SS7 platform access, routing, and related communications infrastructure solutions. These services are offered to enterprise customers, aggregators, and service providers across multiple jurisdictions. The telecommunications operations are characterized by recurring usage-based revenues, ongoing customer relationships, and operational complexity involving network performance, routing efficiency, regulatory compliance, and fraud mitigation.

The Company’s plan of operations emphasizes maintaining and expanding these operating businesses by focusing on customer retention, service reliability, regulatory compliance, and selective expansion into new markets or service offerings. Management intends to prioritize disciplined operational execution, including cost management, margin optimization, and investment in systems and personnel necessary to support scalable operations.

Role of Intellectual Property and Technology Development

While Spectral’s operating businesses are not exclusively dependent on its intellectual property portfolio, proprietary technologies remain an important component of the Company’s long-term strategy. Spectral continues to invest in research and development activities focused on artificial intelligence, data analytics, automation, and advanced computing approaches, including quantum-adjacent and hybrid computing concepts. These efforts are intended to produce technologies that can be deployed internally within Spectral’s operating businesses, licensed to third parties, or used to enhance the value of future acquisitions.

Management views intellectual property as a strategic asset that can complement and enhance operating performance rather than as the sole driver of revenue. For example, AI-enabled analytics, routing optimization tools, automation software, and fraud detection systems may be integrated into telecommunications operations to improve efficiency, reduce costs, enhance service quality, and support margin expansion. At the same time, Spectral may pursue external licensing or strategic partnerships where appropriate, although there can be no assurance that such arrangements will materialize.

Spectral’s intellectual property strategy includes a combination of patent filings, provisional patent applications, and trade secret protection. In certain cases, the Company may determine that maintaining technologies as trade secrets provides greater long-term protection than public disclosure through the patent process. This approach requires robust internal controls, confidentiality measures, and contractual protections, and involves inherent risks, including the potential for independent development or unauthorized disclosure.

Integration of Acquisitions

An important element of Spectral’s plan of operations is the integration of acquired businesses into a cohesive operating platform. Management intends to focus on integrating systems, processes, personnel, and reporting functions while preserving the customer relationships and operational expertise of acquired entities. Integration efforts may include aligning financial reporting, implementing centralized controls, rationalizing vendor relationships, and selectively deploying shared technologies across business units.

Spectral expects that integration activities will require significant management attention and resources and may involve operational challenges, including cultural differences, system incompatibilities, and transitional inefficiencies. The Company’s plan of operations emphasizes a measured approach to integration, prioritizing continuity of service and customer satisfaction while gradually implementing operational improvements.

Growth Strategy and Future Acquisitions

Spectral’s growth strategy contemplates a combination of organic growth within existing operating businesses and selective acquisitions of additional technology-enabled companies. Management intends to evaluate acquisition opportunities that offer established revenues, defensible market positions, and the potential to benefit from Spectral’s technology capabilities. The Company does not intend to pursue acquisitions solely for intellectual property; rather, target companies are expected to have ongoing commercial operations and customer relationships.

Future acquisitions, if any, may be financed through a combination of cash, equity, or other consideration, subject to market conditions and the availability of capital. There can be no assurance that Spectral will identify suitable acquisition targets, successfully complete acquisitions, or achieve anticipated benefits from any future transactions.

Research and Development Activities

Spectral plans to continue investing in research and development, with an emphasis on applied technologies that have potential commercial relevance to its operating businesses or target markets. R&D activities are expected to focus on software development, algorithm design, data analytics, and automation tools, rather than speculative or purely theoretical research. Management intends to allocate R&D resources in a disciplined manner, balancing innovation objectives with the need to manage costs and achieve near- and medium-term operational goals.

Certain research initiatives may involve emerging or experimental technologies, including quantum-inspired or hybrid computing approaches. These initiatives are exploratory in nature and may require substantial additional development, validation, and investment before they can be commercialized, if at all. The Company’s plan of operations does not assume that any specific R&D initiative will result in commercially viable products.

Human Capital and Organizational Development

Spectral’s plan of operations depends on its ability to attract, retain, and motivate skilled personnel, including engineers, data scientists, operations specialists, and management professionals. As the Company transitions to a more diversified operating model, management intends to invest in organizational development, including the establishment of appropriate governance structures, internal controls, and operational processes.

The Company expects to incur additional costs associated with personnel, compliance, and systems as it scales its operations and prepares for listing on a national securities exchange. Management believes that these investments are necessary to support sustainable growth, but they may adversely affect operating margins and cash flows in the near term.

Capital Resources and Liquidity

Spectral’s plan of operations assumes access to capital from a combination of operating cash flows, equity financings, and other sources as needed. The Company intends to use available capital to support operating businesses, fund research and development, pursue selective acquisitions, and meet regulatory and compliance obligations. There can be no assurance that additional capital will be available on acceptable terms, or at all.

Management expects to exercise discretion in allocating capital between operating needs and growth initiatives, with an emphasis on maintaining liquidity and financial flexibility. The Company’s ability to execute its plan of operations will depend in part on market conditions, investor sentiment, and the performance of its operating businesses.

Regulatory and Compliance Considerations

Spectral operates in regulated industries, including telecommunications and data-driven services, and is subject to various laws and regulations across multiple jurisdictions. Compliance with regulatory requirements is an ongoing component of the Company’s plan of operations and requires dedicated resources, systems, and expertise. Management intends to continue investing in compliance infrastructure to support existing operations and any future expansion.

Outlook

Spectral’s plan of operations reflects management’s belief that combining intellectual property development with direct ownership of operating businesses provides a more resilient and flexible foundation for long-term growth. While the Company continues to face risks associated with technology development, integration, competition, and regulatory compliance, management believes that the diversified operating model positions Spectral to pursue growth opportunities while reducing reliance on the commercialization of any single technology or intellectual property asset.

There can be no assurance that Spectral will successfully execute its plan of operations or achieve its strategic objectives. The Company’s results of operations, cash flows and financial condition will depend on a variety of factors, many of which are beyond its control.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). A summary of our significant accounting policies is included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We consider an estimate to be critical when it (i) requires significant judgment or the use of assumptions about matters that are inherently uncertain and (ii) changes in the estimate or different estimates that could reasonably have been used could have a material effect on our consolidated financial statements. Our critical accounting estimates are described below.

Business Combinations and Purchase Price Allocation The acquisition method requires us to allocate the purchase price of each acquired business to identifiable assets acquired and liabilities assumed at their respective acquisition-date fair values. This process involves significant judgment, particularly in valuing identifiable intangible assets such as customer relationships, developed technology, and trade names. Key assumptions include projected cash flows, discount rates, customer retention rates, royalty rates, and discounts for lack of marketability. Changes in these assumptions could materially affect the amounts allocated to intangible assets and goodwill, and the resulting amortization charges and impairment assessments in future periods.

Contingent Consideration Contingent consideration arising from the 42 Telecom and Telvantis acquisitions is classified as a liability and remeasured at fair value at each reporting date using Monte Carlo simulation models. Key assumptions include projected revenues, operating profit, and stock price volatility. Changes in these assumptions, or in actual operating performance relative to projections, could result in material changes in the fair value of contingent consideration recognized in the consolidated statements of comprehensive income (loss).

Goodwill Impairment Goodwill recognized in connection with the 42 Telecom and Telvantis acquisitions is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment assessment requires significant judgment regarding projected future cash flows, discount rates, and market conditions applicable to each reporting unit. A deterioration in operating performance or adverse changes in macroeconomic conditions could result in impairment charges that may be material to our consolidated financial statements.

Income Taxes The Company operates across multiple tax jurisdictions including the United States, Malta, Sweden, and the United Kingdom. Significant judgment is required in determining the income tax provision, the recoverability of deferred tax assets, and the need for valuation allowances. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets. Changes in management's assessment of the recoverability of these assets, or in the enacted tax rates or regulations in any of our operating jurisdictions, could materially affect the income tax provision and net deferred tax balances.

Useful Lives of Intangible Assets The estimated useful lives assigned to acquired intangible assets directly affect the amount and timing of amortization expense recognized in each period. Useful lives are determined based on the expected period over which the asset will contribute to future cash flows, considering factors such as historical customer attrition rates, contract durations, and the pace of technological change. A reduction in the estimated useful life of any significant intangible asset would result in a material increase in amortization expense in the period of change and in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” this Item and the related disclosure are not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Spectral Capital Corporation (a Nevada corporation)

Our audited consolidated financial statements for the years ended December 31, 2025, and 2024 are part of this Annual Report on Form 10-K. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Spectral Capital Corporation and subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectral Capital Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and a working capital deficit which raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Other Intangibles – Refer to Notes 3 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3, Goodwill arises in connection with acquisitions.  The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill. The Company assesses goodwill for impairment annually as of December 31, and more frequently if events and circumstances indicate that goodwill might be impaired.

As disclosed in Note 3, on August 1, 2025, the Company completed an acquisition referred to as the 42 Telecom Ltd. acquisition in accordance with the stock purchase agreement.  The consideration included an initial payment of $12,880,000 through common stock. In addition to the initial payment amount, the Company agreed to issue an earn-out to the selling stockholders that is subject to an earn-out adjustment based on actual EBITDA achieved in 2026 with total guarantee minimum share value consideration of $30,000,000.  The Company gave a fair value of approximately $7,120,000 to the earn-out on the date of acquisition which is considered a contingent liability.

Also, as disclosed in Note 3, on December 31, 2025, the Company completed an acquisition referred to as the Telvantis Voice Services, Inc. acquisition in accordance with the stock purchase agreement.  The consideration included an initial payment of $3,407,250 through common stock. In addition to the initial payment amount, the Company agreed to issue an earn-out agreement to the selling stockholders that is subject to an earn-out adjustment based on actual EBITDA achieved in 2027 with total guarantee minimum share value consideration of $65,000,000.  The Company gave a fair value of approximately $31,105,750 to the earn-out on the date of acquisition which is considered a contingent liability.

Given the significant judgments made by management to estimate the earn-outs as well as intangible assets acquired with the 42 Telecom Ltd acquisition and Telvantis Voice Services, Inc. acquisition, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

•We utilized personnel with specialized knowledge and skill in valuation to assist in; a) assessing the appropriateness and relative weighting of valuation methodology for the various intangible assets, including the Multi-Period Excess Earnings Method, Cost to Replace, Relief from Royalty and Monte Carlo Simulation model, b) evaluating the reasonableness of the growth rates, percent of revenues lost without existing agreements, discount rate used in the income approach and the discount rate used for lack of marketability of the Company’s common stock and, c) evaluating the reasonableness of the assumptions and estimates used in the various valuation methodologies.

•Evaluate the reasonableness of management’s significant estimates and assumptions including revenue growth rates and EBITDA margins, discount rates and futures market conditions.

•Evaluate if there have been events and circumstances that might indicate Goodwill has been impaired.

•Reviewed and assessed the appropriateness of adjustments to Goodwill, Other Intangibles and other Assets and Liabilities acquired based on changes to their estimated fair values.

/s/ RBSM LLP

We have served as the Company’s auditor since 2025. PCAOB ID 587
New York, NY
March 31, 2026

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,087,400	$107,475
Restricted cash	21,174	-
Accounts receivable, net	32,528,372	-
Accounts receivable, related party	11,709,931
Contract assets	3,840,357	-
Contract assets, related party	2,633,806
Due from related party	1,357,768	-
Prepaid expenses and other current assets	5,272,803	6,500
Total current assets	59,451,611	113,975
Property, plant and equipment, net	126,054	-
Intangible assets, net	41,437,559	-
Capital work-in-progress	439,264	-
Goodwill	48,697,465	-
Other receivable, related party	426,526	-
Right of use asset	167,807	-
Total assets	$150,746,286	$113,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,441,494	$482,461
Accounts payable, related party	9,260,754
Accrued expenses and other current liabilities	2,407,194	-
Due to related party	7,996,710	550,700
Accounts receivable financing facility	12,673,595	-
Contingent consideration	34,838,484	-
Contract liabilities	335,309	-
Operating lease liability, current portion	65,156	-
Total current liabilities	102,018,696	1,033,161
Operating lease liability, net of current portion	102,651	-
Deferred tax liability	4,470,480	-
Total liabilities	106,591,827	1,033,161

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized no shares issued and outstanding
Series Quantum Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 and 1,000,000 shares issued and outstanding as of December 31, 2025 and 2024	-	100
Common stock, par value $0.0001, 300,000,000 shares authorized 88,254,216 and 67,699,302 shares issued and outstanding as of December 31, 2025 and 2024	8,825	6,770
Common stock to be issued (1,500,000 shares at December 31, 2025)	3,407,250	-
Additional paid-in capital	74,242,760	33,629,226
Accumulated deficit	(33,415,041)	(34,333,396)
Accumulated other comprehensive income/(loss)	132,551	-
Total stockholders' equity (deficit)	44,376,345	(697,300)
Non-controlling interest	(221,886)	(221,886)
Total liabilities and stockholders' equity (deficit)	44,154,459	(919,186)
	$150,746,286	$113,975

The accompanying notes are an integral part of these audited consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended
	December 31,
	2025	2024

Revenue	$14,551,774	$-
Revenue, related party	7,288,094	-
Total revenues	21,839,868	-
Cost of revenue	11,652,662
Cost of revenue, related party	7,303,516	-
Gross profit	2,883,690	-

Operating expenses:
Selling, general and administrative	3,187,054	2,115,924
Wages and benefits	1,026,034	144,000
Depreciation and amortization	1,598,742	-
Research and development	-	745,024
Total operating expenses	5,811,830	3,004,948
Loss from operations	(2,928,140)	(3,004,948)

Other income (expense):
Interest expense, net	(5,573)	-
Extinguishment of debt	-	(265,596)
Change in fair value of contingent consideration	3,387,266
Other expense	(32,693)	-
Total other income (expense)	3,349,000	(265,596)
Income (loss) before income taxes	420,860	(3,270,544)
Income taxes (benefit)	(497,495)	-
Net income (loss)	$918,355	$(3,270,544)

Net income (loss) attributable to Non-controlling interests	$-	$-
Net income (loss) attributable to the Company	$918,355	$(3,270,544)

Other comprehensive income (loss):
Foreign currency translation income (loss)	132,551	-
Total comprehensive income (loss)	$1,050,906	$(3,270,544)

Net Income (loss) per share attributable to the Company
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)
Weighted average shares outstanding
Basic	73,438,957	57,925,034
Diluted	76,406,977	57,925,034

The accompanying notes are an integral part of these audited consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series Quantum						Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock to be issued		Paid-In	Non-Controlling	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Income	Deficit	Equity (Deficit)
Balances at December 31, 2023	-	$-	42,017,948	$4,202	-	$-	$30,948,057	$(221,886)	$-	$(31,062,852)	$(332,479)
Proceeds from sale of common stock	-	-	15,000,000	1,500	-	-	148,540	-	-	-	150,040
Issuance of common stock for liabilities	-	-	3,631,354	363	-	-	353,328	-	-	-	353,691
Common and preferred stock issued for cash	1,000,000	100	5,050,000	505	-	-	1,014,350	-	-	-	1,014,955
Stock-based compensation	-	-	2,000,000	200	-	-	1,164,951	-	-	-	1,165,151
Net loss	-	-	-	-	-	-	-	-	-	(3,270,544)	(3,270,544)
Balances at December 31, 2024	1,000,000	$100	67,699,302	$6,770	-	$-	$33,629,226	$(221,886)	$-	$(34,333,396)	$(919,186)
Common stock issued pursuant to private placement	-	-	1,494,700	149	-	-	1,834,821	-	-	-	1,834,970
Common stock issued pursuant to business combination	-	-	8,000,000	800	-	-	12,879,200	-	-	-	12,880,000
Common stock to be issued pursuant to business combination	-	-	-	-	1,500,000	3,407,250	-	-	-	-	3,407,250
Common stock issued pursuant to assets purchase agreement	-	-	9,000,000	900	-	-	19,709,100	-	-	-	19,710,000
Common stock issued pursuant to debt settlement	-	-	10,000	1	-	-	9,999	-	-	-	10,000
Common stock issued pursuant to services	-	-	2,050,000	205	-	-	4,427,295	-	-	-	4,427,500
Settlement of related party liabilities	(1,000,000)	(100)	-	-	-	-	675,800	-	-	-	675,700
Stock-based compensation	-	-	214	-	-	-	1,077,319	-	-	-	1,077,319
Net income	-	-	-	-	-	-	-	-	132,551	918,355	1,050,906
Balances at December 31, 2025	-	$-	88,254,216	$8,825	1,500,000	$3,407,250	$74,242,760	$(221,886)	$132,551	$(33,415,041)	$44,154,459

The accompanying notes are an integral part of these audited consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$918,355	$(3,270,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	12,995
Stock-based compensation	1,077,319	1,165,151
Common stock issued for professional and marketing services	350,224	-
Amortization of right of use assets	23,320	-
Change in fair value of contingent consideration	(3,387,266)	-
Depreciation	26,302	-
Amortization of intangibles	1,572,441	-
Deferred tax adjustments	(1,042,689)
Excess value of common stock issued to settle liabilities	-	265,591
Changes in operating assets and liabilities:
Accounts receivable	(5,646,523)	-
Contract assets	(5,641,421)	-
Prepaid expenses and other current assets	(282,650)	(6,500)
Other receivable, related party	(9,431)	-
Due to / from related party	163,922
Accounts payable	3,882,906	48,343
Accounts payable, related party	5,645,743	144,000
Accrued expenses and other current liabilities	841,566	-
Contract liabilities	84,806	-
Deferred tax liability	(65,662)	-
Operating lease liabilities, net	(11,817)	-
Net cash used in operating activities	(1,487,560)	(1,653,959)
Cash flows from investing activities:
Cash and restricted cash acquired from business combinations	1,391,391	-
Purchase of property, plant and equipment	(40,399)	-
Software development capitalization	(160,371)	-
Net cash provided by investing activities	1,190,621	-
Cash flows from financing activities:
Short-term advances, related party	-	596,199
Repayment of loan	(915)	-
Accounts receivable financing facility	331,432	-
Proceeds from sale of common and preferred stock	1,834,970	1,164,995
Net cash provided by financing activities	2,165,487	1,761,194
Effect of exchange rate changes on cash and cash equivalents	132,551	-
Net change in cash and cash equivalents	2,001,099	107,235
Cash and cash equivalents and restricted cash at beginning of year	107,475	240
Cash and cash equivalents and restricted cash at end of year	$2,108,574	$107,475

Reconciliation of cash and restricted cash:
Cash at beginning of year	$107,475	$240
Restricted cash at beginning of year	-	-
Cash and restricted cash at beginning of year	$107,475	$240

Cash at end of year	$2,087,400	$107,475
Restricted cash at end of year	21,174	-
Cash and restricted cash at end of year	$2,108,574	$107,475

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,771	$-

Supplemental disclosure of non-cash operating activities:
Issuances of common stock for consulting and marketing services - prepaid expense	$4,427,500	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets in exchange of issuance of common stock	$19,710,000	$-
Dividend payable to former owner of 42 arising from measurement year adjustment to goodwill	$690,870	$-
Contingent consideration liability recognized with business combination	$38,225,750	$-
Issuance of common stock pursuant to business combination	$12,880,000	$-
Common stock to be issued pursuant to business combination	$3,407,250	$-
Settlement of related party liabilities	$675,700	$-
Issuance of common stock in settlement of liabilities	$10,000	$88,100
Deferred tax adjustment to goodwill	$5,506,542	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Spectral Capital Corporation (the “Company” or “Spectral”) was incorporated on September 13, 2000 under the laws of the State of Nevada. The Company is focused on the identification, acquisition, development, and financing of technology with the potential to transform existing industries.  Spectral has acquired significant stakes in two recently reactivated technology companies (Noot Holdings, Inc. (“Noot”) and Monitr Holdings, Inc.(“Monitr”)) as well as interests within telecommunications, data and switching services, specifically providing international long distance reselling services on a business-to-business (B2B) basis and a newly emergent business in the field of deploying Quantum Computing as a Service (“QAAS”) technologies as well as supporting start-ups in that field with shared technological, marketing and other resources.

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

In 2025, the Company formally rescinded certain transactions involving former Chairman Sean Michael Brehm and related entities. These rescissions preserved Spectral’s independently developed intellectual property, clarified ownership of over 100 provisional patents, and returned in excess of $100 million in share-based consideration to shareholders, thereby restoring strategic focus and corporate governance alignment.

Acquisition of 42 Telecom Ltd.

On July 15, 2025, Spectral entered into a definitive share-exchange agreement to acquire 100% of the issued and outstanding shares of 42 Telecom Ltd. (“42 Telecom”), a Maltese-organized telecommunications infrastructure provider. The transaction closed on August 1, 2025; 42 Telecom is now a wholly owned subsidiary of Spectral. As consideration, the Company issued 8,000,000 shares of its common stock and placed an additional 8,000,000 shares into escrow subject to earn-out and performance milestones (the “Escrow Shares”).

The acquisition included the following wholly owned subsidiaries of 42 Telecom:

•42 Telecom AB Ltd. (Sweden)

•42 Telecom UK Ltd. (United Kingdom)

•Arcus Technologies Ltd. (Malta)

42 Telecom provides international telecommunications and messaging solutions. Its activities include SMS aggregation, enterprise messaging, OTT messaging (including Viber traffic), access to proprietary SS7 and messaging platforms, and subscription-based communication solutions. Through Arcus Technologies Ltd., 42 Telecom also offers platform-as-a-service solutions tailored for the tourism sector. 42 Telecom serves a global customer base consisting primarily of mobile network operators and enterprises.

Acquisition of Telvantis Voice Services. Inc.

On December 29, 2025, Spectral entered into a Definitive Stock Purchase Agreement with Telvantis, Inc. (formerly Raadr, Inc.), a Nevada corporation, to acquire 100% of the issued and outstanding shares of Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation. At the time of the acquisition, Telvantis was considered a related party of the Company, as Telvantis is 75% owned by Mexedia SpA, an entity that is a related party of Spectral through the common directorship of Mr. Orlando Taddeo, who served as director of 42 Telecom (a wholly owned Spectral subsidiary) and retained a controlling ownership interest in Mexedia SpA through Heritage Ventures Ltd. through December 31, 2025.

The transaction closed on December 31, 2025; Telvantis is now a wholly owned subsidiary of Spectral. As consideration, Spectral issued 1,500,000 shares of its common stock at closing and may issue up to an additional 8,500,000 shares subject to financial year 2026 performance milestones (the “Earn-Out Shares”) (i) Earn-Out Shares shall be earned at a rate of 1,000,000 shares for each $1,000,000 of annualized net operating profit (GAAP basis) above $1,500,000, up to a maximum of 8,500,000 shares; or alternatively, (ii) upon achievement of total annualized gross revenues of $665,000,000 with an equivalent or superior operating margin as compared to the Company's 2025 results. In addition, the aggregate value of all Spectral shares issued in connection with the acquisition must achieve a 30-day volume weighted average price ("VWAP") of at least $65,000,000 by December 29, 2026, failing which the Seller may elect to rescind the transaction or Spectral may, at its sole option, issue such additional shares as would be necessary to satisfy the minimum value threshold.

The acquisition included the following wholly owned subsidiaries of Telvantis:

•Phonetime, Inc. (U.S.) — A subsidiary providing international voice termination services

•Matchcom Telecommunications, Inc. (U.S.) — A subsidiary focused on customer care and telecom solutions

Telvantis is a telecommunications services provider specializing in VoIP and voice traffic solutions delivered primarily to telecommunications businesses on a business-to-business basis, with a focus on high-quality, cost-effective international voice services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses from operations since inception and has not yet generated consistent positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

As of December 31, 2025, the Company had cash and cash equivalents of $2,087,400 and an accumulated deficit of $(33,415,041). Total current liabilities of $102,018,696 exceeded total current assets of $59,451,611, resulting in a working capital deficit of $(42,567,085). Included within current liabilities is $34,838,484 of contingent consideration arising from the acquisitions of 42 Telecom and Telvantis. Pursuant to the terms of the respective acquisition agreements, the contingent consideration obligations are expected to be settled through the issuance of shares of the Company's common stock upon achievement of specified performance conditions. Accordingly, the contingent consideration does not represent a cash funding requirement of the

Company. Excluding contingent consideration, the working capital deficit was $(7,728,601) as of December 31, 2025. The Company does not have any significant long-term debt maturities within the evaluation period and is not in breach of any financial covenants.

For the year ended December 31, 2025, the Company generated total revenues of $21,839,868, compared to $0 for the year ended December 31, 2024. The increase in revenue is attributable to the post-acquisition consolidation of 42 Telecom, which contributed telecommunications service revenue beginning August 1, 2025. Telvantis was acquired on December 31, 2025 and accordingly contributed no revenues to the consolidated results of operations and comprehensive income (loss) for the year ended December 31, 2025. The Company reported net income of $918,355 for the year ended December 31, 2025, which includes a non-cash gain of $3,387,266 from the change in fair value of contingent consideration. Excluding this non-cash item, the Company incurred a loss from operations of $(2,468,911) for the year ended December 31, 2025. Net cash used in operating activities was $(1,487,560) for the year ended December 31, 2025.

Although management expects continued revenue generation from 42 Telecom and Telvantis, current cash and cash equivalents on hand may not be sufficient to fund operations.

To date, the Company has funded operations primarily through the sale of equity securities and advances from related parties. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations, securing additional capital through the issuance of equity or debt, and ultimately achieving profitable operations. Management continues to explore financing options, including private placements and strategic investment arrangements, while moderating discretionary expenditures to preserve liquidity. In addition, 42 Telecom and Telvantis maintain a Master Participation Agreement with Fasanara Securitisation S.A. pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services, providing the Company with access to working capital liquidity against its receivables base. The Company intends to continue utilizing this arrangement to support near-term operating cash needs. There can be no assurance that such financing or operational success will be achieved on terms favorable to the Company, or at all. Accordingly, the accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company faces certain risks and uncertainties that could have a material impact on its operations, financial position, results of operations, and cash flows. These include, but are not limited to, the following:

Limited operating history and profitability: The Company has a limited operating history in its current line of business and has not yet achieved profitability. Although the acquisition of 42 Telecom on August 1, 2025 introduced the Company’s initial revenue streams, the Company continues to depend on external financing to fund operations and there can be no assurance that it will achieve or attain profitability in the future.

Integration and acquisition risks. The Company completed two significant acquisitions during 2025 — 42 Telecom, which closed on August 1, 2025 and contributed revenues during the year, and Telvantis, which closed on December 31, 2025 and accordingly its operations are not reflected in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. The successful integration of both acquired businesses involves significant operational, financial, and management challenges, including the coordination of personnel, technology platforms, customer relationships, and financial reporting processes across multiple jurisdictions. Failure to integrate these businesses effectively, or to realize the anticipated benefits of either acquisition, could adversely affect the Company’s financial condition, results of operations and cash flows.

Market and economic conditions: The Company's business and financial performance are affected by general economic and business conditions in the United States and globally, including changes in inflation, interest rates, capital-market liquidity, and access to financing. Adverse macroeconomic trends or recessionary conditions could reduce demand for technology and telecommunications services and have a material adverse effect on the Company's results and cash flows. The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization ("NATO") deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Furthermore, changes to policy implemented by the U.S. Congress or the current or any future administration may impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company's operations or its future capital-raising activities. The Company has not been materially affected by these conflicts or related tariffs to date."

Foreign exchange and geopolitical risks: The Company conducts a substantial portion of its operations internationally through 42 Telecom and its subsidiaries, whose functional currencies include the Euro, Swedish Krona, and British Pound. The Company is therefore exposed to foreign currency fluctuations that affect the translation of foreign-denominated revenues, expenses, assets, and liabilities into U.S. dollars. In addition, geopolitical instability, trade restrictions, sanctions, and regional conflicts in the markets in which the Company operates could disrupt operations, increase costs, or adversely affect reported financial results and cash flows.

Technological change and competitive pressures: The Company operates in industries characterized by rapid technological innovation and evolving customer demands. Failure to anticipate or adapt to such changes could render the Company’s technologies or products less competitive or obsolete. The Company competes with organizations that possess significantly greater financial, technical, and marketing resources than the Company currently has.

Operational and cybersecurity risks: The Company’s operations may be affected by supply-chain disruptions, cybersecurity threats, data-privacy and data-protection requirements across multiple jurisdictions, and other operational risks inherent in the telecommunications and technology industries. A cybersecurity incident, systems failure, or data breach could result in significant liability, regulatory penalties, reputational harm, and material disruption to the Company’s operations and customer relationships.

Management continuously monitors these risk factors and may implement mitigation strategies, including management of foreign-currency exposures, diversification of its customer and supplier base, cost management initiatives, and pursuit of additional capital resources. However, the effects of these risks and uncertainties cannot be predicted with certainty, and actual results may differ materially from management’s expectations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following subsidiaries from their respective date of acquisition:

•Spectral Holdings, Inc. (wholly owned, from August 29, 2024);

•Noot Holdings, Inc. (60% owned, from February 28, 2013);

•Monitr Holdings, Inc. (60% owned, from December 1, 2013);

•42 Telecom and its wholly owned subsidiaries — 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta) — each wholly owned by Spectral from August 1, 2025; and

•Telvantis Voice Services, Inc. and its wholly owned subsidiaries — Phonetime, Inc. (U.S.) and Matchcom Telecommunications, Inc. (U.S.).

All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 1 for further description of the Company’s acquisitions. In June 2025, the Company entered into a settlement agreement with former Chairman Sean Michael Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations, including Node Nexus Network and related entities. Refer to Note 11 for further detail.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulation of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-K and are presented in US dollars. The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for these periods.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The Company follows the three-level fair value hierarchy established under U.S. GAAP, which maximizes the use of observable inputs and minimizes the use of unobservable inputs:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	Include other inputs that are directly or indirectly observable in the marketplace.
Level 3	Unobservable inputs which are supported by little or no market activity.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, contract assets, accounts receivable- related party, prepaid expense and other current assts, other receivables, related party receivables and advances, accounts payable and accrued liabilities, contract liabilities, financing liabilities arising from the Company’s receivables participation arrangements, amounts due to related parties, and deferred tax liabilities recognized in connections with business combinations. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements. The Company’s operating lease liability and right-of-use asset are recorded based on the present value of future lease payments discounted at the rate implicit in the lease or the Company's incremental borrowing rate, in accordance with ASC (Accounting Standards Codification) 842, Leases.

The Company measures certain assets and liabilities at fair value on a nonrecurring basis, including assets acquired and liabilities assumed in business combinations, and property, plant and equipment and intangible assets written down to fair value when held for sale or determined to be impaired.

The contingent consideration liabilities recorded in connection with the acquisitions of 42 Telecom and Telvantis are classified as Level 3 liabilities under the fair value hierarchy. The fair value of these liabilities is determined using a Monte Carlo simulation incorporating a Black-Scholes framework and a discount for lack of marketability determined using a Black-Scholes put option model. See Note 3 — Business Combinations and Note 4 — Fair Value Measurements for further details.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures in financial statements and accompanying notes. Actual results could differ materially from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

•discount rate applied in determining right-of-use assets and operating lease liabilities;

•allowances for income taxes, related valuation allowances, and uncertain tax positions;

•recoverability of long-lived assets and their related estimated lives, including internally developed software and acquired intangible assets;

•accruals for estimated liabilities;

•evaluation of goodwill for impairment;

•allowance for credit losses on accounts receivable and contract assets;

•fair value of share-based compensation and equity issued for services and

•fair value of assets acquired and liabilities assumed in business combinations, including the identification, valuation, and estimated useful lives of acquired intangible assets, and the fair value of contingent consideration.

Segment Reporting

The Company manages its operations as a single reportable segment — Telco Services — in accordance with ASC 280, Segment Reporting. The Company's Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and regularly reviews consolidated revenues, cost of revenue, gross profit, selling general and administrative expenses, and wages and benefits to evaluate performance and allocate resources. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss. The Company identified two operating segments based on legal entity groupings — 42 Telecom and subsidiaries, and Telvantis and subsidiaries — and determined that both meet the aggregation criteria under ASC 280-10-50-11 based on similar nature of products and services, production processes, customer class, distribution methods, and regulatory environment, and are therefore presented as a single reportable segment. Spectral holds intellectual property assets and is developing AI infrastructure and IP monetization capabilities; these activities are at an early stage, do not currently generate revenue, and do not constitute a separately managed business with discrete financial information reviewed by the CODM and are accordingly treated as unallocated corporate overhead. See Note 9 - Segment and Geographic Information for further details, including significant segment expenses regularly provided to the CODM and geographic revenue information.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase, including certificates of deposit and money market funds that are readily convertible into known amounts of cash. The Company also maintains restricted cash representing collateral required in connection with its corporate credit card program. As of December 31, 2025 and 2024, the Company had restricted cash balances of $21,174 and $0, respectively. Restricted cash is excluded from cash and cash equivalents and is presented separately on the consolidated balance sheets.

Concentration of Credit Risks and Significant Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash balances at financial institutions located in Malta, Sweden, the United Kingdom, and the United States. The balances located outside the United States are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or equivalent government deposit protection schemes in the respective jurisdictions. The Company has not experienced any losses on its cash balances to date.

For the year ended during ended December 31, 2025, two customers individually accounted for 10% or more of the Company’s consolidated revenues. One customer accounted for approximately 35.7% of consolidated revenues and another customer, a related party, accounted for approximately 33.0% of consolidated revenues. See Note 11 - Related Party Transactions for further details regarding the Company's transactions and balances with related party. The loss of either of these customers could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

For the year ended December 31, 2025, two suppliers individually accounted for 10% or more of the Company's consolidated cost of revenue. One supplier accounted for approximately 36.0% of consolidated cost of revenue and another supplier, a related party of the Company, accounted for approximately 39.1% of consolidated cost of revenue. See Note 11 - Related Party Transactions for further details regarding the Company's transactions and balances with related party. The loss of either of these suppliers could have a material adverse effect on the Company's results of operations and financial condition.

Accounts Receivable, net and Accounts Receivable, related party

The Company’s accounts receivable consist primarily of amounts due from customers for telecommunications and messaging services provided by 42 Telecom. Receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses based on management’s periodic assessment of factors including customer payment history, creditworthiness, aging of receivable balances, current economic conditions, and historical collection experience. Receivables determined to be uncollectible are written off against the allowance when collection efforts have been exhausted. As of December 31, 2025 and 2024, the allowance for credit losses was $2,469,251 and $0, respectively.

Accounts receivable, related party, represents amounts due from Mexedia and Mexedia SpA, a related party of the Company, arising from telecommunications and messaging services provided by 42 Telecom under bilateral messaging service agreements. These receivables are recorded at the invoiced amount on the same basis as third-party accounts receivable and are subject to the same credit loss assessment methodology described above.

Receivables Financing Arrangements

The Company, through 42 Telecom and Telvantis, maintains participation arrangements with a third-party financing provider under which funding is advanced against a specified percentage of eligible trade receivables. The Company retains responsibility for customer billing, collection, and servicing under these arrangements and maintains direct customer relationships. Management evaluated the substance of these arrangements under ASC 860, Transfers and Servicing, and concluded that they do not qualify for sale accounting, as the Company retains continuing involvement with the receivables and the receivables are not fully isolated from the Company and its creditors. Accordingly, the arrangements are accounted for as receivables financing. The underlying receivables remain recognized on the consolidated balance sheets until collected, and the associated financing obligations are classified within short-term borrowings. Interest and fees incurred under these arrangements are recognized as interest expense in the consolidated statements of operations and comprehensive income (loss).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of advance payments for services and operational costs to be consumed within one-year, prepaid taxes and deposits related to the Company’s telecommunications and technology operations. Prepaid services representing common stock issued for future services are recorded at the fair value of the shares on the date of issuance and recognized ratably as expense over the contractual service period. As of December 31, 2025 and 2024, prepaid expenses and other current assets totaled $5,272,803 and $6,500, respectively. The increase is primarily attributable to the consolidation of 42 Telecom and Telvantis following their respective acquisitions.

Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) is stated at cost less accumulated depreciation and amortization and any accumulated impairment losses. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. The estimated useful lives of PP&E are as follows:

Office Equipment and tools – 3-5 years

Computers – 3-5 years

Furniture and Fittings – 8-10 years

Leasehold improvements – Shorter of the estimate useful life or remaining lease term

Major renewals and improvements are capitalized. Replacements, maintenance, and repairs, which do not significantly improve or extend the useful life of the assets, are expensed as incurred.

Upon the disposal or retirement of an asset, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statement of operations in the period of disposal.

The Company reviews PP&E for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were identified for the years ended December 31, 2025 and 2024.

Intangible Assets, net

The Company’s intangible assets primarily consist of (i) identifiable intangible assets acquired in connection with the acquisitions of 42 Telecom and Telvantis, including developed technology, customer relationships, and trade names and (ii) intellectual property assets acquired pursuant to an Asset Purchase Agreement dated October 15, 2025, consisting of a portfolio of patentable innovations and proprietary technologies including artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies; All intangible assets are carried net of accumulated amortization and any accumulated impairment losses.

Intangible Assets Acquired in Business Combinations

Identifiable intangible assets acquired in the 42 Telecom and Telvantis business combinations were valued as of the respective acquisition dates in accordance with ASC 805, Business Combinations (“ASC 805”). These assets are amortized on a straight-line basis over their estimated useful lives as follows:

Developed technology – 42 Telecom –5 years

Customer relationship – 42 Telecom –7 years

Trade name – 42 Telecom –3 years

Customer relationship – Telvantis –8 years

Trade name – Telvantis –4 years

The useful lives assigned to each asset class reflect entity-specific factors assessed as of the respective acquisition dates, including customer attrition rates, contract durations, and brand recognition, which differ between the two acquired businesses.

Intellectual Property Asset Acquisition

On October 15, 2025, the Company acquired a portfolio of intellectual property assets pursuant to an Asset Purchase Agreement. The acquired assets consist of patentable innovations and proprietary technologies, including artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies. The transaction was evaluated under ASC 805 and determined not to constitute a business combination, as no workforce, customers, operational processes, or revenue-generating activities were transferred. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50.

The total purchase consideration consisted of 9,000,000 shares of Spectral common stock, measured at fair value based on the quoted market price of $2.19 per share on the acquisition date, resulting in total consideration of $19,710,000. In accordance with ASC 805-50, no goodwill was recognized; the entire consideration was allocated to the acquired intangible assets. The acquired intellectual property is amortized on a straight-line basis over an estimated useful life of five years from the acquisition date.

Capitalized Software Development

42 Telecom capitalizes certain costs incurred during the application development stage of internal-use software projects in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include direct labor and related benefits for employees engaged in software development activities and qualifying third-party contractor fees. Costs incurred during the preliminary project and post-implementation stages, including training, maintenance, and data conversion, are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over five years upon being placed into service. Amortization of software used directly in service delivery is classified within cost of revenue. As of December 31, 2025, the Company had $439,264 software projects classified as capital work-in-progress and $294,157 internally developed software placed into services classified as Intangible assets, net in the consolidated balance sheet.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount to the sum of undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying amount over the asset’s fair value, generally determined using estimated discounted future cash flows. No impairment indicators were identified for the years ended December 31, 2025 or 2024.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805. Under the acquisition method, the Company recognizes the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date. The excess of the consideration transferred over the net acquisition-date fair values of the assets acquired and liabilities assumed is recognized as goodwill.

Consideration transferred in a business combination may include cash, equity instruments, and contingent consideration. Equity instruments issued as consideration are measured at acquisition-date fair value, adjusted where appropriate to reflect transfer restrictions and other factors affecting marketability. Contingent consideration is recognized at acquisition-date fair value and classified as either a liability or equity based on the terms of the arrangement. Contingent consideration classified as a liability is remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations and comprehensive loss.

During the measurement period, which may not exceed 12 months from the acquisition date, fair values of assets acquired and liabilities assumed may be adjusted with corresponding offsets to goodwill as additional information becomes available. After the measurement period closes, adjustments are recognized in the consolidated statements of operations and comprehensive loss. Acquisition-related costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair value of the net identifiable assets acquired in a business combination. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested at the reporting unit level.

The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors considered include macroeconomic conditions, industry and market trends, cost factors, discount rates, competitive dynamics, and the financial performance of the reporting unit. If the qualitative assessment indicates that impairment is more likely than not, a quantitative test is required. The Company may also elect to bypass the qualitative assessment and proceed directly to the quantitative test in any given period. Under the quantitative test, the estimated fair value of the reporting unit is compared to its carrying value including goodwill. If the carrying value exceeds the fair value, a goodwill impairment charge equal to the excess is recognized, not to exceed the total goodwill allocated to that reporting unit.

Goodwill recognized in connection with the acquisitions of 42 Telecom and Telvantis represents the residual consideration after allocation to identifiable net assets and is preliminary and subject to change upon completion of the respective purchase price allocations. No goodwill impairment indicators were identified for the year ended December 31, 2025.

Contingent Consideration

The Company records contingent consideration at its estimated acquisition-date fair value as part of the total consideration transferred in a business combination in accordance with ASC 805. Contingent consideration is classified as either a liability or equity based on the terms of the arrangement. Contingent consideration classified as a liability is remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations and comprehensive loss. Upon settlement, the liability is relieved with a corresponding increase to common stock and additional paid-in capital. The fair value of contingent consideration is estimated using a Monte Carlo simulation incorporating projected financial performance metrics, simulated share prices, equity volatility, and a discount for lack of marketability determined using a Black-Scholes put option model. Because the valuation relies on significant unobservable inputs, contingent consideration is classified as Level 3 within the fair value hierarchy.

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

The Company generates revenue through the following streams, all of which were generated by 42 Telecom and its subsidiaries for the year ended December 31, 2025:

•Messaging Services – includes SMS aggregation, enterprise messaging, and instant messaging (Viber). Revenue from these services is recognized at a point in time when each message or lookup is successfully processed and transmitted. Messaging services represented the substantial majority of the Company’s revenues.

•Platform Services – includes SS7 platform access, managed services, staff leasing arrangement, and the tourism platform-as-a-service. Revenue from these services is recognized over time, as customers receive and consume the benefits of continuous access or managed service delivery.

The Company generally acts as principal in its arrangements, as it controls the services before transfer, bears responsibility for performance, and has discretion in pricing. Customer contracts are typically short-term in nature, invoiced monthly based on actual usage or subscription terms, with no significant financing components.

The following table presents the disaggregated revenue for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Messaging Services, at a point in time	$21,609,822	$-
Platform Leasing, over time	230,046	-
	$21,839,868	$-

Contract Assets

Contract assets represent amounts recognized as revenue for performance obligations satisfied under customer contracts where the Company’s right to payment is not yet unconditional, primarily consisting of accrued income on December 2025 messaging traffic where services were delivered point-in-time during the month but invoices are issued following month-end volume reconciliation with counterparties, at which point the balance reclassifies to accounts receivable. As of December 31, 2025 and 2024, contract assets were $6,474,163, of which $2,633,806 is with a related party and $0, respectively.

Contract Liabilities

Contract liabilities, historically referred to as deferred revenue, represent amounts billed or collected from customers in advance of satisfying performance obligations under customer contracts. These balances are presented within current liabilities in the consolidated balance sheets, based on the expected timing of revenue recognition. Contract liabilities are recognized as revenue when the related performance obligations are fulfilled. As of December 31, 2025 and 2024, contract liabilities were $335,309 and $0, respectively.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses represent the routine costs of operating the Company. They primarily consist of rent and facilities, marketing and travel, professional and administrative services, insurance and compliance costs, finance and bank charges, and other general operating expenses.

Depreciation and Amortization

Depreciation and amortization expenses are related to the Company’s property and equipment and intangible assets.  Depreciation and amortization is recognized on a straight-line basis over the estimated useful life of the respective assets.

Wages and Benefits Expense

Wages and benefit expenses include gross wages and salaries, bonuses, performance-related pay, casual wages, training expenses, staff welfare and wellness costs, employer social insurance contributions, pensions, insurance costs, education, maternity contributions and other staff-related costs. These are recorded in accordance with the Company’s payroll policies and applicable labor, pension and social security regulations in each jurisdiction in which the Company operates.

Employee Benefits

Pursuant to Malta regulations, contributions to pension schemes are voluntary. The Company provides pension contributions to team management members. Pension contributions are expensed as incurred. For the years ended December 31, 2025 and 2024, pension plan contributions totaled $3,711 and $0, respectively.

Research and Development

The Company’s research and development activities are primarily focused on the design, testing, and enhancement of proprietary artificial intelligence, quantum computing, and communications technologies, as well as on software platform development initiatives. Research and development expenses include personnel costs, contractor and consulting fees, materials and supplies, and other direct expenditures incurred in the development of new technologies, products, and enhancements to existing systems. Expenditures for research activities and costs associated with the preliminary project stage of software development are expensed as incurred in accordance with ASC 730, Research and Development.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees, directors, and non-employees to be recognized in the consolidated financial statements based on their grant-date fair values. Compensation cost for awards with service conditions is recognized on a straight-line basis over the requisite service period. For equity instruments issued to non-employees in exchange for services, compensation cost is measured at the grant-date fair value of the equity instruments issued. The Company accounts for forfeitures as they occur; accordingly, compensation expense is recognized only for awards that ultimately vest.

The fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions regarding expected term, stock price volatility, risk-free interest rate, and dividend yield. Changes in these assumptions can materially affect the estimated fair value of awards.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in shareholders’ equity resulting from transactions and economic events other than those with shareholders. In addition to net income (loss), comprehensive income (loss) encompasses other comprehensive income (loss) items that are excluded from net income under U.S. GAAP. For the Company, the only component of other comprehensive income (loss) for the year ended December 31, 2025 relates to foreign currency translation adjustments arising from the consolidation of 42 Telecom, whose functional currencies (EUR, SEK, and GBP) differ from the Company’s reporting currency (USD). These translation adjustments are recorded in Other Comprehensive Income (Loss) and accumulated in stockholders’ equity (deficit) under Accumulated Other Comprehensive Income (Loss). No other components of other comprehensive income (loss) were recognized for the year ended December 31, 2025.

Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. Each consolidated entity determines its functional currency based on the primary economic environment in which it operates. The functional currencies of the Company’s foreign subsidiaries are as follows:

•42 Telecom (Parent): Euro (EUR)

•42 Telecom AB Ltd (Sweden): Swedish Krona (SEK)

•42 Telecom UK Ltd: British Pound (GBP)

•Arcus Technologies Ltd: Euro (EUR)

For consolidation purposes, assets and liabilities of subsidiaries with functional currencies other than U.S. dollar are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the reporting period. Equity accounts, other than retained earnings, are translated at historical exchange rates. The resulting translation adjustments are recorded in Other Comprehensive Income (Loss) and accumulated in stockholders’ equity under Accumulated Other Comprehensive Income (loss).

Transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates, and non-monetary assets and liabilities are carried at historical exchange rates. Resulting foreign exchange gains and losses are recognized within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

The exchange rates used in the preparation of the consolidated financial statements are as follows:

•For the year ended December 31, 2025, closing rate 1.1763 US: 1 EURO, 0.1088US:1𝐸𝑈𝑅𝑂,0.1088𝑈𝑆: 1 SEK, and 1.3491 US: 1 GBP.

•For the year ended December 31, 2025, average rate 1.1596 US: 1 EURO, 0.1055US::1𝐸𝑈𝑅𝑂,0.1055𝑈𝑆 1 SEK, 1.3361 US: 1 GBP.

For the years ended December 31, 2025 and 2024, the Company recorded foreign currency translation adjustments of $132,551 and $0, respectively, which are included in other comprehensive income (loss).

Leases

The Company accounts for leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected not to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Earnings Per Share (EPS)

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of potentially dilutive securities using the treasury stock method. Potentially dilutive securities include stock options, warrants, convertible instruments, and contingently issuable shares. In periods of net loss, all potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

For the year ended December 31, 2025, the Company had 3,646,875 stock options outstanding with a weighted-average exercise price of $0.43 per share, which were dilutive as the Company reported net income for the period. The dilutive effect was computed using the treasury stock method based on the weighted-average market price of the Company's common stock of $2.31 per share during the year ended December 31, 2025. For the year ended December 31, 2024, all 3,646,875 stock options outstanding were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Non-Controlling Interests

Noncontrolling interests represent the equity interests in consolidated subsidiaries that are not attributable to the Company. The Company consolidates Noot Holdings, Inc. and Monitr Holdings, Inc., in each of which the Company holds a 60% controlling interest, with the remaining 40% held by noncontrolling interest holders. Noncontrolling interests are presented as a separate component of stockholders’ equity in the consolidated balance sheets. Net income or loss attributable to noncontrolling interests is presented separately in the consolidated statements of operations and comprehensive loss. The following table sets forth the changes in non-controlling interest for the year ended December 31, 2025 and 2024:

Non-Controlling Interests
Balance at December 31, 2024	$(221,886)
Net loss attributable to non-controlling interest	-
Balance at December 31, 2025	$(221,886)

Balance at December 31, 2023	$(221,886)
Net loss attributable to non-controlling interest	-
Balance at December 31, 2024	$(221,886)

Noot Holdings, Inc. and Monitr Holdings, Inc. had no operations during the years ended December 31, 2025 and 2024, and accordingly no net income or loss was attributable to noncontrolling interests during either year.

Income Tax

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations and comprehensive loss in the period in which the change is enacted.

The Company records a valuation allowance against deferred tax assets to the extent it is more likely than not that some or all of the deferred tax assets will not be realized, based on all available positive and negative evidence, including historical operating results, projected future taxable income, and the expected timing of reversals of existing temporary differences.

The Company recognizes and measures uncertain tax positions using a two-step process in accordance with ASC 740-10. In the first step, the Company evaluates whether a tax position is more likely than not to be sustained upon examination by the relevant taxing authority. In the second step, for positions that meet the recognition threshold, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions within the income tax provision in the consolidated statements of operations and comprehensive loss.

The Company operates across multiple tax jurisdictions, including the United States, Malta, Sweden, and the United Kingdom. The calculation of the Company’s tax provision involves significant judgment in the application of complex tax regulations across these jurisdictions. The Company’s income tax returns are subject to examination by the Internal Revenue Service and other domestic and foreign tax authorities.

Recent Accounting Pronouncements

Recently Adopted Standards

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollar amounts and percentages, with specific categories and further disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pre-tax income (loss) by the applicable statutory rate. The ASU also requires disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption had a financial statement disclosure impact only and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Standards Not Yet Adopted

ASU 2024-03 — Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

ASU 2025-06 — Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the project and it is probable the project will be completed and the software will be used to perform its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 and will assess the impact upon adoption.

NOTE 3 – BUSINESS COMBINATIONS

The Company evaluated the acquisitions of 42 Telecom and Telvantis under ASC 805 and ASU 2017-01, Business Combinations (Topic 805) which clarifies the definition of a business for purposes of applying the acquisition method. Both acquisitions were determined to constitute business combinations. Under the acquisition method, the identifiable assets acquired and liabilities assumed are recognized at their fair values as of the respective acquisition dates. Goodwill recognized in connection with each acquisition represents the excess of consideration transferred over the fair value of net identifiable assets acquired and reflects the expected synergies, assembled workforce, and other economic benefits anticipated from each transaction that do not qualify for separate recognition as identifiable intangible assets.

Acquisition of 42 Telecom Ltd.

On July 15, 2025, the Company entered into a Share Exchange Agreement with Heritage Ventures Ltd. (“Heritage”) and 42 Telecom, pursuant to which Heritage transferred 100% of the issued and outstanding shares to Spectral in exchange for shares of the Company’s common stock. The acquisition closed on August 1, 2025, and the results of operations of 42 Telecom and its subsidiaries — 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta) — have been consolidated from that date.

The total purchase price consideration was $20,000,000, consisting of the following:

Common stock issued	$12,880,000	(1)
Contingent consideration	7,120,000	(2)

Purchase price consideration	$20,000,000

(1)Represents the fair value of 8,000,000 shares of the Company's common stock issued to Heritage Ventures Ltd. at closing on August 1, 2025. The shares had a marketable value of $18,400,000 based on the closing market price of $2.30 per share on the acquisition date. The fair value was adjusted to $12,880,000 to reflect a 30% discount for lack of marketability, using a Black-Scholes put option model, reflecting the 12-month lock-up period and subsequent 10-month trickle-out release restrictions applicable to the shares under the Exchange Agreement.

(2)Represents the acquisition-date fair value of contingent consideration consisting of two components. First, up to 1,000,000 bonus shares of the Company's common stock are issuable to Heritage Ventures Ltd. contingent upon 42 Telecom achieving a consolidated net profit threshold of $1,000,000 for the year ended December 31, 2025, with pro-rata releases of 1,000,000 shares for each $1,000,000 of net profit above the threshold. Second, up to 4,307,080 additional shares are issuable to satisfy a $30,000,000 minimum valuation guarantee measured 12 months from the closing date, with additional shares issued to the extent the aggregate 30-day VWAP of all shares issued in the transaction falls below the guaranteed amount. The acquisition-date fair value of each component was determined using a risk-neutral Monte Carlo simulation incorporating the Company's projected financial results, applicable volatility assumptions, and a 30% discount for lack of marketability determined using a Black-Scholes put option model, reflecting the lock-up and trickle-out release restrictions applicable to the shares. The aggregate acquisition-date fair value of both components was determined $7,120,000 using a risk-neutral Monte Carlo simulation of projected FCCN share prices, incorporating an equity volatility factor of 90% and applicable risk-free and corporate bond discount rates to reflect counterparty risk. The contingent consideration is classified as a liability and remeasured at fair value at each reporting date with changes in fair value recognized in the consolidated statements of operations. See Note 4 — Fair Value Measurements for the remeasured fair value as of December 31, 2025. The following table summarizes the provisional purchase price allocation to the identifiable assets acquired and liabilities assumed from the acquisition of 42 Telecom as of August 1, 2025:

Total
Cash and cash equivalents	$276,229
Restricted cash	20,705
Accounts receivables, net	1,271,006
Contract assets	832,742
Prepaid expenses and other current assets	423,957
Property, plant and equipment, net	111,957
Capital work-in-progress	278,893
Intangible assets:
Developed technology	5,800,000
Customer relationships	3,100,000
Tradename	600,000
Goodwill	12,519,695
Other receivable, related party	417,095
Right of use asset	191,127
Accounts payable	(1,289,041)
Accrued expenses and other current liabilities	(741,002)
Contract liabilities	(250,503)
Operating lease liability	(179,624)
Loan payable	(915)
Deferred tax liability on identified intangible assets	(3,268,425)
Deferred tax liability on pre existing temporary differences	(113,896)
Purchase price consideration	$20,000,000

Goodwill of $12,519,695 presented in the purchase price allocation table above represents $9,251,270 pertaining to the excess of consideration transferred over the fair value of net identifiable assets acquired as of August 1, 2025, and a $3,268,425 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identifiable intangible assets, as further described below. Total goodwill recognized in the consolidated balance sheet is $13,210,565, reflecting the measurement period adjustment of $690,870 described below. The goodwill reflects the expected synergies from 42 Telecom's telecommunications operations, the going-concern value of the assembled workforce, and future economic benefits arising from assets that do not qualify for separate recognition at the acquisition date.

Deferred Tax Adjustment

Pursuant to ASC 805-740-25-8, the deferred tax liability of $3,268,425 presented in the purchase price allocation table above represents the temporary difference between the fair values assigned to identifiable intangible assets — developed technology $5,800,000, customer relationships $3,100,000, and trade name $600,000, totaling $9,500,000 — and their respective tax bases of $0, as the acquisition was structured as an equity acquisition for income tax purposes and no step-up in tax basis was obtained. A corresponding increase to goodwill of $3,268,425 was recorded.

Measurement Period Adjustment

During the measurement period, the Board of Directors of 42 Telecom resolved on October 31, 2025 to distribute a dividend of EUR 600,600, ($690,870) to Heritage representing 42 Telecom’s retained earnings for the year ended December 31, 2024. The Company determined that the purchase price allocation included assets attributable to pre-acquisition profits that were not intended to transfer to the Company. Accordingly, the purchase price allocation was adjusted pursuant to ASC 805-10-25-13 to exclude such assets from net identifiable assets acquired, resulting in an increase to goodwill from $12,519,695 to $13,210,565. The goodwill adjustment of $690,870 was recorded at the acquisition-date EUR/USD exchange rate. The adjustment had no effect on the consolidated statements of operations and comprehensive income (loss) or accumulated deficit. As of December 31, 2025, the dividend of EUR 600,600 remains unpaid and is reflected in due to related party in the consolidated balance sheet Note 11 — Related Party Transactions.

The results of 42 Telecom have been included in the consolidated financial statements since the date of its acquisitions i.e. August 1, 2025. 42 Telecom’s revenue and net income included in the consolidated financial statements since the acquisition date were $21,839,868 and $1,211,954, respectively.

Acquisition of Telvantis Voice Services, Inc.

On December 29, 2025, the Company entered into a Stock Purchase Agreement to acquire 100% of the issued and outstanding shares of Telvantis. The acquisition closed on December 31, 2025. Telvantis and its subsidiaries — Phonetime, Inc. (U.S.) and Matchcom Telecommunications, Inc. (U.S.) — were consolidated as of December 31, 2025 and contributed no revenues or expenses to the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

The total purchase price consideration was $34,513,000, consisting of the following:

Common stock issued	$3,407,250	(1)
Contingent consideration	31,105,750	(2)
Purchase price consideration	$34,513,000

(1)Represents the fair value of 1,500,000 shares of the Company's common stock issuable to the sellers at closing. As the shares had not been formally issued as of December 31, 2025, the obligation is reflected as common stock to be issued within stockholders' equity in the consolidated balance sheet. The shares had a marketable value of $6,195,000 based on the closing market price of $4.13 per share on the acquisition date. The fair value was adjusted to $3,407,250 to reflect a 45% discount for lack of marketability, determined by an independent valuation specialist using a Black-Scholes put option model, reflecting the 12-month lock-up period and subsequent 30-month trickle-out release restrictions applicable to the shares.

(2)Represents the acquisition-date fair value of contingent consideration consisting of two components. First, up to 8,500,000 earn-out shares of the Company's common stock are issuable to the sellers contingent upon Telvantis achieving specified performance thresholds for the year ending December 31, 2026: (i) 1,000,000 earn-out shares for each $1,000,000 of annualized net operating profit above $1,500,000, up to a maximum of 8,500,000 shares upon achievement of $10,000,000 of net operating profit; or alternatively, (ii) the equivalent number of shares upon achievement of total annualized gross revenues of $665,000,000 with an equivalent or superior operating margin as compared to 2025 results. Second, additional shares are issuable to the extent the aggregate 30-day VWAP of all shares issued in the transaction falls below a $65,000,000 minimum share value measured as of December 31, 2026, with Spectral having the option to satisfy the shortfall through issuance of additional shares or other consideration. The acquisition-date fair value of each component was determined using a risk-neutral Monte Carlo simulation incorporating correlated gross revenue and operating profit projections, a gross revenue volatility factor of 25%, an operating profit volatility factor of 65%, an 80% correlation between gross revenue and operating profit., and a 45% discount for lack of marketability determined using a Black-Scholes put option model, reflecting the 12-month lock-up period and subsequent 30-month trickle-out release restrictions applicable to the shares. The aggregate acquisition-date fair value of both components was $31,105,750. The contingent consideration is classified as a liability and remeasured at fair value at each reporting date with changes in fair value recognized in the consolidated statements of operations. See Note 4 — Fair Value Measurements for the remeasured fair value as of December 31, 2025.

The following table summarizes the provisional purchase price allocation to the identifiable assets acquired and liabilities assumed from the acquisition of Telvantis Voice Services, Inc. as of December 31, 2025:

Total
Cash and cash equivalents	$1,094,457
Accounts receivables, net	37,333,769
Due from related party	1,357,768
Prepaid expenses and other current assets	482,420
Deferred tax assets	41,607
Intangible assets:
Customer relationships	10,700,000
Tradename	3,100,000
Goodwill	35,486,899
Accounts payable	(32,402,097)
Accrued expenses and other current liabilities	(824,625)
Accounts receivable financing facility	(12,342,163)
Deferred tax liability on identified intangible assets	(2,238,117)
Due to related party	(7,276,918)
Purchase price consideration	$34,513,000

Goodwill of $35,486,899 represents $33,248,782 the excess of consideration transferred over the fair value of net identifiable assets acquired as of December 31, 2025, and a $2,238,117 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identifiable intangible assets as further described below. The goodwill reflects the expected synergies from combining Telvantis’ voice termination and telecommunications services with Spectral's platform, the going-concern value of the assembled workforce, and future economic benefits arising from assets that do not qualify for separate recognition at the acquisition date. The purchase price allocation as of December 31, 2025 is subject to adjustment within the 12-month measurement period ending December 31, 2026.

Deferred Tax Adjustment

Pursuant to ASC 805-740-25-8, the deferred tax liability of $2,238,117 presented in the purchase price allocation table above represents the temporary difference between the fair values assigned to identifiable intangible assets — customer relationships $10,700,000 and trade name $3,100,000, totaling $13,800,000 — and their respective tax bases of $0, as the acquisition was structured as an equity acquisition for income tax purposes and no step-up in tax basis was obtained. A corresponding increase to goodwill of $2,238,117 was recorded in the consolidated balance sheet.

Neither the 42 Telecom nor the Telvantis acquisition was structured as an asset acquisition for income tax purposes; accordingly, goodwill recognized in connection with each acquisition is not deductible for income tax purposes.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions of 42 Telecom and Telvantis had occurred on January 1, 2024. The pro forma financial information includes adjustments for amortization of acquired intangible assets based on their fair values and useful lives as determined in the purchase price allocations. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor is it intended to project the future results of operations of the combined company.

	Year Ended
	December 31,
	2025	2024
Net revenues	$259,800,594	$48,273,959
Net loss	$(8,186,604)	$(3,297,967)
Net loss per common share	$(0.10)	$(0.05)

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, classified within the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2025
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$3,732,734	$3,732,734
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$31,105,750	$31,105,750
Total liabilities	$-	$-	$34,838,484	$34,838,484

December 31, 2024
Total liabilities	$-	$-	$-	$-

The Company had no assets measured at fair value on a recurring basis as of December 31, 2025 or 2024. The contingent consideration liabilities are classified as Level 3 within the fair value hierarchy as their valuation requires significant unobservable inputs. There were no transfers between levels during the year ended December 31, 2025.

The fair value of the 42 Telecom contingent consideration was remeasured at December 31, 2025 using a risk-neutral Monte Carlo simulation of projected FCCN share prices, consistent with the methodology applied at the acquisition date. Key inputs to the remeasurement included an updated FCCN stock price of $4.13, updated risk-free rates, and a remaining term of approximately 7 months to the guarantee measurement date of July 31, 2026 and a probability of achieving the bonus share trigger of 100%, based on 42 Telecom’s full year 2025 net income of exceeded the $1,000,000 threshold. The net change in fair value of the contingent consideration for the year ended December 31, 2025 resulted in a gain of $3,387,266, recognized within other income (expense) in the consolidated statements of operations and comprehensive Income (loss). The decrease in fair value reflects the net effect of the increased stock price offset by the reduction in the remaining lock-up period and updated discount for lack of marketability.

The Telvantis contingent consideration was initially recognized at its acquisition-date fair value of $31,105,750 on December 31, 2025. As the acquisition closed on December 31, 2025, no remeasurement was required during the year ended December 31, 2025.

The following table presents changes in fair value of contingent consideration measured at fair value for the years ended December 31, 2025 and 2024:

Contingent
Consideration
Balance, December 31, 2023	$-
Purchase price consideration	-
Change in fair value	-
Balance, December 31, 2024	-
Purchase price consideration - 42 Telecom Ltd.	7,120,000
Purchase price consideration - Telvantis Voice Services, Inc.	31,105,750
Change in fair value	(3,387,266)
Balance, December 31, 2025	$34,838,484

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Prepaid consulting and marketing services	$4,336,250	$-
Deposits	37,642	-
VAT and taxes	39,667	-
Prepaid expenses	216,959	-
Settlement receivable	172,564	-
Other receivable	469,721
Prepaid and other current assets	$5,272,803	$-

Prepaid consulting and marketing services represents the unamortized portion of equity consideration paid to Data Center Constructors LLC and Finplays LLC under consulting and marketing service agreements, amortized straight-line over the respective service periods. Settlement receivables represent amounts held in dedicated collection accounts under the Fasanara receivables financing arrangements that have been remitted by customers but not yet contractually settled against the outstanding facility balances. See Note 13 — Accounts Receivable Financing Facility and Note 14 — Equity Transactions for further details.

NOTE 6- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2025	2024
Office equipment	$4,313	$-
Computers	114,946	-
Furniture and fixtures	26,176	-
Leasehold improvements	7,373	-
	152,807	-
Less: Accumulated depreciation	(26,753)	-
Property, plant and equipment, net	$126,054	$-

For the years ended December 31, 2025 and 2024, depreciation expense was $26,753 and $0, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2025	2024
Developed technology	$5,479,102
Internally developed software	320,898	$-
Customer relationships	13,800,000
Tradenames	3,700,000	-
Acquired intellectual property	19,710,000	-
	43,010,000	-
Less: Accumulated amortization	(1,572,441)	-
Intangible assets, net	$41,437,559	$-

Intangible assets of $5,479,102, $3,100,000, and $600,000 represent developed technology, customer relationships, and trade name, respectively, identified and measured at fair value pursuant to the acquisition of 42 Telecom completed on August 1, 2025 (see note 3).

Internally developed software of $320,898 represents capitalized software development costs recognized at 42 Telecom and measured at fair value as of the acquisition date.

Intangible assets of $10,700,000 and $3,100,000 represent customer relationships and trade name, respectively, identified and measured at fair value pursuant to the acquisition of Telvantis completed on December 31, 2025 (see note 3). As the acquisition closed on the last day of the fiscal year, no amortization was recorded during the year ended December 31, 2025. Amortization will be recognized on a straight-line basis over estimated useful lives of 8 years for customer relationships and 4 years for trade name, commencing January 1, 2026.

On October 15, 2025, the Company completed an asset acquisition pursuant to which it acquired certain artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies in exchange for 9,000,000 shares of the Company’s common stock. The transaction was determined to be an asset acquisition rather than a business combination. Accordingly, no goodwill was recognized and the total consideration of $19,710,000, representing the fair value of 9,000,000 shares at $2.19 per share, was allocated entirely to the acquired intangible assets. Amortization is recognized on a straight-line basis over an estimated useful life of 5 years.

No impairment charges were recognized during the years ended December 31, 2025 or 2024. The following table presents the estimated future amortization expense for intangible assets as of December 31, 2025:

Year Ended December 31, 2025
2026	$7,857,357
2027	7,857,357
2028	7,774,024
2029	7,657,357
2030	5,577,774
Thereafter	4,713,689
$41,437,559

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
Accrued cost of revenue	$823,405	$-
VAT and taxes payable	1,256,608	-
Other	327,181	-
Accrued expenses and other current liabilities	$2,407,194	$-

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its operations as a single reportable segment — Telco Services — in accordance with ASC 280, Segment Reporting. The Company's Chief Executive Officer serves as the CODM and regularly reviews consolidated revenues, cost of revenue, gross profit, selling general and administrative expenses, and wages and benefits to evaluate performance and allocate resources to the Telco Services segment. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss.

The Company identified two operating segments based on legal entity groupings — 42 Telecom and subsidiaries, and Telvantis and subsidiaries — and determined that both meet the aggregation criteria under ASC 280-10-50-11 based on similar nature of products and services, production processes, customer class, distribution methods, and regulatory environment, and are therefore presented as a single reportable segment. Telvantis and its subsidiaries were consolidated as of December 31, 2025 and contributed no revenues or expenses to the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

The following table presents significant segment expenses regularly provided to the CODM and used to assess segment performance for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Revenue	$14,551,774	$-
Revenue, related party	7,288,094	-
Total revenues	21,839,868	-
Cost of revenue	11,652,662	-
Cost of revenue, related party	7,303,516
Gross profit	2,883,690	-

Operating expenses:
Selling, general and administrative	3,187,054	2,115,924
Wages and benefits	1,026,034	144,000
Depreciation and amortization	1,598,742
Research and development	-	745,024
Total operating expenses	5,811,830	3,004,948
Loss from operations	(2,928,140)	(3,004,948)

Other income (expense):
Interest expense, net	(5,573)	-
Extinguishment of debt	-	(265,596)
Change in FV of contingent consideration	3,387,266
Other expense	(32,693)	-
Total other income (expense)	3,349,000	(265,596)
Income (loss) before income taxes	420,860	(3,270,544)
Income taxes	(497,495)	-
Net income (loss)	$918,355	$(3,270,544)

Geographic Information

For the year ended December 31, 2025 and 2024, revenues attributable to operations by geography were as follows:

	Year Ended
	December 31,
	2025	2024
Malta	21,256,026
Sweden	583,842
	$21,839,868	$-

For the year ended December 31, 2025, approximately 97% of total consolidated revenues were attributable to operations in Malta, with the remaining 3% attributable to Sweden. Telvantis and its subsidiaries were consolidated as of December 31, 2025 and contributed no revenues to the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. There were no revenues during the year ended December 31, 2024.

Substantially all of the Company’s property, plant and equipment is held by 42 Telecom and its subsidiaries in Europe. The following table presents property, plant and equipment, net by geographic location as of December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024
Malta	118,886	-
Sweden	7,168	-
	$126,054	$-

The Company’s intangible assets are held across multiple jurisdictions — business combination intangibles recognized in connection with the acquisition of 42 Telecom are held in Europe, business combination intangibles recognized in connection with the acquisition of Telvantis are held in the United States, and the acquired IP intangible assets are held by the Spectral in the United States. The following table presents Intangibles, net by geographic location as of December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024
Europe	8,748,810	-
United States	32,688,749	-
	$41,437,559	$-

NOTE 10 – LEASE OBLIGATIONS

In connection with the acquisition of 42 Telecom on August 1, 2025, the Company assumed an operating lease for office l premises located on the third and fourth floors of Hyundai Block, Valley Road, Msida, Malta. The lease commenced upon handover on July 24, 2023 and has a contractual term of five years, of which the first two years are non-cancellable and the remaining three years may be terminated by the Company with two months’ notice. Annual base rent is €60,000 plus VAT, payable quarterly in advance.

Lease costs are included in the consolidated statements of operations as selling, general and administrative expenses.

The following is the summary of operating lease assets and liabilities:

	December 31,
	2025	2024
Operating Leases
Right-of-use assets	$167,807	$-

Operating lease liability, current portion	65,156	-
Operating lease liability, net of current portion	102,651	-
Total lease liabilities	$167,807	$-

Weighted Average Remaining Lease Term (in years)	2.5
Weighted Average Discount Rate	4%

The operating lease costs totaled $28,927 and $0, for the years ended December 31, 2025 and 2024, respectively.

The following is the summary of future minimum payments as of:

December 31,
2026	$70,579
2027	70,579
2028	35,289
Total lease payments	176,447
Less : imputed interest	(8,640)
Total	$167,807

NOTE 11 – RELATED PARTY TRANSACTIONS

42 Telecom Acquisition

On July 15, 2025, the Company entered into a Definitive Share Exchange Agreement (the “Agreement”) with Heritage, an Irish corporation, and 42 Telecom, a Maltese corporation. Pursuant to the Agreement, the Company acquired 100% of the outstanding capital stock of 42 Telecom in exchange for 8,000,000 shares of the Company’s common stock, plus 8,000,000 escrow shares subject to performance-based and valuation-adjustment provisions (see Note 3 – Business Combinations).

Under the terms of the Agreement, each Heritage holder’s beneficial ownership of the Company’s outstanding common stock is expressly limited to 4.9% or less at all times. This ownership limitation is intended to prevent any holder from being deemed an “affiliate” under SEC Rule 144 and to ensure that no post-closing shareholder obtains control or significant influence over the Company’s management or policies.

At the time the Agreement was executed and the transaction consummated, neither Heritage nor 42 Telecom was a related party to the Company as defined in ASC 850-10-20 and PCAOB AS 2410.02-.03, since no common ownership, control, or significant influence existed. The transaction was negotiated and completed on an arm’s-length basis and approved by the independent members of the Company’s Board of Directors. Accordingly, management has concluded that the share exchange does not constitute a related-party transaction for purposes of ASC 850-10-50 or Regulation S-X § 4-08(k).

The acquisition accounted for as a business combination under ASC 805, with the identifiable assets acquired and liabilities assumed recognized at their estimated fair values as of the closing date. The Company’s post-acquisition financial statements includes the results of 42 Telecom beginning on the date of acquisition. See Note 3 for further detail.

Transaction with Mexedia SpA

42 Telecom is party to bilateral messaging service agreements with Mexedia SpA, an Italian telecommunications company, under which either party may act as a customer or vendor depending on destination-specific routing economics. The Company has determined that Mexedia SpA was a related party of the Company for the period August 1 through December 31, 2025. Mr. Orlando Taddeo served as the sole director of 42 Telecom throughout the post-acquisition period while simultaneously serving as Chief Executive Officer and Director of Mexedia SpA through October 2025 and retaining a controlling ownership interest in Mexedia SpA through Heritage through December 31, 2025.

For the period August 1 through December 31, 2025, revenues recognized from Mexedia SpA were $7,288,094 and cost of revenues incurred from Mexedia SpA as a termination services vendor were $7,303,516, each presented on a gross basis as 42 Telecom acts as principal under ASC 606. Transactions between 42 Telecom and Mexedia SpA are conducted pursuant to bilateral messaging service agreements on a destination-specific routing basis and are priced based on market rates for telecommunications termination services.

At December 31, 2025, accounts receivable from Mexedia SpA of $11,709,931 and contract assets of $2,633,806 representing December 2025 messaging services billed to Mexedia SpA in January 2026 are reflected in accounts receivable, related party and contract assets, respectively, in the consolidated balance sheets. Accounts payable to Mexedia SpA of $9,260,754 are reflected in accounts payable, related party in the consolidated balance sheets.

Daniel Gilcher served as Chief Financial Officer and Director of Mexedia SpA throughout the year ended December 31, 2025 and held no executive role at the Company during that period. Mr. Gilcher received 400,000 shares of Spectral common stock in connection with the 42 Telecom acquisition and 175,000 shares in connection with the Telvantis acquisition from the respective sellers and did not constitute compensation for services rendered to the Company. He was appointed Chief Financial Officer of the Company effective January 3, 2026.

Transaction With Former Shareholder of 42 Telecom

Heritage is the 100% owner of 42 Telecom prior to its acquisition by the Company on August 1, 2025. The beneficial owner of Heritage is Mr. Orlando Taddeo. Heritage is considered a related party of the Company through Mr. Taddeo’s continued service as sole director of 42 Telecom through December 31, 2025.

The beneficial owner of Heritage, Mr. Orlando Taddeo, bought 42 Telecom (through Heritage) in September 2023. At the time, Mexedia SpA verbally promised a share option incentive scheme to staff if 42 Telecom reached an EBITDA of €1.2 million in 2024. Further, payments were made due to the 2024 performance of 42 Telecom, but it was not something that was included in employee agreements. Employees had regular payments that were made and accrued for within the 2024 results, but this payment was separate from those. It was only in July, 2025 that agreements were distributed and signed by employees, and those agreements were provided by Heritage. It was determined that 42 Telecom acted solely as a paying agent in the transaction whereby Heritage will pay cash bonuses to 42 Telecom’s employees. The transaction is deemed payable in the third quarter of 2025, when the final determination was made. Heritage, as the primary obligor will record the P&L impact on its books and 42 Telecom will record the pass-through transaction. Accordingly, during the year ended December 31, 2025, the Company distributed €1.3 million to the employee and related tax payable by employees depending on their tax band.

Heritage, the former sole shareholder of 42 Telecom and an entity controlled by Mr. Orlando Taddeo, provided management services to 42 Telecom. Management fee invoices of EUR 102,000 were issued by Heritage to 42 Telecom for services in the first half of 2025 and subsequently reversed in full by credit note on June 30, 2025, resulting in no net management fee expense recognized during the year ended December 31, 2025. During the year ended December 31, 2025, cash payments totaling approximately $180,000 (EUR 153,000) were made to Heritage in settlement of management fees accrued in prior periods. At December 31, 2025, approximately $100,000 (EUR 85,000) remained payable to Heritage in respect of prior period management fees and is included in accounts payable, related party in the consolidated balance sheets.

A dividend of EUR 600,600 in respect of 42 Telecom’s retained earnings for the year ended December 31, 2024 was declared on October 31, 2025, payable to Heritage as the former 100% shareholder of 42 Telecom. The dividend remained unpaid at December 31, 2025 and is reflected as a liability of $706,492, due to related party in the consolidated balance sheets. See Note 3 — Business Combinations for further details.

42 Telecom - Other receivable

As part of the acquisition of 42 Telecom on August 1, 2025, the Company acquired a receivable from Nexora Holdings Ltd. (“Nexora”) amounting to €362,597 (approximately $417,095). Nexora is an entity controlled by Mr. Orlando Taddeo and is therefore considered a related party under ASC 850.

The receivable originated from an Intellectual Property Transfer Agreement dated July 1, 2025, between 42 Telecom and Nexora. Under this agreement, 42 Telecom transferred certain proprietary software and related IP to Nexora in exchange for consideration of €362,597. The payment is subject to a five-year moratorium, during which no cash settlement is required unless Nexora generates profits directly from the transferred IP, in which case partial or full payment becomes due earlier. The receivable was recognized as part of the purchase-price allocation in connection with the 42 Telecom acquisition and remains outstanding as of December 31, 2025, with a carrying amount of US $426,526. The change in U.S. dollar equivalent from the acquisition date is solely due to foreign currency translation adjustments. Management continues to monitor the balance for collectability. No additional transactions occurred with Nexora Holdings Ltd. during the period. The Company concluded that the IP sale did not constitute a discontinued operation as per ASC 205.

Chief Executive Officer Compensation

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company’s condensed consolidated financial statements in connection with the CEO’s services was $144,000 for the both years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, amounts due to the CEO related to accrued salaries were $576,000 and $432,000 respectively.

During the year ended December 31, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances previously made by the Chief Executive Officer on behalf of the Company, resulting in a loss on extinguishment of $501.

Loans from Related Parties

On February 5, 2025, the Company entered into a loan agreement with B Holdings OU, which is associated with the beneficial owner of DecusPro, Mr. Boriss Aleksandrov, a shareholder of the Company. During the year ended December 31, 2025, the Company received total of proceeds of $204,590 under this agreement and repaid the full amount during the same year. The loan bore interest at 10% per annum repayable on demand and matured in 12 months. As of December 31, 2025, no balance was outstanding under this agreement.

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a shareholder of the Company, whereby the Company may borrow up to a total principal amount of $500,000. During the year ended December 31, 2025, the Company received a total of $10,000 under this agreement. The loan bears no interest and matures on December 31, 2025. As of December 31, 2025, the total amount due under this agreement was $10,000. The Company is currently in extension discussions regarding payment term.

On June 2, 2025, the Company entered into a promissory note with Mr. Michael Turner, a member of the Board of Directors, for a principal amount of $10,000. The note bears interest at 5% per annum, unless repaid in full within 60 days of issuance, in which case no interest is due. The principal and any accrued interest are payable on demand. As of December 31, 2025, the total amount due under this note was $10,000.

Telvantis Voice Services, Inc. — Assumed Related Party Balances

In connection with the acquisition of Telvantis, on December 31, 2025 the Company assumed certain pre-existing related party balances. As of December 31, 2025, amounts due to related parties of $7,276,918 are included in current liabilities in the consolidated balance sheets, representing loans payable to Mexedia, $7,276,918. Mexedia SpA is a related party of the Company as described above. The loans were incurred in the ordinary course of Telvantis's pre-acquisition operations. Additionally, as of December 31, 2025, amounts due from related parties of $1,357,768 are included in current assets, representing $1,299,468 owed by Telvantis Inc. (the seller), and $58,300 owed by Mexedia SpA. These balances are expected to be settled in the ordinary course of business.

Transactions with Former Chairman and Affiliates

During the years ended December 31, 2025 and 2024, the Company received $125,000 and $550,700, respectively, in total demand advances from the former Chairman of the Board of Directors, Sean Michael Brehm. These advances are documented under a promissory note dated November 14, 2024 (“Note”). The Note provides for up to $2,500,000 in advances under the Note by Mr. Brehm to Spectral. The Note must be repaid by the Company, including accrued interest at 4% APR at the end of five years. The Note balance may be applied to the exercise of Mr. Brehm’s options to acquire common stock in the Company at any time while the Note is outstanding. In June 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements and no longer owes Mr. Brehm compensation for the demand advances. As a result of the settlement, the total outstanding balance of $675,700 was relieved and recorded to additional paid-in capital. As of December 31, 2025 and 2024, amounts due under the note totaled $0 and $550,700, respectively.

Sean Michael Brehm, the Company’s former Chairman and a member of the Board of Directors, is also the sole shareholder of Node Nexus Network Co. LLC (“NNN”), which the Company had acquired in exchange for 1,000,000 shares of newly designated Series Quantum Preferred Stock effective August 29, 2024; see Note 14. In connection with the acquisition, Sean Michael Brehm also purchased 5,050,000 of the Company’s common shares at $0.20 per share for a total purchase price of $1,010,000. Due to the related party and common control nature of this transaction, the acquisition was accounted for at the carrying value of the acquired net assets of NNN. Assets acquired consisted of approximately $4,955 in cash. The pre-acquisition financial results of NNN were not significant. Due to the rescission below, the initial transaction was recorded at par value.

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

The Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior acquisitions and planned collaborations involving Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit. Under the agreement, Spectral retains ownership of 104 patent filings developed during the course of the collaboration. Brehm and his affiliates will pursue independent commercial development of the technology associated with Node Nexus Network, Vogon Cloud, Quantomo, and Crwdunit in a separate private vehicle. All shares previously issued to Brehm and his affiliates have been returned and cancelled except for the private placement shares of 5,050,000 purchased by Brehm which were fully paid for. As of December 31, 2025, these entities did not have any assets or liabilities as to be reflected as discontinued operations. Additionally, the Company intends to continue the development of its intellectual property and software development on its own and does not require any resources, assets or inputs from any of the above entities or individuals to continue the development of its technologies.

Governance Changes

Effective May 30, 2025, five members of the Board of Directors—Sean Brehm, Sam Lee, Aby Alexander, Chad Lemming, and Paul Breitenbach—resigned. On the same date, the Board appointed Michael Turner and Jeffrey Chong as new directors. Subsequently, Gottfried Werner and Olga Nezerenko were appointed to the board on November 19, 2025 and December 27, 2025 respectively. These changes are part of the Company’s broader governance overhaul in preparation for a potential Nasdaq uplisting.

NOTE 12 – DEBT

On April 21, 2025, the Company entered into a short-term loan agreement with a third-party lender for a total principal amount of $10,000. The loan bears no interest and matures on October 21, 2025. On October 29, 2025, the Company issued 10,000 shares of its common stock at $1.00 per share in full settlement of the outstanding loan balance pursuant to a Subscription Agreement. As of December 31, 2025, no balance was outstanding under this agreement.

NOTE 13 – ACCOUNTS RECEIVABLE FINANCING FACILITY

Fasanara Participation Arrangement — 42 Telecom Ltd

42 Telecom, a wholly owned subsidiary of the Company, is party to a Master Participation Agreement dated February 20, 2025 with Fasanara Securitisation S.A. (“Fasanara”), pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services. 42 Telecom retains servicing responsibilities, maintains direct customer relationships, and retains a portion of the credit risk associated with the receivables. The arrangements are undisclosed, meaning customers are not notified of Fasanara’s participation. Accordingly, the participation arrangements do not meet the criteria for sale accounting under ASC 860, Transfers and Servicing of Financial Assets, and are accounted for as receivables financing. The outstanding funded amount $331,432 recognized as current liabilities in the consolidated balance sheets.

Customer payments are remitted to a bank account maintained at Goldman Sachs used exclusively for customer collections under the arrangement. Because the Company does not control or have withdrawal rights over this account, amounts held therein do not meet the definition of cash or cash equivalents or restricted cash under ASC 305, Cash and Cash Equivalents and are classified within other current assets as a settlement receivable. Accounts receivable are reduced upon customer remittance as the customer’s obligation is extinguished at that time. The Fasanara financing liability is not reduced until customer collections are contractually settled or applied against the outstanding balance.

Fasanara Participation Arrangement — Telvantis Voice Services, Inc.

In connection with the acquisition of Telvantis on December 31, 2025, the Company assumed a pre-existing receivables financing facility with Fasanara with an outstanding balance of $12,342,163, recognized at carrying value. There was no post-acquisition activity under this facility during the year ended December 31, 2025.

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On August 30, 2024, the Company filed a Certificate of Designation for the newly designated Series Quantum Preferred Stock. The number of Series Quantum Preferred Stock designated is 2,000,000. The Series Quantum Preferred Stock contains a liquidation preference over common shareholders equal to 40 times the amount per share to be distributed to the common shareholders. The Series Quantum Preferred Stock is convertible at the option of the Company or the holder into 40 shares of the Company’s common stock, contingent upon the Company having enough authorized shares to effectuate the conversion. In addition, the conversion right shall not become exercisable by the holder until 12 months have elapsed from the date of issuance of the Series Quantum Preferred Stock. The holders of the Series Quantum Preferred Stock have the right to vote on an as-converted-to-common basis, such that one share of Series Quantum Preferred Stock has 40 votes.

On August 29, 2024, the Company issued 1,000,000 shares of Series Quantum Preferred Stock to Sean Michael Brehm in connection with the acquisition of NNN. The acquisition was subsequently rescinded and the transaction was recorded at par value. In connection with the settlement agreement entered into in June 2025, all 1,000,000 shares of Series Quantum Preferred Stock were returned and cancelled. See Note 11 for further details.

As of December 31, 2025 and 2024, the Company had 0 and 1,000,000 shares of Series Quantum Preferred Stock outstanding, respectively.

Restated Share Transfer Agreement

On May 30, 2025, the Company executed a Restated Share Transfer Agreement with Intrepid View Partners, LP, under which Spectral acquired 1,698,890 common shares of a global autonomous vehicle company (the “WAV Company”) for an aggregate purchase price of $16,988,900, which will be paid via the issuance of 1,698,890 restricted shares of Spectral’s common stock.

The WAV Company shares are subject to a 12-month delivery restriction, and both the WAV Company shares and the Spectral shares issued as consideration are subject to a three-year lock-up period. Delivery is contingent upon satisfaction of certain regulatory and procedural requirements, which may involve delays. The Seller makes no representations regarding the financial condition or value of the WAV Company, and the transaction is structured as an “as-is” investment. Both parties have agreed to customary representations, warranties, and mutual indemnification provisions. As of December 31, 2025, the transaction was not yet finalized and as a result, there has been no accounting recognition associated with the Restated Share Transfer Agreement.

Private Placements

In June 2025, the Company commenced an additional private placement offering for up to 3,333,333 shares of the Company’s common stock at a price of $1.00 - $1.49 per share, or an aggregate of $3,333,333. During the year ended December 31, 2025, the Company issued 1,494,700 shares of common stock for total proceeds of $1,834,970 under this offering.

On April 22, 2024, the Board of Directors approved a Private Placement Offering pursuant to Rule 506(b) of the Securities Act of 1933, as amended (the “Securities Act”) for up to 15,000,000 restricted shares of the Company’s common stock at a price of $0.01 per share, or an aggregate of $150,000. The offering commenced on April 22, 2024 and ended on June 3, 2024. During the year ended December 31, 2024, the Company has received $150,040 in proceeds from this offering.

In June 2024, the Company commenced an additional offering looking to raise up to $1,000,000 at a price of $0.20 per shares. As of December 31, 2024, total proceeds of $1,010,000 had been received from this offering. As further discussed in Note 11, this offering was consummated with a related party in connection with the acquisition of NNN.

Business Combinations

On August 1, 2025, the Company issued 8,000,000 shares of common stock in connection with the acquisition of 42 Telecom Ltd., recorded at a fair value of $12,880,000. See Note 3 — Business Combinations for further details.

On December 31, 2025, in connection with the acquisition of Telvantis Voice Services, Inc., the Company became obligated to issue 1,500,000 shares of common stock to the former shareholders, recorded at a fair value of $3,407,250. As the shares had not been formally issued as of December 31, 2025, the obligation is reflected as common stock to be issued within stockholders' equity in the consolidated balance sheets. See Note 3 — Business Combinations for further details. In January 2026, the Company issued 1,000,000 shares of common stock to the former shareholders of Telvantis Voice Services, Inc.

Settlement of Advances

On May 25, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements. Pursuant to the agreement, the Company no longer owes Mr. Brehm compensation for outstanding demand advances totaling $675,500. See Note 11 for additional discussion.

On October 29, 2025, the Company issued 10,000 shares of its common stock at $1.00 per share in full settlement of a $10,000 outstanding loan balance due to Quantum Investment Fund 1 LLC. See Note 12— Debt for further details.

During the year ended December 31, 2024, the Company issued 3,563,043 shares of common stock in satisfaction of $81,950 in advances. On the date of the agreement, the fair market value of the common stock per the Company’s closing stock price was $347,040 resulting in an extinguishment of debt of $265,090.

Asset Acquisitions

On October 15, 2025, the Company issued 9,000,000 shares of its common stock at a fair value of $2.19 per share, based on the closing market price on the acquisition date, as consideration for the acquisition of certain intellectual property assets from Eliznikcomp OÜ, an Estonian corporation, for total consideration of $19,710,000. See Note 7 — Intangible Assets for further discussion.

Stock for Services

On October 28, 2025, the Company entered into a twelve-month consulting agreement with Data Center Constructors LLC (“DCC”) for strategic advisory, partnership development, and government relations services. As consideration, the Company issued 50,000 shares of common stock at a fair value of $2.15 per share, valued $107,500 and $200,000 had been paid in cash as of December 31, 2025. Total consideration paid through December 31, 2025 was $307,500.

On December 3, 2025, the Company entered into a marketing services agreement with Finplays LLC (“Finplays”) for investor awareness and public relations services through December 31, 2026. As consideration, the Company issued 2,000,000 restricted shares of common stock at a fair value of $2.16 per share, valued $4,320,000 and agreed to fund a $100,000 cash marketing budget, for total consideration of $4,420,000. The restricted shares are subject to a six-month resale restriction from the date of issuance.

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

During the years ended December 31, 2025 and 2024, $1,077,319 and $1,165,151 was expensed to selling, general and administrative, respectively. As of December 31, 2025, total unrecognized compensation expense from stock options was $367,500 and is expected to be expensed over 0.5 year. In May 2025, five members of the Board of Directors resigned which resulted in the forfeiture of 3,163,125 options and approximately $930,000 in total unrecognized compensation expense.

The following is a summary of stock option activity for the years ended December 31, 2025 and 2024:

		Weighted	Weighted
	Stock	Average	Average Life
	Options	Exercise Price	Remaining
Outstanding, December 31, 2023	-	-	-
Issued	6,810,000	0.43	10
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2024	6,810,000	0.43	9.45
Issued	-	-	-
Exercised	-	-	-
Forfeited/Expired	(3,163,125)	0.43	8.95
Outstanding, December 31, 2025	3,646,875	$0.43	8.45
Vested, December 31, 2025	2,746,875	$0.43	8.45

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease

Refer to Note 10 for the Company’s lease obligation. In addition, Company leases virtual office space on a month-to-month basis in Seattle, Washington.

Litigation

From time to time, the Company and its subsidiaries may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

Tellza, Inc. v. Telvantis Voice Services Inc. f/k/a Mexedia Inc. (Broward County, Florida; Case No. Cace-25-017748). On January 1, 2023, Telvantis Voice Services Inc. ("Telvantis"), now a wholly owned subsidiary of the Company, entered into a stock purchase agreement with Tellza, Inc. to acquire Tellza's ownership interest in Phonetime, Inc. and Matchcom Telecommunications, Inc. as part of a $3,000,000 purchase price. Telvantis was required to pay $250,000 on January 1, 2024 and did not make this payment. Tellza filed suit to recover the $250,000. Telvantis filed a motion to dismiss, and the parties subsequently entered into an Agreed Order. Based on the facts as presently known, the Company is unable to determine the likelihood of an unfavorable outcome; however, a loss contingency in the range of zero to $250,000 is reasonably possible. No accrual has been recorded as of December 31, 2025 as the loss is not considered probable. The Company acquired Telvantis effective December 31, 2025.

42 Telecom Ltd. v. Symplify Technologies AB (Malta; Case No. 937/2025). 42 Telecom Limited ("FortyTwo"), a wholly owned subsidiary of the Company, instituted legal proceedings in the Civil Court, First Hall, of the Republic of Malta against Symplify Technologies AB, a Swedish corporation, for recovery of €443,118.70 (approximately $478,000) in unpaid invoices for telecommunications services. The case was filed September 15, 2025. Subsequent to year-end, on March 26, 2026, the Court entered judgment in favor of FortyTwo for the full amount of €443,118.70 plus legal interest and costs. The defendant did not appear or contest the proceedings. The judgment is now subject to collection. The Company has not recorded a receivable for the judgment amount as collectability has not yet been assessed.

Arcus Technologies Ltd.

Arcus Technologies Limited, an indirect subsidiary of the Company, entered into a settlement agreement with a customer relating to outstanding debt, with monthly payments. The matter has been resolved by agreement.

There was also a claim made by a third-party entity regarding former Chairman Sean Michael Brehm and Node Nexus Network. The Company believes there is no basis for this claim and that the Company has no legal exposure on this claim because an indemnity has been provided by Mr. Brehm.

Acquisitions

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Quantomo OU., an Estonian corporation (“Quantomo”), whereby the Company agreed to acquire from Quantomo 100% of the Quantomo’s outstanding shares in exchange for 2,000,000 shares of the Company’s common stock and a one-time cash payment of $135,000 or (120,000 Euros) which was paid and expensed in 2024. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of the certain closing conditions as defined within the agreement. As of December 31, 2025, the agreement was rescinded without an accounting impact on any period.

On September 10, 2024, the Company entered into an Acquisition Agreement to exchange shares with Crowdpoint Technologies, Inc., a Texas corporation (“Crowdpoint”), a company controlled by Sean Michael Brehm, and its wholly owned subsidiary, Crwdunit Inc., a Delaware corporation (“Target”), whereby the Company agreed to acquire from Crowdpoint 100% of the Target’s outstanding shares in exchange for 3,750,000 shares of the Company’s common stock. The closing of the transaction was expected to occur by December 10, 2024, subject to the satisfaction of certain closing conditions as defined within the agreement. As of December 31, 2025, the agreement was rescinded without an accounting impact on the any period.

Spectral entered into an Agreement between the Company and Verdant Quantum OU and Moshik Cohen dated December 15, 2024 whereby Spectral acquired certain plasmonic technology for the development of room temperature semiconductors. As of December 31, 2025 the agreement was rescinded without an accounting impact on the any period.

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

NOTE 16 – INCOME TAX

Provision for Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2025	2024
Federal:	-	-
Current	-	-
Deferred	$(836,347)	-
State:	-	-
Current	-	-
Deferred	-	-
Foreign — Malta LTD:	-	-
Current	$557,659	-
Deferred	(206,342)	-
Other subsidiaries — Telecom AB:	-	-
Income tax expense	$(12,465)	-
		-
Total provision (benefit) for income taxes	$(497,495)	-

Income (Loss) Before Income Taxes

Income (loss) before income taxes by jurisdiction:

	2025	2024
Domestic (U.S.)	$(1,129,939)	$(3,270,544)
Foreign	1,550,799	-
Total	$420,860	$(3,270,544)

Effective Tax Rate Reconciliation

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate.

	Amount	Effective Rate
Expected tax benefit at U.S. statutory rate (21%)	$88,381	21.0%
State and local income taxes, net of federal benefit	(142,378)	(33.8)%
Foreign statutory rate differential	$249,971	59.4%
Change in fair value of contingent consideration (a)	(711,326)	(169)%
Tax credits	-	-%
Acquisitions and dispositions	-	-%
Non-deductible expenses and permanent differences	$107
Changes in valuation allowance:	17,751	4.2%
Total provision (benefit) for income taxes	$(497,495)	(118.2)%

(a) Represents the tax effect of a $3,387,266 non-cash gain from the change in fair value of contingent consideration recognized in connection with the Company's business combinations. This item is not deductible for U.S. federal income tax purposes and represents a permanent difference.

Deferred Tax Assets and Liabilities

Significant components of deferred tax assets and liabilities as of December 31:

	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards — U.S. federal	$1,173,630	$-
Stock-based compensation — U.S.	226,237	-
Other	-	-
Total deferred tax assets	1,399,867
Valuation allowance — U.S.	(1,399,867)
Net deferred tax assets	-	-
	2025	2024
Deferred Tax Liabilities (net):
Purchased intangibles — U.S. (42 Telecom / Telvantis), net	$(1,401,770)	-
Purchased intangibles — Foreign (Malta LTD)	(3,110,317)	-
Deferred tax asset — Telvantis (b)	41,607	-
Right-of-use assets and other — Foreign	-
Total deferred tax liabilities, net	(4,470,480)

Net deferred tax liability	$(4,470,480)	$

(b) Represents a deferred tax asset recognized at Telvantis in connection with temporary differences arising at acquisition.

The net deferred tax liability of $(4,470,480) is presented within non-current liabilities on the consolidated balance sheet as of December 31, 2025.

Net Operating Loss Carryforwards

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $5,589,000 available to offset future taxable income. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs generated after December 31, 2017 carry forward indefinitely but are limited to 80% of taxable income in any given year. Utilization of these NOLs may be subject to annual limitations under Section 382 of the Internal Revenue Code as a result of ownership changes

Valuation Allowance

The Company maintains a full valuation allowance against its U.S. net deferred tax assets of $1,399,867. Management has evaluated the available positive and negative evidence, including the Company's history of cumulative operating losses in the U.S. and the absence of sufficient objectively verifiable positive evidence to support realization, and has concluded that it is more likely than not that the U.S. net deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded as of December 31, 2025.

Deferred tax liabilities related to acquired intangible assets from the business combinations of 42 Telecom and Telvantis are recorded with no corresponding deferred tax asset offset, as these arise from purchase price allocation temporary differences that are expected to reverse through future amortization charges.

Income Taxes Paid

The following table presents income taxes paid (net of refunds received), disaggregated by jurisdiction

Jurisdiction	2025		2024
U.S. federal	-		-
U.S. state and local	-		-
Foreign — Malta	$601,768	(c)	-
Total income taxes paid	$601,768		-

(c) Represents the Malta corporation tax payable balance accrued as of December 31, 2025.

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024, and does not anticipate any significant changes in unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. No material interest or penalties were accrued as of December 31, 2025.

NOTE 17 - SUBSEQUENT EVENTS

1.On January 3, 2026, the Board of Directors appointed Mr. Daniel Gilcher as Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer of the Company, effective January 3, 2026.

2.On January 4, 2026, the Company entered into a binding term sheet with Intermatica S.p.A., a società per azioni organized under the laws of Italy, setting forth the principal terms of a proposed acquisition of 100% of the issued and outstanding equity interests of Intermatica. The proposed transaction is subject to the negotiation and execution of definitive acquisition documentation and the satisfaction of customary closing conditions. Pursuant to the term sheet, the consideration contemplated to be paid at closing consists of the issuance of 5,000,000 shares of the Company’s common stock, subject to certain escrow, buy-back, standstill, and minimum value protection provisions. The term sheet also contemplates the potential issuance of up to an additional 5,000,000 shares of the Company’s common stock as earn-out consideration upon the achievement of specified post-closing performance milestones, for a maximum potential aggregate consideration of 10,000,000 shares. The term sheet provides that no Intermatica shareholder may beneficially own more than 4.9% of the Company’s issued and outstanding common stock at any time. The proposed transaction is subject to, among other conditions, the completion of financial, legal, and operational due diligence (including, unless waived, an audit of Intermatica’s financial statements under PCAOB standards), approval by the boards of directors of both parties, and the execution of definitive agreements. As of the date of issuance of these financial statements, no definitive agreement has been executed and there can be no assurance that the proposed transaction will be consummated.

3.On March 13, 2026, the Company entered into a private placement subscription agreement pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended, for the issuance of 100,000 shares of the Company’s common stock at a price of $2.00 per share, for aggregate proceeds of $200,000. The Company received full payment on March 13, 2026. The shares have not been registered under the Securities Act and bear a restrictive legend.

Management has considered all events through the date of issuance and determined that none of these subsequent events require adjustment to amounts recognized in the consolidated financial statements as of the reporting date. All described items are considered non-adjusting subsequent events under U.S. GAAP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2025, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the following material weaknesses:

•We did not maintain a sufficient complement of accounting and financial reporting personnel with the requisite knowledge and experience in the application of U.S. GAAP and SEC reporting requirements commensurate with our financial reporting requirements.

•We did not maintain effective controls over the financial close and reporting process, including controls related to journal entries, account reconciliations, and the preparation and review of financial statements and related disclosures.

•We did not maintain effective controls related to the accounting for complex transactions, including business combinations, intangible assets, and related party transactions.

Remediation Efforts

To address the material weaknesses described above, during and subsequent to the year ended December 31, 2025, we have taken the following remediation steps:

•Appointed Daniel Gilcher as Chief Financial Officer and Principal Accounting Officer, effective January 3, 2026, bringing extensive international public-company financial leadership experience.

•Engaged additional accounting and financial reporting resources, including external consultants with expertise in U.S. GAAP and SEC reporting.

•Implemented enhanced review procedures for complex accounting matters, including business combinations and related party transactions.

We believe these actions will be effective in remediating the material weaknesses. We will continue to monitor the effectiveness of these measures and will make any changes management determines appropriate. However, a material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Our Board of Directors was elected and will serve until their successor is duly elected and qualified or until their earlier resignation. The following table sets forth our directors and executive officers and their ages as of March 31, 2026.

Name	Age	Position
Jenifer Osterwalder	61	Chief Executive Officer, President and Director
Daniel Gilcher	39	Chief Financial Officer and Principal Accounting Officer
Jeff Chong	49	Director
Michael Turner	53	Director
Gottfried Werner	51	Director
Olga Nezerenko	43	Director

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

Daniel Gilcher – Chief Financial Officer and Principal Accounting Officer

Daniel Gilcher was appointed Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Spectral Capital Corporation, effective January 3, 2026.

Mr. Gilcher brings extensive international public-company financial leadership experience across technology, telecommunications and capital markets. Prior to joining Spectral, he served as Chief Financial Officer and a Director of Mexedia, an Italian listed technology and communications company, and previously served as Interim Chief Financial Officer and a Director of Nuvo, an Israel-based healthcare company. In these and other roles, he has worked closely with management teams, boards of directors and auditors in multiple jurisdictions on financial reporting, public-market governance, mergers and acquisitions, due diligence, negotiation and post-merger integration.

Earlier in his career, Mr. Gilcher worked in investment analysis and portfolio management at Shareholder Value Management AG. He holds a Ph.D. in Empirical Finance from EBS Business School, an MBA from the Indian Institute of Management Ahmedabad, an M.Sc. in Finance from EBS Business School and an M.A. from Johannes Gutenberg University Mainz. His academic research has been published in peer-reviewed journals.

In connection with the previously disclosed acquisitions of 42 Telecom Ltd. and Telvantis Voice Services Inc., Mr. Gilcher received 400,000 shares and 175,000 shares of Spectral common stock respectively as acquisition consideration on August 1, 2025 and December 31, 2025, prior to his appointment as an executive officer. These issuances were made under the terms of the acquisition and was not compensation for services.

As Chief Financial Officer, Mr. Gilcher oversees Spectral’s finance, accounting, reporting and capital markets functions as the Company advances its preparation for a planned listing on The Nasdaq Capital Market.

Jeffrey Chong-Director

Jeffrey Chong has been employed as an economist, capital markets expert and Chief Investment Officer for more than 20 years.  Since November 2024, Mr. Chong has been employed as an independent capital markets consultant to Spectral. Previously, he served as the Chief Investment officer of Turicum Asset Management AG (Zurich, Switzerland) from March of 2021 to September of 2023.  Mr. Chong has a bachelor’s degree in Economics from the University of Victoria.

Michael R. Turner, Director

Michael R. Turner has over 20 years of leadership and operational experience across the energy and advanced technology sectors. He has held senior executive roles including President of Operations and Vice President, where he led the implementation of advanced ultrasonic and hydrocarbon technologies, process optimization initiatives, and environmentally focused systems. Mr. Turner has extensive experience in facility commissioning, regulatory compliance, technology commercialization, and operational scaling. His background includes oversight of complex projects, collaboration on patent development, and executive leadership in both public and private organizations in Canada and internationally.

Gottfried Werner, Director

Mr. Werner began his career in tax consultancy before becoming Director of an international, Swiss-based leasing company. He later founded his own investment and consulting firm with a focus on Impact, IT, Telecommunications, Media, Entertainment, and Human Resources. Today, he operates the largest independent telecommunications retail network in Germany and serves on the boards of several companies. In addition, he owns a consulting firm specializing in lobbying and facilitating business relations between the German and English-speaking markets.

Olga Nezerenko-Director

Dr. Nezerenko holds a PhD in Economics and Business Administration from Tallinn University of Technology and is a senior expert recognized for her strategic oversight of complex systems, quality assurance, and long-term program management. She has served since 2004 as Head of the Logistics Study Programme at the Estonian Entrepreneurship University of Applied Sciences, where she has led curriculum development, supervised applied research, and managed industry partnerships. Dr. Nezerenko is actively involved in professional and sectoral organizations, including long-standing membership in the Estonian Logistics and Freight Forwarding Association and representation within the Transport and Logistics Professional Chamber.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Corporate governance refers to the policies and structure of the Board of Directors of a corporation, whose members are elected by and are accountable to the shareholders of the company. Corporate governance encourages establishing a reasonable degree of independence of the board from executive management and the adoption of policies to ensure the board recognizes the principles of good management. Our Board is committed to sound corporate governance practices, as such practices are both in the interests of shareholders and help to contribute to effective and efficient decision-making.

Board of Directors

Our Board is responsible for the stewardship of the Company, overseeing management and the enhancement of shareholder value. The Board is responsible for:

(a)adopting a strategic plan for the Company and reviewing the plan in light of management’s assessment of emerging trends, the competitive environment, the opportunities for the business of the Company, risk issues, and significant business practices and products;

(b)ensuring that the risk management of the Company is prudently addressed;

(c)reviewing the Company’s approach to human resource management and overseeing succession planning for management;

(d)reviewing the Company’s approach to corporate governance, including an evaluation of the adequacy of the mandate of the Board, director independence standards and

(e)compliance with the Company’s Code of Business Conduct and Ethics;

(f)upholding a comprehensive policy for communications with shareholders and the public at large.

The frequency of meetings of the Board and the nature of agenda items may change from year to year depending upon the activities of Spectral. Our Board of Directors intend to meet at least quarterly and at each meeting there is a review of the business of Spectral.

Our Board facilitates its exercise of independent supervision over the Company’s management through meetings of the board held for the purposes of obtaining an update on significant corporate activities and plans, both with and without members of the Company’s management being in attendance.

Board Composition; Independence

The NASDAQ listing standards require that a majority of our Board of Directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Olga Nezerenko, Michael Turner and Gottfried Werner, are considered to be independent. Our Board currently consists of five directors, three of whom are independent.

Board Committees

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and its standing committees. As of the date hereof, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Audit Committee

Our audit committee consists of Ms. Nezerenko, Messrs. Turner, and Werner, the latter serving as the chairman. Our Board has determined that Gottfried Werner is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●helping to ensure the independence and performance of the independent registered public accounting firm;

●discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●reviewing our policies on risk assessment and risk management;

●reviewing related party transactions;

●obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm

Compensation Committee

Our compensation committee consists of Mr. Turner, and Ms. Nezerenko. The functions of the compensation committee will include:

●reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

●reviewing and recommending that our Board approve the compensation of our directors;

●reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

●administering our stock and equity incentive plans;

●selecting independent compensation consultants and assessing conflict of interest compensation advisers;

●reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and

●reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Turner and Ms. Nezerenko,

The functions of the nominating and governance committee will include:

●identifying and recommending candidates for membership on our Board;

●including nominees recommended by stockholders;

●reviewing and recommending the composition of our committees;

●overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and

●making recommendations to our Board concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face our general risk management strategy, and also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Our bylaws provide our Board with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. The Board currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. Our Chief Executive Officer, who is also a member of our Board, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for the Board meetings, presides over meetings of the Board and tries to reach a consensus on Board decisions. Although these roles are currently separate, the Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, applicable to all of our directors, officers, employees and all persons performing similar functions. A copy of the code is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Corporate Governance Guidelines

We have adopted a corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the chairman of the Board and Chief Executive Officer and Chief Financial Officer, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is filed as Exhibit 14.2 to this Annual Report on Form 10-K.

Family Relationships

None of our directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that certain initial Forms 3 and Forms 4 may not have been timely filed due to the timing of director appointments and the transition of the Company’s board during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to or accrued by our named executive officers for the fiscal years ended December 31, 2025 and 2024. As a smaller reporting company, our named executive officers consist of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($) *	All other compensation ($)	Total ($)
Jenifer Osterwalder, Chief Executive Officer and President (1)	2025	$144,000	$-	$-	$-	$-	$144,000
	2024	$144,000	$-	$-	$1,470,000	$-	$1,614,000

Daniel Gilcher, Chief Financial and Accounting Officer (2)	2025	$-	$-	$-	$-	$-	$-
	2024	$-	$-	$-	$-	$-	$-

* Amounts reflect the aggregate grant date fair value of stock option awards computed in accordance with ASC 718, Compensation — Stock Compensation.

(1) Ms. Osterwalder's salary of $144,000 per year ($12,000 per month) was accrued for services rendered as Chief Executive Officer. The full amount was accrued but remained unpaid as of December 31, 2025.

(2) Daniel Gilcher was appointed Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of the Company effective January 3, 2026. Mr. Gilcher has not entered into an employment agreement with the Company and has not received any cash or equity compensation for his services as of the date of this Annual Report on Form 10-K.

Employment Agreements

Our President and CEO, Ms. Osterwalder, does not currently have an employment agreement; however, the Company pays Ms. Osterwalder $12,000 per month beginning January 1, 2020 for services rendered. As of December 31, 2025 and 2024, amounts due to the CEO related to accrued salaries were $576,000 and $432,000, respectively. Daniel Gilcher, Spectral CFO and Principal Accounting Officer, does not yet have an employment agreement and is in the process of negotiating an employment package. As of the date of this filing, we have no other employment agreements in place with any of our other executive officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2025. There were no outstanding equity awards held by our named executive officers as of December 31, 2024 except as listed below.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jenifer Osterwalder (1)	2,694,371	305,629	$0.43	June 12, 2034

Daniel Gilcher	-	-	-	-

(1)Represents stock options granted to Ms. Osterwalder on June 12, 2024, with an exercise price of $0.43 per share. The options vest in equal monthly installments over 24 months and expire on June 12, 2034.

Stock Option Activity

As of December 31, 2025, the Company had outstanding stock options to purchase 3,646,875 shares of common stock with a weighted-average exercise price of $0.43 per share and a weighted-average remaining life of 8.45 years. During the year ended December 31, 2025, 3,163,125 options were forfeited in connection with the resignation of five former directors. No new options were granted or exercised during the year ended December 31, 2025. As of December 31, 2025, 2,746,875 options were vested.

During the year ended December 31, 2025, the Company recognized $1,077,319 in stock-based compensation expense related to stock options, compared to $1,165,151 for the year ended December 31, 2024. As of December 31, 2025, total unrecognized compensation expense from stock options was $367,500 and is expected to be expensed over 0.5 years.

Compensation of Directors

Pursuant to authority granted under Article II, Section 2.16 of our bylaws, directors are entitled to such compensation as our Board of Directors shall, from time to time, determine. The following table sets forth the compensation of our directors for the year ended December 31, 2025. The following table includes all individuals who served as directors during the year ended December 31, 2025. Ms. Osterwalder’s compensation is also reflected in the Summary Compensation Table above, as she serves as both a director and the Company’s principal executive officer.

Director Compensation Table - Year Ended December 31, 2025

	Cash Compensation	Options Awards *	Total Compensation
Jeffery Chong	$-	$-	$-
Michael Turner (2)	-	-	-
Gottfried Werner (2)	-	-	-
Olga Nezerenko	-	-	-
Jonathon Walton (1)	-	-	-
	$-	$-	$-

* Amounts reflect the aggregate grant date fair value of stock option awards computed in accordance with ASC 718, Compensation — Stock Compensation.

(1) Mr. Walton served as a director of the Company and resigned in 2025. During 2024, Mr. Walton was granted options to purchase 75,000 shares of common stock at an exercise price of $0.43 per share, of which 59,375 shares were forfeited upon his resignation. As of December 31, 2025, Mr. Walton held vested and exercisable options to purchase 15,625 shares of common stock.

(2) In January 2026 (subsequent to the fiscal year end), Mr. Turner and Mr. Werner were each granted options to purchase 100,000 shares of common stock at an exercise price of $3.99 per share, vesting monthly at 4,166 shares per month. These grants are not reflected in the table above as they occurred after December 31, 2025.

There was no cash compensation paid to the independent directors during the years ended December 31, 2025 or 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information with respect to the beneficial ownership of our shares of common stock for:

●each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock,

●each of our directors,

●each of our named executive officers, and

●all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares of Common Stock over which the individual has sole or shared voting power or investment power as well as any shares of common stock that the individual has the right to subscribe for within 60 days of the date of this filing, through the exercise of any warrants or other rights. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power or the power to receive the economic benefit with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. None of the shareholders listed in the table are a broker-dealer or an affiliate of a broker dealer.

Applicable percentage ownership is based on 89,354,216 shares of Common Stock outstanding as of March 31, 2026. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Spectral Capital Corporation, 701 Fifth Avenue, Suite 4200, Seattle, WA 98104.

Name	Shares Beneficially Owned	Percentage
Directors and Named Executive Officers
Jenifer Osterwalder (1)	2,694,371	3.0%
Daniel Gilcher (2)	575,000	*
Michael Turner (3)	16,664	*
Jeffrey Chong	0	*
Gottfried Werner (4)	16,664	*
Olga Nezerenko	0	*
5% Stockholders
Decus Pro OU (5)	26,232,186	29.4%
All Directors and Officers as a group (6 persons)	3,302,699	3.7%

*Less than 1% of the outstanding shares of common stock of the Company as of the date hereof.

(1)Consists of 69,371 shares owned directly and immediately exercisable options to purchase 3,000,000 shares of common stock at an exercise price of $0.43 per share that are subject to vesting requirements of which 2,625,000 are exercisable as of March 12, 2026, and which vest 125,000 shares per month thereafter at $0.43 per share.

(2)Consists of 400,000 common shares beneficially owned and held by Adama GmbH and 175,000 shares directly owned.

(3)Consists of 100,000 options to acquire common stock at $3.99 per share that vest monthly at 4166 per month.

(4)Consists of 100,000 options to acquire common stock at $3.99 per share that vest monthly at 4166 per month.

(5)The beneficial owner of DecusPro is Boriss Aleksandrov. Their address is DecusPro, OU. J. Sutiste tee 19a-200, 13419 Tallinn ESTONIA .

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 about our equity compensation plans under which shares of our common stock are authorized for issuance. There were no outstanding equity awards held by our named executive officers as of December 31, 2024.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price (b)	Securities Remaining Available for Future Issuance (c)
Plans approved by security holders	3,646,875	$0.43	11,353,125
Plans not approved by security holders	-	-	-
Total	3,646,875	$0.43	11,353,125

The Company has adopted a stock option and award plan providing for the issuance of up to 15,000,000 common shares. As of December 31, 2025, 3,646,875 options were outstanding and 11,353,125 shares remained available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a description of transactions or series of transactions since our incorporation, to which we were or are to be a participant and in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025 and 2024, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

Related Party Transactions

Jenifer Osterwalder, President, Director and Chief Executive Officer

Jenifer Osterwalder charges the Company $12,000 per month beginning January 1, 2020 for services rendered. The total amounts expended in the Company’s consolidated financial statements in connection with Ms. Osterwalder’s services was $144,000 for each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, amounts due to the CEO related to accrued salaries were $576,000and $432,000 respectively.

Daniel Gilcher, the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Daniel Gilcher holds shares of the Company’s common stock that were issued prior to his appointment as an executive officer. Specifically, on August 1, 2025, the Company issued 575,000 shares of its common stock to Mr. Gilcher and an entity he controls in connection with the acquisition of 42 Telecom Ltd., pursuant to the terms of the definitive acquisition agreement. Mr. Gilcher received such shares solely in his capacity as a shareholder of 42 Telecom Ltd. and not as compensation for services to the Company.

Mr. Gilcher was appointed Chief Financial Officer effective January 3, 2026. No shares of common stock or other equity securities have been issued to Mr. Gilcher as compensation for services, and he has not entered into any employment agreement or equity incentive arrangement with the Company providing for the issuance of equity securities as of the date of these financial statements.

Other than the foregoing, there were no related party transactions between the Company and Mr. Gilcher during the periods presented that required disclosure under applicable accounting standards.

Spectral Capital Corporation engages in transactions with certain related parties, including directors, officers, significant shareholders, and affiliates. The Company’s policy is that any related party transaction must be reviewed and approved by disinterested members of the Board of Directors to ensure fairness and compliance with corporate governance best practices. Below are the related party transactions that occurred during the fiscal year ended December 31, 2025.

B Holdings

On February 5, 2025, the Company entered into a loan agreement with B Holdings OU, which is associated with the beneficial owner of DecusPro, Boriss Aleksandrov, a shareholder of the Company. During the year ended December 31, 2025, the Company received total proceeds of $204,590 under this agreement and repaid the full amount during the same year. The loan bore interest at 10% per annum repayable on demand and matured in 12 months. As of December 31, 2025, no balance was outstanding under this agreement.

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a shareholder of the Company, whereby the Company may borrow up to a total principal amount of $500,000. During the year ended December 31, 2025, the Company received a total of $10,000 under this agreement. The loan bears no interest and matured on December 31, 2025. As of December 31, 2025, the total amount due under this agreement was $10,000.

On June 2, 2025, the Company entered into a promissory note with Michael Turner, a member of the Board of Directors, for a principal amount of $10,000. The note bears interest at 5% per annum, unless repaid in full within 60 days of issuance, in which case no interest is due. The principal and any accrued interest are payable on demand. As of December 31, 2025, the total amount due under this note was $10,000.

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

Independent Directors

The Board of Directors has determined that a director is an independent director under standards established by the Securities and Exchange Commission. The following Directors are considered independent directors: Olga Nezerenko, Gottfried Werner, and Michael Turner.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for each of the last two fiscal years for the categories of services indicated.

	2025	2024
Audit fees	$320,000	$36,500*
Audit-Related Fees
Tax Fees
All other fees
Total	$320,000	$36,500

* Represents fees billed by the predecessor independent accountant

Audit Fees consist of fees for the audit of our annual financial statements, the review of our quarterly financial statements, and other services provided in connection with statutory and regulatory filings.

Pre-Approval Policy

Our Audit Committee pre-approves all auditing services and non-audit services permitted by law to be provided by our independent public accountants before the accountant is engaged.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Annual Report on Form 10-K

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Date Filed	File No.	Exhibit No.
2.1

Asset Purchase Agreement by and between the Company and Eliznikcomp dated October 15, 2025, between Spectral Capital Corporation and Eliznikcomp and incorporated by reference to the Company’s Current Report on Form 8K filed October 16, 2025.

2.2

Share Exchange Agreement with 42 Telecom dated August 1, 2025, between Spectral Capital Corporation and 42 Telecom incorporated by reference to the Company’s Current Report on Form 8K filed August 4, 2025.

2.3

Stock Purchase Agreement with Telvantis Voice Services dated December 31, 2025 between Spectral Capital Corporation and Telvantis Voice Services incorporated by reference to the Company’s Current Report on Form 8K filed August 5, 2025.

10.1

Binding Term Sheet with Snack Prompt dated October 3, 2025 between Spectral Capital Corporation and Snack Prompt incorporated by reference to the Company’s Current Report on form 8K filed October 8, 2025.

10.2

Lock-Up and Trickle-Out Agreement, dated December 29, 2025, between Spectral Capital Corporation and Telvantis, Inc. (incorporated by reference to Exhibit A to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 5, 2025).

14.1	Code of Business Conduct and Ethics	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRAL CAPITAL CORPORATION
Date: March 31, 2026

By:	/s/ Jenifer Osterwalder
Name:	Jenifer Osterwalder
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Daniel Gilcher
Name:	Daniel Gilcher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jenifer Osterwalder	Chief Executive Officer, President and Director	March 31, 2026
Jenifer Osterwalder	(Principal Executive Officer)

/s/ Daniel Gilcher	Chief Financial Officer (Principal Financial	March 31, 2026
Daniel Gilcher	Officer and Principal Accounting Officer)

/s/ Jeff Chong	Director	March 31, 2026
Jeff Chong

/s/ Michael Turner	Director	March 31, 2026
Michael Turner

/s/ Gottfried Werner	Director	March 31, 2026
Gottfried Werner

/s/ Olga Nezerenko	Director	March 31, 2026
Olga Nezerenko