Form 10-Q
period 2026-03-31
SPECTRAL CAPITAL Corp
filed 2026-05-13
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, we have 89,354,216 shares of Common Stock outstanding, par value $0.0001 per share.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as the result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this report.

Item 1: Financial Statements

Our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026, AND DECEMBER 31, 2025

(In thousands, except per share data and share count)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,705	$2,087
Restricted cash	21	21
Accounts receivable, net	272,584	32,528
Accounts receivable, related party	9,332	11,710
Contract assets	793	3,840
Contract assets, related party	-	2,634
Due from related party	1,357	1,358
Prepaid expenses and other current assets	4,075	5,273
Total current assets	290,867	59,451
Property, plant and equipment, net	117	126
Intangible assets, net	39,612	41,438
Capital work-in-progress	331	439
Goodwill	48,697	48,697
Other receivable, related party	416	427
Right of use asset	148	168
Total assets	$380,188	$150,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$270,977	$34,441
Accounts payable, related party	4,296	9,261
Accrued expenses and other current liabilities	3,131	2,407
Due to related party	7,273	7,997
Accounts receivable financing facility	13,747	12,674
Contingent consideration	40,753	34,839
Contract liabilities	257	335
Operating lease liability, current portion	64	65
Total current liabilities	340,498	102,019
Operating lease liability, net of current portion	83	102
Deferred tax liability	4,469	4,470
Total liabilities	345,050	106,591

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized no shares issued and outstanding
Series Quantum Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized 89,354,216 and 88,254,216 shares issued and outstanding as of March 31, 2026 and December 31, 2025	9	9
Common stock to be issued (500,000 and 1,500,000 shares as of March 31, 2026 and December 31, 2025)	1,135	3,407
Additional paid-in capital	76,990	74,243
Accumulated deficit	(42,820)	(33,415)
Accumulated other comprehensive income	46	133
Total stockholders' equity	35,360	44,377
Non-controlling interest	(222)	(222)
Total liabilities and stockholders' equity	35,138	44,155
	$380,188	$150,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In thousands, except per share data and share count)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$328,512	$-
Total revenues	328,512	-
Cost of revenue	326,322	-
Gross profit	2,190	-

Operating expenses:
Selling, general and administrative	2,440	624
Wages and benefits	741	36
Depreciation and amortization	1,988	-
Total operating expenses	5,169	660
Loss from operations	(2,979)	(660)

Other income (expense):
Interest expense, net	(415)	-
Loss from change in fair value of contingent consideration	(5,914)
Other income	3	-
Total other expense	(6,326)	-
Loss before income taxes	(9,305)	(660)
Income taxes	100	-
Net loss	$(9,405)	$(660)

Net loss attributable to non-controlling interests	$-	$-
Net loss attributable to the Company	$(9,405)	$(660)

Other comprehensive income (loss):
Foreign currency translation loss	(87)	-
Total comprehensive loss	$(9,492)	$(660)

Net loss per share attributable to the Company	$(0.11)	$(0.01)
Basic	$(0.11)	$(0.01)
Diluted
Weighted average shares outstanding
Basic	88,983,938	67,699,302
Diluted	88,983,938	67,699,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In thousands, except share count)

	Series Quantum						Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Common Stock to be issued		Paid-In	Non-Controlling	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Income	Deficit	Equity (Deficit)
Balances at December 31, 2024	1,000,000	$-	67,699,302	$7	-	$-	$33,629	$(222)	$-	$(34,333)	$(919)
Stock-based compensation	-	-	-	-	-	-	416	-	-	-	416
Net loss	-	-	-	-	-	-	-	-	-	(660)	(660)
Balances at March 31, 2025	1,000,000	$-	67,699,302	$7	-	$-	$34,045	$(222)	$-	$(34,993)	$(1,163)

Balances at December 31, 2025	-	$-	88,254,216	$9	1,500,000	$3,407	$74,243	$(222)	$133	$(33,415)	$44,155
Stock-based compensation	-	-	-	-	-	-	275	-	-	-	275
Common stock issued pursuant to business combination	-	-	1,000,000	0	(1,000,000)	(2,272)	2,272	-	-	-	-
Common stock issued pursuant to private placement	-	-	100,000	0	-	-	200	-	-	-	200
Net loss	-	-	-	-	-	-	-	-	(87)	(9,405)	(9,492)
Balances at March 31, 2026	-	$-	89,354,216	$9	500,000	$1,135	$76,990	$(222)	$46	$(42,820)	$35,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,405)	$(660)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowances for credit losses	144	-
Stock-based compensation	275	416
Amortization of right of use assets	20	-
Change in fair value of contingent consideration	5,914	-
Depreciation	15	-
Amortization of intangibles	1,973	-
Amortization of prepaid expenses	1,097
Changes in operating assets and liabilities:
Accounts receivable, net	(237,821)	-
Contract assets	5,682	-
Prepaid expenses and other current assets	101	7
Other receivable, related party	10	-
Due to / from related party	(724)
Accounts payable	236,536	-
Accounts payable, related party	(4,965)	36
Accrued expenses and other current liabilities	724	(19)
Contract liabilities	(78)	-
Deferred tax liability	(1)	-
Operating lease liabilities, net	(20)	-
Net cash used in operating activities	(523)	(220)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6)	-
Software development capitalization	(39)	-
Net cash used in investing activities	(45)	-
Cash flows from financing activities:
Short-term advances	-	135
Accounts receivable financing facility, net	1,073	-
Proceeds from sale of common stock	200	-
Net cash provided by financing activities	1,273	135
Effect of exchange rate changes on cash and cash equivalents	(87)	-
Net change in cash and cash equivalents	618	(85)
Cash and cash equivalents and restricted cash at beginning of period	2,108	107
Cash and cash equivalents and restricted cash at end of period	$2,726	$22

Reconciliation of cash and restricted cash:
Cash at beginning of period	$2,087	$-
Restricted cash at beginning of period	21	-
Cash and restricted cash at beginning of period	$2,108	$-

Cash at end of period	$2,705	$22
Restricted cash at end of period	21	-
Cash and restricted cash at end of period	$2,726	$22

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$178	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

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

On July 15, 2025, the Company entered into a definitive share-exchange agreement to acquire 100% of the issued and outstanding shares of 42 Telecom Ltd. ("42 Telecom"), a Maltese-organized telecommunications infrastructure provider, and the transaction closed on August 1, 2025, thereby making 42 Telecom a wholly owned subsidiary. In connection with the 42 Telecom acquisition, the Company also acquired three of its operating subsidiaries: 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta). 42 Telecom provides international telecommunications and messaging solutions, including SMS aggregation, enterprise messaging, OTT messaging, and subscription-based communication solutions, serving a global customer base of mobile network operators and enterprises.

On December 29, 2025, the Company entered into a Definitive Stock Purchase Agreement to acquire 100% of the issued and outstanding shares of Telvantis Voice Services, Inc. ("Telvantis"), a Florida corporation incorporated in 2020, and the transaction closed on December 31, 2025, thereby making Telvantis a wholly owned subsidiary. In connection with the Telvantis acquisition, the Company also acquired two of its operating subsidiaries: Phonetime, Inc. and Matchcom Telecommunications, Inc. Telvantis provides technology products and services to the telecommunications industry, specializing in voice traffic solutions — primarily VoIP-based international voice termination and SMS services — delivered on a business-to-business basis to telephone carrier customers.

As such, the Company currently exists as a holding company with 42 Telecom Ltd. as a directly held subsidiary—through which 42 Telecom AB Ltd., 42 Telecom UK Ltd., and Arcus Technologies Ltd. operate—and Telvantis Voice Services, Inc. as a direct operating subsidiary, through which Phonetime, Inc. and Matchcom Telecommunications, Inc. operate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting on Form 10-Q. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.

All amounts in these unaudited condensed consolidated financial statements are presented in thousands of U.S. dollars, except per share data and share counts, unless otherwise noted.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception and has not yet generated consistent positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

As of March 31, 2026, the Company had cash and cash equivalents of $2,705 and an accumulated deficit of $42,820. Total current liabilities of $340,498 exceeded total current assets of $290,867, resulting in a working capital deficit of $49,631. Included within current liabilities is $40,753 of contingent consideration arising from the acquisitions of 42 Telecom and Telvantis. Pursuant to the terms of the respective acquisition agreements, the contingent consideration obligations are expected to be settled through the issuance of shares of the Company's common stock upon achievement of specified performance conditions. Accordingly, the contingent consideration does not represent a cash funding requirement of the Company. Excluding contingent consideration, the working capital deficit was $8,878 as of March 31, 2026. The Company does not have any significant long-term debt maturities within the evaluation period and is not in breach of any financial covenants.

For the three months ended March 31, 2026, the Company generated total revenues of $328,512, compared to $0 for the three months ended March 31, 2025. The increase in revenue is attributable to the post-acquisition consolidation of 42 Telecom and Telvantis, both of which contributed telecommunications service revenue during the quarter. The Company reported a net loss of $9,405 for the three months ended March 31, 2026, which includes a non-cash charge of $5,914 from the change in fair value of contingent consideration. Net cash used in operating activities was $523 for the three months ended March 31, 2026, compared to $220 for the three months ended March 31, 2025.

Although management expects continued revenue generation from 42 Telecom and Telvantis, current cash and cash equivalents on hand may not be sufficient to fund operations.

To date, the Company has funded operations primarily through the sale of equity securities and advances from related parties. The Company's ability to continue as a going concern is dependent upon generating sufficient cash flows from operations, securing additional capital through the issuance of equity or debt, and ultimately achieving profitable operations. Management continues to explore financing options, including private placements and strategic investment arrangements, while moderating discretionary expenditures to preserve liquidity. In addition, 42 Telecom and Telvantis maintain a Master Participation Agreement with Fasanara Securitisation S.A. pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services, providing the Company with access to working capital liquidity against its receivables base. The Company intends to continue utilizing this arrangement to support near-term operating cash needs. There can be no assurance that such financing or operational success will be achieved on terms favorable to the Company, or at all. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company faces certain risks and uncertainties that could have a material impact on its operations, financial position, results of operations, and cash flows. These include, but are not limited to, the following:

Limited operating history and profitability: The Company has a limited operating history in its current line of business and has not yet achieved sustained profitability. Although the acquisitions of 42 Telecom and Telvantis introduced the Company's initial revenue streams, the Company continues to depend on external financing to fund operations and there can be no assurance that it will achieve or sustain profitability in the future.

Integration and acquisition risks: The Company completed two significant acquisitions during 2025 — 42 Telecom, which closed on August 1, 2025, and Telvantis, which closed on December 31, 2025. The successful integration of both acquired businesses involves significant operational, financial, and management challenges, including the coordination of personnel, technology platforms, customer relationships, and financial reporting processes across multiple jurisdictions. Failure to integrate these businesses effectively, or to realize the anticipated benefits of either acquisition, could adversely affect the Company's financial condition, results of operations, and cash flows.

Market and economic conditions: The Company's business and financial performance are affected by general economic and business conditions in the United States and globally, including changes in inflation, interest rates, capital-market liquidity, and access to financing. Adverse macroeconomic trends or recessionary conditions could reduce demand for technology and telecommunications services and have a material adverse effect on the Company's results and cash flows. The United States and global markets continue to experience volatility and disruption following geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, and resulting sanctions, trade restrictions, and market disruptions could adversely affect the Company's operations or its future capital-raising activities. Furthermore, changes to policy implemented by the U.S. Congress or the current or any

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

future administration may impact, among other things, the U.S. and global economy, international trade relations, taxation, the U.S. regulatory environment, and inflation. The Company has not been materially affected by these conflicts or related tariffs to date.

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

Technological change and competitive pressures: The Company operates in industries characterized by rapid technological innovation and evolving customer demands. Failure to anticipate or adapt to such changes could render the Company's technologies or products less competitive or obsolete. The Company competes with organizations that possess significantly greater financial, technical, and marketing resources than the Company currently has.

Operational and cybersecurity risks: The Company's operations may be affected by supply-chain disruptions, cybersecurity threats, data-privacy and data-protection requirements across multiple jurisdictions, and other operational risks inherent in the telecommunications and technology industries. A cybersecurity incident, systems failure, or data breach could result in significant liability, regulatory penalties, reputational harm, and material disruption to the Company's operations and customer relationships.

Management continuously monitors these risk factors and may implement mitigation strategies, including management of foreign-currency exposures, diversification of its customer and supplier base, cost management initiatives, and pursuit of additional capital resources. However, the effects of these risks and uncertainties cannot be predicted with certainty, and actual results may differ materially from management's expectations.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the following subsidiaries from their respective dates of acquisition:

•Spectral Holdings, Inc. (wholly owned, from August 29, 2024);

•Noot Holdings, Inc. (60% owned, from February 28, 2013);

•Monitr Holdings, Inc. (60% owned, from December 1, 2013);

•42 Telecom Ltd. and its wholly owned subsidiaries — 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta) — each wholly owned by Spectral from August 1, 2025; and

•Telvantis Voice Services, Inc. and its wholly owned subsidiaries — Phonetime, Inc. (U.S.) and Matchcom Telecommunications, Inc. (U.S.) — wholly owned by Spectral from December 31, 2025.

All intercompany accounts and transactions have been eliminated in consolidation.

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

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, contract assets, accounts receivable — related party, prepaid expenses and other current assets, other receivables, related party receivables and advances, accounts payable and accrued liabilities, contract liabilities, financing liabilities arising from the Company's receivables participation arrangements, amounts due to related parties, and deferred tax liabilities recognized in connection with business combinations. The carrying amount of these financial instruments

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these unaudited condensed consolidated financial statements. The Company's operating lease liability and right-of-use asset are recorded based on the present value of future lease payments discounted at the rate implicit in the lease or the Company's incremental borrowing rate, in accordance with ASC 842, Leases.

The Company measures certain assets and liabilities at fair value on a nonrecurring basis, including assets acquired and liabilities assumed in business combinations, and property, plant and equipment and intangible assets written down to fair value when determined to be impaired.

The contingent consideration liabilities recorded in connection with the acquisitions of 42 Telecom and Telvantis are classified as Level 3 liabilities under the fair value hierarchy. The fair value of these liabilities is determined using a Monte Carlo simulation incorporating a Black-Scholes framework and a discount for lack of marketability determined using a Black-Scholes put option model. See Note 4 — Fair Value Measurements for further details.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ materially from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

•discount rate applied in determining right-of-use assets and operating lease liabilities;

•allowances for income taxes, related valuation allowances, and uncertain tax positions;

•recoverability of long-lived assets and their related estimated lives, including internally developed software and acquired intangible assets;

•accrual of estimated liabilities;

•evaluation of goodwill for impairment;

•allowances for credit losses on accounts receivable and contract assets;

•fair value of share-based compensation and equity issued for services; and

•fair value of assets acquired and liabilities assumed in business combinations, including the identification, valuation, and estimated useful lives of acquired intangible assets, and the fair value of contingent consideration.

Segment Reporting

The Company manages its operations as a single reportable segment — Telco Services — in accordance with ASC 280, Segment Reporting. The Company's Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM") and regularly reviews consolidated revenues, cost of revenue, gross profit, selling general and administrative expenses, and wages and benefits to evaluate performance and allocate resources. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss.

The Company identified two operating segments based on legal entity groupings — 42 Telecom and subsidiaries, and Telvantis and subsidiaries — and determined that both meet the aggregation criteria under ASC 280-10-50-11 based on similar nature of products and services, production processes, customer class, distribution methods, and regulatory environment, and are therefore presented as a single reportable segment. Spectral holds intellectual property assets and is developing AI infrastructure and IP monetization capabilities; these activities are at an early stage, do not currently generate revenue, and do not constitute a separately managed business with discrete financial information reviewed by the CODM, and are accordingly treated as unallocated corporate overhead. See Note 9 — Segment and Geographic Information for further details, including significant segment expenses regularly provided to the CODM and geographic revenue information.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase, including certificates of deposit and money market funds that are readily convertible into known amounts of cash. The Company also maintains restricted cash representing collateral required in connection with its corporate credit card program. As of March 31, 2026 and December 31, 2025, the Company had restricted cash balances of $21 and $21, respectively. Restricted cash is excluded from cash and cash equivalents and is presented separately on the condensed consolidated balance sheets.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Concentration of Credit Risks and Significant Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash balances at financial institutions located in Malta, Sweden, the United Kingdom, and the United States. The balances located outside the United States are not insured by the Federal Deposit Insurance Corporation ("FDIC") or equivalent government deposit protection schemes in the respective jurisdictions. The Company has not experienced any losses on its cash balances to date.

For the three months ended March 31, 2026, the Company's revenues were derived primarily from the international voice termination operations of Telvantis Voice Services, Inc. Three customers individually accounted for approximately 49%, 23%, and 22% of consolidated revenues, respectively, for the three months ended March 31, 2026, collectively representing approximately 94% of consolidated revenues. The loss of any one of these customers could have a material adverse effect on the Company's results of operations and financial condition. The Company had no revenues for the three months ended March 31, 2025.

The Company's cost of revenues is similarly concentrated among a limited number of voice termination suppliers. Three vendors individually accounted for approximately 49%, 23%, and 22% of consolidated cost of revenues, respectively, for the three months ended March 31, 2026, collectively representing approximately 94% of consolidated cost of revenues. The same counterparties that represent the Company's largest customers also represent its largest vendors, reflecting the nature of the international VoIP carrier business in which carriers act as both buyers and sellers of voice termination capacity depending on destination-specific routing economics. The Company had no cost of revenues for the three months ended March 31, 2025.

Where possible and commercially sensible, we attempt to mitigate our credit risk related to specific Telvantis Voice Services, Inc. customers by also buying services from the customer. Under certain circumstances, which we do not fully control, this can create an opportunity to offset our payables and receivables with the customer. If effectively implemented, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is possible and practical to do so, we can attempt to increase our purchases from Telvantis Voice Services customers with receivable balances that exceed our applicable payables in order to maximize the mutually agreed offset and reduce our credit risk. While this is common practice in our industry, there is no guarantee or formal framework to suggest that such arrangements can be broadly expected or assumed to persist in the future as these arrangements appear only on a case-by-case basis, depending on various external variables outside of the company's control.

The same counterparties that represent the Company's largest customers can also represent its largest vendors, reflecting the nature of the international VoIP carrier business in which carriers act as both buyers and sellers of voice termination capacity depending on destination-specific routing economics. The Company presents accounts receivable and accounts payable with these counterparties on a gross basis in the condensed consolidated balance sheets in accordance with ASC 210-20-45, as the conditions necessary to offset — including a legally enforceable right of setoff and intent to settle net — have not been met with respect to these trade balances. The gross accounts receivable and accounts payable attributable to these reciprocal counterparties were approximately $233.4 million and $232.5 million, respectively, as of March 31, 2026.

Accounts Receivable, net and Accounts Receivable, Related Party

The Company's accounts receivable consist primarily of amounts due from customers for telecommunications and messaging services provided by 42 Telecom and Telvantis. Receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses based on management's periodic assessment of factors including customer payment history, creditworthiness, aging of receivable balances, current economic conditions, and historical collection experience. Receivables determined to be uncollectible are written off against the allowance when collection efforts have been exhausted. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses represents management's estimate of expected losses based on historical experience, current conditions, and reasonable and supportable forecasts over the contractual life of accounts receivable. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was $2,610 and $2,469, respectively.

Accounts receivable, related party, represents amounts due from Mexedia SpA and Mexedia DAC arising from telecommunications and messaging services provided by 42 Telecom and Telvantis under bilateral service agreements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

These receivables are recorded at the invoiced amount on the same basis as third-party accounts receivable and are subject to the same credit loss assessment methodology described above.

Receivables Financing Arrangements

The Company, through 42 Telecom and Telvantis, maintains participation arrangements with Fasanara Securitisation S.A. ("Fasanara"), a third-party financing provider, under which funding is advanced against a specified percentage of eligible trade receivables. The Company retains responsibility for customer billing, collection, and servicing under these arrangements and maintains direct customer relationships. Management evaluated the substance of these arrangements under ASC 860, Transfers and Servicing, and concluded that they do not qualify for sale accounting, as the Company retains continuing involvement with the receivables and the receivables are not fully isolated from the Company and its creditors. Accordingly, the arrangements are accounted for as receivables financing. The underlying receivables remain recognized on the condensed consolidated balance sheets until collected, and the associated financing obligations are classified within short-term borrowings. Interest and fees incurred under these arrangements are recognized as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of advance payments for services and operational costs to be consumed within one year, prepaid taxes, and deposits related to the Company's telecommunications and technology operations. Prepaid consulting and marketing services representing common stock issued for future services are recorded at the fair value of the shares on the date of issuance and recognized ratably as expense over the contractual service period. As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets totaled $4,075 and $5,273, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment, net ("PP&E") is stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

•Office Equipment and tools – 3-5 years

•Computers – 3-5 years

•Furniture and Fittings – 8-10 years

•Leasehold improvements – Shorter of the estimate useful life or remaining lease term

Major renewals and improvements are capitalized. Replacements, maintenance, and repairs that do not significantly improve or extend the useful life of the assets are expensed as incurred.

Upon disposal or retirement of an asset, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the unaudited condensed consolidated statements of operations in the period of disposal.

The Company reviews PP&E for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were identified during the three months ended March 31, 2026 and 2025.

Intangible Assets, net

The Company's intangible assets primarily consist of (i) identifiable intangible assets acquired in connection with the acquisitions of 42 Telecom and Telvantis, including developed technology, customer relationships, and trade names, and (ii) intellectual property assets acquired pursuant to an Asset Purchase Agreement dated October 15, 2025, consisting of a portfolio of patentable innovations and proprietary technologies including artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies. All intangible assets are carried net of accumulated amortization and any accumulated impairment losses.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Intangible Assets Acquired in Business Combinations

Identifiable intangible assets acquired in the 42 Telecom and Telvantis business combinations were valued as of the respective acquisition dates in accordance with ASC 805, Business Combinations. These assets are amortized on a straight-line basis over their estimated useful lives as follows:

•Developed technology — 42 Telecom — 5 years

•Customer relationships — 42 Telecom — 7 years

•Trade name — 42 Telecom — 3 years

•Customer relationships — Telvantis — 8 years

•Trade name — Telvantis — 4 years

The useful lives assigned to each asset class reflect entity-specific factors assessed as of the respective acquisition dates, including customer attrition rates, contract durations, and brand recognition, which differ between the two acquired businesses.

Intellectual Property Asset Acquisition

On October 15, 2025, the Company acquired a portfolio of intellectual property assets pursuant to an Asset Purchase Agreement. The acquired assets consist of patentable innovations and proprietary technologies, including artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies. The transaction was accounted for as an asset acquisition under ASC 805-50, as no workforce, customers, operational processes, or revenue-generating activities were transferred. The total purchase consideration consisted of 9,000,000 shares of Spectral common stock measured at fair value based on the quoted market price of $2.19 per share on the acquisition date, resulting in total consideration of $19,710. In accordance with ASC 805-50, no goodwill was recognized; the entire consideration was allocated to the acquired intangible assets. The acquired intellectual property is amortized on a straight-line basis over an estimated useful life of five years from the acquisition date.

Capitalized Software Development

42 Telecom capitalizes certain costs incurred during the application development stage of internal-use software projects in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include direct labor and related benefits for employees engaged in software development activities and qualifying third-party contractor fees. Costs incurred during the preliminary project and post-implementation stages, including training, maintenance, and data conversion, are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over five years upon being placed into service. As of March 31, 2026 and December 31, 2025, capital work-in-progress related to software development totaled $331 and $439, respectively. As of March 31, 2026 and December 31, 2025, $417 and $294, respectively, internally developed software placed into services classified as Intangible assets, net in the consolidated balance sheet.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount to the sum of undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying amount over the asset’s fair value, generally determined using estimated discounted future cash flows. No impairment indicators were identified during the three months ended March 31, 2026. The Company had no long-lived assets during the three months ended March 31, 2025.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

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

Goodwill recognized in connection with the acquisitions of 42 Telecom and Telvantis represents the residual consideration after allocation to identifiable net assets and is preliminary and subject to change upon completion of the respective purchase price allocations. No goodwill impairment indicators were identified during the three months ended March 31, 2026 and 2025.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, using the five-step model: (i) identify the contract with a customer, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when or as performance obligations are satisfied.

The Company generates revenue through the following streams:

Messaging and Voice Services — includes SMS aggregation, enterprise messaging, instant messaging (Viber), and VoIP-based international voice termination services. Revenue is recognized at a point in time when each message, call minute, or lookup is successfully processed and transmitted. Revenue is generated through the duration of telephone traffic between carrier customers calculated on a minute-by-minute basis for voice services, and on a per-message basis for messaging services. These services represented substantially all of the Company's revenues for the three months ended March 31, 2026.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Platform Services — includes SS7 platform access, managed services, and tourism platform-as-a-service. Revenue from these services is recognized over time as customers receive and consume the benefits of continuous access or managed service delivery.

The Company generally acts as principal in its arrangements, as it controls the services before transfer to the customer, bears responsibility for fulfillment, and has discretion in pricing. Customer contracts are typically short-term in nature, invoiced based on actual usage or subscription terms, with no significant financing components.

The following table presents disaggregated revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Voice Services, at a point in time	$324,499	$-
Messaging Services, at a point in time	3,973	-
Platform Leasing, over time	40	-
	$328,512	$-

For the three months ended March 31, 2026, Telvantis and its subsidiaries contributed approximately 99% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 1%.

Contract Assets

Contract assets represent amounts recognized as revenue for performance obligations satisfied under customer contracts where the Company's right to payment is not yet unconditional, primarily consisting of accrued income on messaging and voice traffic where services were delivered at a point in time during the period but invoices are issued following month-end volume reconciliation with counterparties, at which point the balance reclassifies to accounts receivable. As of March 31, 2026 and December 31, 2025, contract assets were $793 and $6,474, respectively, of which $0 and $2,634 were with related parties.

Contract Liabilities

Contract liabilities represent amounts billed or collected from customers in advance of satisfying performance obligations under customer contracts. These balances are presented within current liabilities in the condensed consolidated balance sheets based on the expected timing of revenue recognition and are recognized as revenue when the related performance obligations are fulfilled. As of March 31, 2026 and December 31, 2025, contract liabilities were $257 and $335, respectively.

Cost of Revenue

Cost of revenue consists of direct expenses incurred in providing telecommunications and platform services and is recognized in the period in which the related revenues are earned. Cost of revenue includes accruals for third-party service providers, purchases of services from both local and non-EU vendors, and charges for telecommunication services inside and outside the EU, including data, voice, and connectivity costs. It includes wholesale carrier and traffic fees, consultancy and technical service costs directly tied to service delivery, commissions and referral fees related to customer acquisition or usage. It also includes network operations costs, co-location fees for server hosting, personnel costs associated with customer care. Additionally, platform or PaaS licensing fees and other directly attributable costs necessary to fulfill service obligations, such as internally generated software amortization used in service infrastructure, are included. These costs are recorded when incurred and matched to the related revenue in accordance with U.S. GAAP expense recognition principles.

Selling, General and Administrative Expense

Selling, general and administrative expenses represent the routine costs of operating the Company. They primarily consist of rent and facilities, marketing and travel, professional and administrative services, insurance and compliance costs, finance and bank charges, and other general operating expenses.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

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

Employee Benefits

Pursuant to Malta regulations, contributions to pension schemes are voluntary. The Company provides pension contributions to team management members. Pension contributions are expensed as incurred. For the three months ended March 31, 2026 and 2025, pension plan contributions totaled $2 and $0, respectively.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity resulting from transactions and economic events other than those with shareholders. For the Company, the only component of other comprehensive loss for the three months ended March 31, 2026 and 2025 relates to foreign currency translation adjustments arising from the consolidation of 42 Telecom, whose functional currencies include the Euro, Swedish Krona, British Pound, which differ from or are translated into the Company's reporting currency of U.S. dollars. These translation adjustments are recorded in other comprehensive loss and accumulated in stockholders' equity under accumulated other comprehensive loss. No other components of other comprehensive loss were recognized during the three months ended March 31, 2026 and 2025.

Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. Each consolidated entity determines its functional currency based on the primary economic environment in which it operates. The functional currencies of the Company’s foreign subsidiaries are as follows:

•42 Telecom Limited (Parent): Euro (EUR)

•42 Telecom AB Ltd (Sweden): Swedish Krona (SEK)

•42 Telecom UK Ltd: British Pound (GBP)

•Arcus Technologies Ltd: Euro (EUR)

Telvantis Voice Services, Inc. and its U.S. subsidiaries, Phonetime, Inc. and Matchcom Telecommunications, Inc., have the U.S. dollar as their functional currency and accordingly do not give rise to translation adjustments.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

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

Transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates, and non-monetary assets and liabilities are carried at historical exchange rates. Resulting foreign exchange gains and losses are recognized within other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss.

The exchange rates used in the preparation of the unaudited condensed consolidated financial statements are as follows:

The relevant translation rate are as follows:

-For the three months ended March 31, 2026, closing rate 1.1482 US$: EURO, 0.1051 US$: SEK, 1.3220 US$: GBP.

-For the three months ended March 31, 2026, average rate 1.1610 US$: EURO, 0.1068 US$: SEK, 1.3337 US$: GBP.

For the three months ended March 31, 2026 and 2025, the Company recorded foreign currency translation adjustments of $(87) and $0, respectively, which are included in other comprehensive income (loss).

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

Earnings Per Share (EPS)

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of potentially dilutive securities using the treasury stock method. Potentially dilutive securities include stock options, warrants, convertible instruments, and contingently issuable shares.

For the three months ended March 31, 2026, the Company reported a net loss; accordingly, all potentially dilutive securities, including 3,846,875 stock options outstanding with a weighted-average exercise price of $0.62 per share, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive During the three months ended March 31, 2025, the Company had options to purchase 6,810,000 shares of common stock, the effects of which were also anti-dilutive.

Non-Controlling Interests

Noncontrolling interests represent the equity interests in consolidated subsidiaries that are not attributable to the Company. The Company consolidates Noot Holdings, Inc. and Monitr Holdings, Inc., in each of which the Company

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

holds a 60% controlling interest, with the remaining 40% held by noncontrolling interest holders. Noncontrolling interests are presented as a separate component of stockholders’ equity in the consolidated balance sheets. Net income or loss attributable to noncontrolling interests is presented separately in the consolidated statements of operations and comprehensive loss.

Noot Holdings, Inc. and Monitr Holdings, Inc. had no operations during the three months ended March 31, 2026 and 2025, and accordingly no net income or loss was attributable to non-controlling interests during either period. The non-controlling interest balance remained $(222) as of both March 31, 2026 and December 31, 2025.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards, and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse. A valuation allowance is recorded against deferred tax assets to the extent it is more likely than not that some or all of the deferred tax assets will not be realized.

For interim reporting purposes, the Company estimates its annual effective tax rate and applies that rate to year-to-date pre-tax income or loss in accordance with ASC 740-270, Interim Reporting — Income Taxes. The Company operates across multiple tax jurisdictions, including the United States, Malta, Sweden, and the United Kingdom, and the calculation of the tax provision involves significant judgment in the application of complex tax regulations across these jurisdictions.

The Company recognizes uncertain tax positions only when it is more likely than not that the position will be sustained upon examination, with the tax benefit measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Interest and penalties related to uncertain tax positions are recognized within the income tax provision.

NOTE 3 – BUSINESS COMBINATIONS

The Company evaluated the acquisitions of 42 Telecom and Telvantis under ASC 805, Business Combinations, and determined that both transactions constitute business combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are recognized at their acquisition-date fair values, with the excess of consideration transferred recognized as goodwill. Full details of the acquisition consideration, valuation methodology, and purchase price allocations are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Acquisition of 42 Telecom Ltd.

On August 1, 2025, the Company acquired 100% of the issued and outstanding shares of 42 Telecom Ltd. ("42 Telecom") and its wholly owned subsidiaries — 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta). The results of operations of 42 Telecom have been consolidated from August 1, 2025.

The total purchase price consideration was $20,000, consisting of $12,880 of common stock issued and $7,120 of contingent consideration measured at acquisition-date fair value. Contingent consideration is classified as a liability and remeasured at fair value at each reporting date, with changes recognized in the unaudited condensed consolidated statements of operations. See Note 4 — Fair Value Measurements for further details.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table summarizes the purchase price allocation as of August 1, 2025:

Total
Cash and cash equivalents	$276
Restricted cash	21
Accounts receivables, net	1,271
Contract assets	833
Prepaid expenses and other current assets	424
Property, plant and equipment, net	112
Capital work-in-progress	279
Intangible assets:
Developed technology	5,800
Customer relationships	3,100
Tradename	600
Goodwill	12,520
Other receivable, related party	417
Right of use asset	191
Accounts payable	(1,289)
Accrued expenses and other current liabilities	(741)
Contract liabilities	(251)
Operating lease liability	(180)
Loan payable	(1)
Deferred tax liability- Intangible asset	(3,268)
Deferred tax liability - pre existing temporary differences	(114)
Purchase price consideration	$20,000

Goodwill of $12,520 reflects the expected synergies from 42 Telecom's telecommunications operations, the going-concern value of the assembled workforce, and future economic benefits from assets that do not qualify for separate recognition. Goodwill includes a $3,268 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identified intangible assets, as no step-up in tax basis was obtained, and a $691 measurement period adjustment arising from a pre-acquisition dividend declared payable to Heritage Ventures Ltd. in respect of pre-acquisition retained earnings. As of March 31, 2026, the dividend remains unpaid and is reflected in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet. The purchase price allocation for 42 Telecom remains within the 12-month measurement period ending August 1, 2026. No measurement period adjustments were recorded during the three months ended March 31, 2026. Goodwill recognized in connection with the 42 Telecom acquisition is not deductible for income tax purposes.

Acquisition of Telvantis Voice Services, Inc.

On December 31, 2025, the Company acquired 100% of the issued and outstanding shares of Telvantis Voice Services, Inc. ("Telvantis"), a Florida corporation, and its wholly owned subsidiaries — Phonetime, Inc. and Matchcom Telecommunications, Inc. The results of operations of Telvantis have been consolidated from January 1, 2026, as the acquisition closed on December 31, 2025 and Telvantis contributed no revenues or expenses to the consolidated statements of operations for the year ended December 31, 2025.

The total purchase price consideration was $34,513, consisting of $3,407 of common stock issued and $31,106 of contingent consideration measured at acquisition-date fair value. During the three months ended March 31, 2026, 1,000,000 of the shares previously classified as common stock to be issued were formally issued, with the remaining 500,000 shares continuing to be classified as common stock to be issued within stockholders' equity as of March 31, 2026. Contingent consideration is classified as a liability and remeasured at fair value at each reporting date, with changes recognized in the unaudited condensed consolidated statements of operations. See Note 4 — Fair Value Measurements for further details.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table summarizes the provisional purchase price allocation as of December 31, 2025:

Total
Cash and cash equivalents	$1,094
Accounts receivables, net	37,334
Due from related party	1,358
Prepaid expenses and other current assets	482
Deferred tax assets	42
Intangible assets:
Customer relationships	10,700
Tradename	3,100
Goodwill	35,487
Accounts payable	(32,402)
Accrued expenses and other current liabilities	(825)
Accounts receivable financing facility	(12,342)
Deferred tax liability- Intangible asset	(2,238)
Due to related party	(7,277)
Purchase price consideration	$34,513

Goodwill of $35,487 reflects the expected synergies from combining Telvantis' voice termination and telecommunications services with the Company's platform, the going-concern value of the assembled workforce, and future economic benefits from assets that do not qualify for separate recognition. Goodwill includes a $2,238 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identified intangible assets, as no step-up in tax basis was obtained. The purchase price allocation is provisional and subject to adjustment within the 12-month measurement period ending December 31, 2026. No measurement period adjustments were recorded during the three months ended March 31, 2026. Goodwill recognized in connection with the Telvantis acquisition is not deductible for income tax purposes.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company's liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, classified within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

March 31, 2026
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$6,614	$6,614
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$34,139	$34,139
Total liabilities	$-	$-	$40,753	$40,753

December 31, 2025
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$3,733	$3,733
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$31,106	$31,106
Total liabilities	$-	$-	$34,839	$34,839

The Company had no assets measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025. The contingent consideration liabilities are classified as Level 3 within the fair value hierarchy as their valuation requires significant unobservable inputs. There were no transfers between levels during the three months ended March 31, 2026.

The fair value of the 42 Telecom contingent consideration was remeasured at March 31, 2026 using a risk-neutral Monte Carlo simulation of projected FCCN share prices, consistent with the methodology applied at the acquisition date and at December 31, 2025. The net change in fair value of the 42 Telecom contingent consideration for the three months ended March 31, 2026 resulted in a loss of $2,882, recognized within change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations and comprehensive loss. The increase

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

in fair value reflects the net effect of a decline in FCCN stock price from $4.13 to $2.56 per share, which increased the probability of the $30,000 minimum valuation guarantee triggering, partially offset by the reduction in the discount for lack of marketability arising from the shortened remaining lock-up period.

The fair value of the Telvantis contingent consideration was remeasured at March 31, 2026 using a risk-neutral Monte Carlo simulation incorporating correlated gross revenue and operating profit projections, consistent with the methodology applied at the acquisition date. The net change in fair value of the Telvantis contingent consideration for the three months ended March 31, 2026 resulted in a loss of $3,032, recognized within change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations and comprehensive loss. The increase in fair value reflects the decline in FCCN stock price from $4.13 to $2.56 per share, which reduced the aggregate market value of shares already issued to the sellers and correspondingly increased the number of additional shares expected to be required to satisfy the $65,000 minimum share value guarantee, resulting in a higher estimated liability at March 31, 2026.

The following table presents the changes in fair value of contingent consideration measured at fair value for the three months ended March 31, 2026:

Contingent
Consideration
Balance, December 31, 2025	$ 34,839
Change in fair value - 42 Telecom Ltd.	2,882
Change in fair value - Telvantis Voice Servies, Inc.	3,032
Balance, March 31, 2026	$ 40,753

There were no liabilities measured at fair value on a recurring basis during the three months ended March 31, 2025.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Prepaid consulting and marketing services	$3,239	$4,336
Deposits	37	37
VAT and taxes	41	40
Prepaid expenses	231	217
Settlement receivable	57	173
Other receivable	470	470
Prepaid and other current assets	$4,075	$5,273

Prepaid consulting and marketing services represents the unamortized portion of equity and cash consideration paid to third party vendors under consulting and marketing service agreements, recognized on a straight-line basis over the respective service periods. During the three months ended March 31, 2026 and 2025, the Company recognized amortization of $1,097 and $0, respectively, related to these arrangements. Amortization expense for the three months ended March 31, 2026, consisting of $1,020 in marketing expense and $77 in professional fees expense. Settlement receivables represent amounts held in dedicated collection accounts under the Fasanara receivables financing arrangements that have been remitted by customers but not yet contractually settled against the outstanding facility balances. See Note 12 — Accounts Receivable Financing Facility

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

NOTE 6- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Office equipment	$5	$5
Computers	120	115
Furniture and fixtures	26	26
Leasehold improvements	7	7
	158	153
Less: Accumulated depreciation	(41)	(27)
Property, plant and equipment, net	$117	$126

For the three months ended March 31, 2026 and 2025, depreciation expense was $14 and $0, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2026	2025

Developed technology	$5,479	$5,479
Internally developed software	489	321
Customer relationships	13,800	13,800
Tradenames	3,700	3,700
Acquired intellectual property	19,710	19,710
	43,178	43,010
Less: Accumulated amortization	(3,566)	(1,572)
Intangible assets, net	$39,612	$41,438

Developed technology of $5,479, customer relationships of $3,100, and trade name of $600 were identified and measured at fair value in connection with the acquisition of 42 Telecom on August 1, 2025, and are amortized on a straight-line basis over estimated useful lives of 5 years, 7 years, and 3 years, respectively.

Internally developed software represents capitalized software development costs at 42 Telecom, amortized on a straight-line basis over 5 years.

Customer relationships of $10,700 and trade name of $3,100 were identified and measured at fair value in connection with the acquisition of Telvantis on December 31, 2025, and are amortized on a straight-line basis over estimated useful lives of 8 years and 4 years, respectively, commencing January 1, 2026.

Acquired intellectual property of $19,710 represents artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies acquired pursuant to an asset acquisition on October 15, 2025, in exchange for 9,000,000 shares of the Company's common stock at $2.19 per share, and is amortized on a straight-line basis over 5 years.

Amortization expense for the three months ended March 31, 2026 and 2025 was $1,973 and $0, respectively. No impairment charges were recognized during the three months ended March 31, 2026 and 2025.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table presents the estimated future amortization expense for intangible assets as of March 31, 2026:

2026 (remaining 9 months)	$5,918
2027	7,891
2028	7,808
2029	7,691
2030	5,611
Thereafter	4,693
$39,612

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Accrued cost of revenue	$675	$823
VAT and taxes payable	1,274	1,257
Other	1,182	327
Accrued expenses and other current liabilities	$3,131	$2,407

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

The Company identified two operating segments based on legal entity groupings — 42 Telecom and subsidiaries, and Telvantis and subsidiaries — and determined that both meet the aggregation criteria under ASC 280-10-50-11 based on similar nature of products and services, production processes, customer class, distribution methods, and regulatory environment, and are therefore presented as a single reportable segment. Neither 42 Telecom nor Telvantis was consolidated during the three months ended March 31, 2025, as both acquisitions were completed subsequent to that period. Accordingly, the Company reported no revenues or operating expenses from its Telco Services segment for the three months ended March 31, 2025. For the three months ended March 31, 2026, Telvantis and its subsidiaries contributed approximately 99% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 1%.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table presents significant segment expenses regularly provided to the CODM and used to assess segment performance for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Revenue	$328,512	$-
Total revenues	328,512	-
Cost of revenue	326,322	-
Gross profit	2,190	-

Operating expenses:
Selling, general and administrative	2,440	624
Wages and benefits	741	36
Depreciation and amortization	1,988	-
Total operating expenses	5,169	660
Loss from operations	(2,979)	(660)

Other income (expense):
Interest expense, net	(415)	-
Change in FV of contingent consideration	(5,914)	-
Other income	3	-
Total other expense	(6,326)	-
Loss before income taxes	(9,305)	(660)
Income taxes	100	-
Net loss	$(9,405)	$(660)

Geographic Information

For the three months ended March 31, 2026 and 2025, revenues attributable to operations by geography were as follows:

	Three Months Ended
	March 31,
	2026	2025
Unites States	$324,499	-
Malta	3,775	-
Sweden	238	-
	$328,512	$-

For the three months ended March 31, 2026, the United States represented approximately 99% of consolidated revenues, reflecting the first full quarter of consolidation of Telvantis Voice Services, Inc. and its subsidiaries following their acquisition on December 31, 2025. Malta and Sweden revenues are generated by 42 Telecom Ltd., Arcus Technologies Ltd., and 42 Telecom AB Ltd., respectively.

Substantially all of the Company's property, plant and equipment is held by 42 Telecom and its subsidiaries in Europe. The following table presents property, plant and equipment, net by geographic location as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Malta	$111	$119
Sweden	6	7
	$117	$126

The Company's intangible assets are held across multiple jurisdictions — business combination intangibles recognized in connection with the acquisition of 42 Telecom are held in Europe, business combination intangibles recognized in

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

connection with the acquisition of Telvantis are held in the United States, and the acquired intellectual property intangible assets are held by Spectral in the United States. The following table presents intangible assets, net by geographic location as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Europe	$8,437	$8,749
United States	31,175	32,689
	$39,612	$41,438

NOTE 10 – LEASE OBLIGATION

In connection with the acquisition of 42 Telecom on August 1, 2025, the Company assumed an operating lease for office premises located on the third and fourth floors of Hyundai Block, Valley Road, Msida, Malta. The lease commenced upon handover on July 24, 2023 and has a contractual term of five years, of which the first two years are non-cancellable and the remaining three years may be terminated by the Company with two months' notice. Annual base rent is €60 plus VAT, payable quarterly in advance. Lease costs are included in the unaudited condensed consolidated statements of operations and comprehensive loss as selling, general and administrative expenses.

The following table summarizes operating lease assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Operating Leases
Right-of-use assets	$148	$168

Operating lease liability, current portion	64	65
Operating lease liability, net of current portion	83	102
Total lease liabilities	$147	$167

Weighted Average Remaining Lease Term (in years)	2.25
Weighted Average Discount Rate	4%

The operating lease costs totaled $17 and $0, for the three months ended March 31, 2026 and 2025, respectively.

The following table presents the maturity of operating lease liabilities as of March 31, 2026:

March 31,
2026 (remaining 9 months)	$52
2027	69
2028	343
Total lease payments	154
Less: imputed interest	(7)
Total	$147

NOTE 11 – RELATED PARTY TRANSACTIONS

Transactions with Mexedia SpA and Mexedia DAC

Telvantis Voice Services, Inc. and 42 Telecom Ltd. are party to bilateral voice and messaging service agreements with Mexedia SpA, an Italian telecommunications company, and Mexedia DAC, an Irish telecommunications entity, under which either party may act as a customer or vendor depending on destination-specific routing economics. Mexedia SpA and Mexedia DAC are considered related parties of the Company as Daniel Gilcher, who was appointed Chief Financial Officer of the Company effective January 3, 2026, simultaneously serves as Chief Financial Officer and Director of Mexedia SpA.

For the three months ended March 31, 2026, 42 Telecom recognized no revenue from Mexedia SpA and incurred cost of revenues of approximately $16 from Mexedia SpA representing residual termination charges. Telvantis recognized

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

revenue of $117 from Mexedia DAC in January 2026, with no further activity in February or March 2026, and incurred no cost of revenues from Mexedia DAC during the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, accounts receivable from Mexedia SpA and Mexedia DAC were $9,332 and $11,710, respectively, reflected in accounts receivable, related party in the unaudited condensed consolidated balance sheets. Accounts payable to Mexedia SpA and Mexedia DAC were $3,683 and $9,261, respectively, reflected in accounts payable, related party in the unaudited condensed consolidated balance sheets.

In addition, Telvantis has pre-acquisition loan obligations to Mexedia DAC totaling $7,259 and $7,277 as of March 31, 2026 and December 31, 2025, respectively, reflected in due to related party in the unaudited condensed consolidated balance sheets. These obligations were assumed as part of the Telvantis acquisition on December 31, 2025 and were incurred in the ordinary course of Telvantis's pre-acquisition operations. Pursuant to the terms of the loan agreement, Telvantis was required to make monthly payments of $75 commencing after the acquisition date. As no payments have been made to date, the full outstanding balance of $7,259 is due and payable in full as of March 31, 2026 in accordance with the terms of the agreement. As of March 31, 2026 and December 31, 2025, amounts due from Mexedia SpA were $58 and $58, respectively, and amounts due from Telvantis Inc. were $1,299 and $1,299, respectively, included in due from related party in the unaudited condensed consolidated balance sheets.

Transaction with Former Shareholder of 42 Telecom

Heritage Ventures Ltd. ("Heritage"), an Irish corporation controlled by Mr. Orlando Taddeo, was the 100% owner of 42 Telecom prior to its acquisition by the Company on August 1, 2025. Mr. Taddeo resigned as sole director of 42 Telecom effective December 31, 2025 and Heritage is no longer considered a related party of the Company from January 1, 2026. A dividend of EUR 601 in respect of 42 Telecom's retained earnings for the year ended December 31, 2024 was declared payable to Heritage on October 31, 2025 and remained unpaid as of March 31, 2026. This obligation of $690 and $706 as of March 31, 2026 and December 31, 2025, respectively, is reflected in accrued expenses and other current liabilities and due to related party, respectively, in the unaudited condensed consolidated balance sheets.

42 Telecom – Other receivable

As part of the acquisition of 42 Telecom on August 1, 2025, the Company acquired a receivable from Nexora Holdings Ltd. ("Nexora") amounting to EUR 363 (approximately $416), arising from an Intellectual Property Transfer Agreement dated July 1, 2025, under which 42 Telecom transferred certain proprietary software and related intellectual property to Nexora in exchange for consideration of EUR 363. Nexora is considered a related party of the Company as Nexora and 42 Telecom share common management.

The payment is subject to a five-year moratorium, during which no cash settlement is required unless Nexora generates profits directly from the transferred intellectual property, in which case partial or full payment becomes due earlier. As of March 31, 2026 and December 31, 2025, the carrying amount of the receivable was $416 and $427, respectively, reflected in other receivable, related party in the condensed consolidated balance sheets. The change in carrying amount from December 31, 2025 to March 31, 2026 is attributable to foreign currency translation adjustments. Management continues to monitor the balance for collectability. No additional transactions occurred with Nexora during the three months ended March 31, 2026.

Chief Executive Officer Compensation

Jenifer Osterwalder, the Company's Chief Executive Officer, charges the Company $12 per month for services rendered. Total compensation expensed during the three months ended March 31, 2026 and 2025 was $36 and $36, respectively. As of March 31, 2026 and December 31, 2025, amounts due to the CEO related to accrued compensation were $612 and $576, respectively.

Loans from Related Parties

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a shareholder of the Company, whereby the Company may borrow up to $500. The loan bears no interest. As of March 31, 2026 and December 31, 2025, the total amount outstanding under this agreement was $10, reflected in due to related party in the unaudited condensed consolidated balance sheets. Subsequent to March 31, 2026, the Company repaid the outstanding balance in full. See Note 15 — Subsequent Events for further details.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

On June 2, 2025, the Company entered into a promissory note with Mr. Michael Turner, a member of the Board of Directors, for a principal amount of $10. The note bears interest at 5% per annum unless repaid within 60 days of issuance. As of March 31, 2026 and December 31, 2025, the total amount outstanding under this note was $10, reflected in due to related party in the unaudited condensed consolidated balance sheets. Subsequent to March 31, 2026, the Company repaid the outstanding balance in full. See Note 15 — Subsequent Events for further details.

NOTE 12 – ACCOUNTS RECEIVABLE FINANCING FACILITY

Fasanara Participation Arrangement — 42 Telecom Ltd

42 Telecom, a wholly owned subsidiary of the Company, is party to a Master Participation Agreement dated February 20, 2025 with Fasanara Securitisation S.A. (“Fasanara”), pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services. 42 Telecom retains servicing responsibilities, maintains direct customer relationships, and retains a portion of the credit risk associated with the receivables. The arrangements are undisclosed, meaning customers are not notified of Fasanara’s participation. Accordingly, the participation arrangements do not meet the criteria for sale accounting under ASC 860, Transfers and Servicing of Financial Assets, and are accounted for as receivables financing. The outstanding funded amount as of March 31, 2026 and December 31, 2025, $88 and $332, recognized as current liabilities in the unaudited consolidated balance sheets.

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

Fasanara Participation Arrangement — Telvantis Voice Services, Inc.

Telvantis Voice Services, Inc. is also party to a receivables financing arrangement with Fasanara, assumed by the Company in connection with the acquisition of Telvantis on December 31, 2025. The arrangement operates on substantially the same basis as the 42 Telecom facility described above. During the three months ended March 31, 2026, Telvantis utilized this facility in the ordinary course of its operations. As of March 31, 2026 and December 31, 2025, the outstanding balance was $13,659 and $12,342, respectively, recognized as a current liability in the unaudited condensed consolidated balance sheets.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On August 30, 2024, the Company filed a Certificate of Designation for the newly designated Series Quantum Preferred Stock. The number of Series Quantum Preferred Stock designated is 2,000,000. The Series Quantum Preferred Stock contains a liquidation preference over common shareholders equal to 40 times the amount per share to be distributed to the common shareholders, is convertible at the option of the Company or the holder into 40 shares of common stock, contingent upon the Company having enough authorized shares to effectuate the conversion, and carries voting rights on an as-converted-to-common basis such that one share of Series Quantum Preferred Stock has 40 votes. The conversion right shall not become exercisable by the holder until 12 months have elapsed from the date of issuance. As of March 31, 2026 and December 31, 2025, no shares of Series Quantum Preferred Stock were outstanding.

Business Combination — Telvantis Voice Services, Inc.

In connection with the acquisition of Telvantis Voice Services, Inc. on December 31, 2025, the Company was obligated to issue 1,500,000 shares of common stock to the former shareholders, reflected as common stock to be issued within stockholders' equity as of December 31, 2025. During the three months ended March 31, 2026, the Company formally issued 1,000,000 of these shares. The remaining 500,000 shares continue to be reflected as common stock to be issued within stockholders' equity as of March 31, 2026. See Note 3 — Business Combinations for further details.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Private Placement

On March 16, 2026, the Board of Directors approved a private placement offering of up to $1,000 in restricted shares of the Company's common stock at a price below market value, to remain open until the Company achieves a listing on the Nasdaq Stock Market. During the three months ended March 31, 2026, the Company issued 100,000 shares of common stock at $2.00 per share for aggregate proceeds of $200 under this offering. No shares were issued under a private placement during the three months ended March 31, 2025.

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

During the three months ended March 31, 2026, the Company granted options to purchase an aggregate of 200,000 shares of common stock to two independent members of the Board of Directors pursuant to a Board resolution dated January 3, 2026. The options have an exercise price of $3.99 per share, representing the closing market price on the grant date, vest over 24 months at a rate of 4,166 shares per month commencing the first full month following the grant date, and are exercisable for five years from the grant date. The grant-date fair value of each award was estimated using the Black-Scholes option pricing model with the following assumptions: stock price and exercise price of $3.99; expected term of 5 years; annualized volatility of 113.18%; risk-free rate of 3.74%; and no dividend yield. The per-option grant-date fair value was $3.24, resulting in aggregate grant-date fair value of $649 for both awards combined. No options were granted during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options of $275 and $416, respectively, included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, total unrecognized compensation expense related to unvested stock options was $742, which is expected to be recognized over a weighted-average period of approximately 1.45 years.

The following table summarizes stock option activity for the three months ended March 31, 2026:

		Weighted	Weighted
	Stock	Average	Average Life
	Options	Exercise Price	Remaining
Outstanding, December 31, 2025	3,646,875	$0.43	8.45
Issued	200,000	3.99	5
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2026	3,846,875	$0.62	8.02

Vested, December 31, 2025	2,746,875	$0.43	8.45
Vested, March 31, 2026	3,213,539	$0.45	8.19

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease

Refer to Note 10 for the Company’s lease obligation. In addition, Company leases virtual office space on a month-to-month basis in Seattle, Washington.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Litigation

From time to time, the Company and its subsidiaries may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

Tellza, Inc. v. Telvantis Voice Services Inc. f/k/a Mexedia Inc. (Broward County, Florida; Case No. Cace-25-017748). On January 1, 2023, Telvantis Voice Services Inc. ("Telvantis"), now a wholly owned subsidiary of the Company, entered into a stock purchase agreement with Tellza, Inc. to acquire Tellza's ownership interest in Phonetime, Inc. and Matchcom Telecommunications, Inc. as part of a $3,000 purchase price. Telvantis was required to pay $250 on January 1, 2024 and did not make this payment. Tellza filed suit to recover the $250. Telvantis filed a motion to dismiss, and the parties subsequently entered into an Agreed Order. Based on the facts as presently known, the Company is unable to determine the likelihood of an unfavorable outcome; however, a loss contingency in the range of zero to $250 is reasonably possible. No accrual has been recorded as of March 31, 2026 as the loss is not considered probable.

42 Telecom Ltd. v. Symplify Technologies AB (Malta; Case No. 937/2025). 42 Telecom Limited ("FortyTwo"), a wholly owned subsidiary of the Company, instituted legal proceedings in the Civil Court, First Hall, of the Republic of Malta against Symplify Technologies AB, a Swedish corporation, for recovery of €443 (approximately $478) in unpaid invoices for telecommunications services. The case was filed September 15, 2025. On March 26, 2026, the Court entered judgment in favor of FortyTwo for the full amount of €443 plus legal interest and costs. The defendant did not appear or contest the proceedings. The judgment is now subject to collection. The Company has not recorded a receivable for the judgment amount as collectability has not yet been assessed.

Arcus Technologies Ltd.

Arcus Technologies Limited, an indirect subsidiary of the Company, entered into a settlement agreement with a customer relating to outstanding debt, with monthly payments. The matter has been resolved by agreement.

NOTE 15 - SUBSEQUENT EVENTS

Repayment of Related Party Obligations

On April 28, 2026, the Company repaid in full the $10 promissory note outstanding to Mr. Michael Turner, a member of the Board of Directors, originally dated June 2, 2025. The note has been fully discharged and cancelled with no further obligations outstanding.

On April 29, 2026, the Company repaid in full the $10 loan outstanding to SKY DATA PLL, an Estonian corporation and shareholder of the Company. The loan has been fully discharged and cancelled with no further obligations outstanding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in this report and those in our Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026.

OVERVIEW

Spectral Capital Corporation is a Nevada corporation focused on the identification, acquisition, and development of technology and telecommunications businesses. The three months ended March 31, 2026 represent a transformational period for the Company, marking the first full quarter of consolidated operations across both of our telecommunications subsidiaries — 42 Telecom Ltd. ("42 Telecom"), acquired on August 1, 2025, and Telvantis Voice Services, Inc. ("TVS"), acquired on December 31, 2025.

TVS operates as an international voice over internet protocol ("VoIP") carrier providing voice termination services to telecommunications carriers and service providers globally through its subsidiaries Phonetime, Inc. and Matchcom Telecommunications, Inc. TVS contributed approximately 99% of consolidated revenues of $328,512 for the three months ended March 31, 2026, representing its first full quarter as a consolidated Spectral subsidiary. 42 Telecom, operating through its subsidiaries in Malta, Sweden, and the United Kingdom, contributed the remaining approximately 1% of revenues through its messaging and platform services operations.

Our financial results for the three months ended March 31, 2026 reflect both the scale of the consolidated telecommunications business and the impact of non-cash accounting charges associated with our acquisition structure. Net loss for the period was $9,405, driven primarily by a non-cash charge of $5,914 from the remeasurement of contingent consideration liabilities at fair value, $1,988 in depreciation and amortization, $1,097 in amortization of prepaid stock-based compensation, and $275 in stock option expense, collectively totaling $9,274. Excluding this non-cash charge, loss from operations was $131, reflecting integration costs and corporate overhead associated with our rapidly expanding consolidated operations.

Key Developments in Q1 2026

Proposed Acquisition of Intermatica S.p.A

On January 7, 2026, the Company entered into a binding term sheet with Intermatica S.p.A. ("Intermatica"), an Italy-based telecommunications and enterprise messaging company, for a proposed strategic transaction pursuant to which Spectral would contribute selected proprietary intellectual property and advanced software technologies in exchange for equity participation, commercial collaboration rights, and potential future consideration tied to performance milestones. The Company expects the transaction to close in the second quarter of 2026, subject to completion of due diligence and finalization of definitive agreements.

Nasdaq Uplisting Initiative and Private Placement

The Company continues to actively pursue a listing on the Nasdaq Stock Market as a strategic priority. On March 16, 2026, the Board of Directors approved a private placement offering of up to $1,000 in restricted shares of common stock at a price below market value, to remain open until the Company achieves a listing on the Nasdaq Stock Market. During the three months ended March 31, 2026, the Company raised $200 under this offering through the issuance of 100,000 shares at $2.00 per share.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net Revenues and Cost of Revenues

Net revenues were $328,512 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The Company generated no revenues in Q1 2025 as neither 42 Telecom nor TVS had been acquired as of that date. Q1 2026 revenues consisted of voice termination revenues from TVS of $324,499, messaging and platform revenues from 42 Telecom Ltd. of $3,776, and platform revenues from 42 Telecom AB of $237. The revenue growth between periods reflects the transformative impact of the Company's acquisition strategy executed during 2025 and the first full quarter of consolidated operations across both subsidiaries.

Cost of revenues was $326,322 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. Cost of revenues consists primarily of voice termination costs, interconnection charges, and network costs associated with TVS's VoIP carrier operations, together with messaging termination costs incurred by 42 Telecom.

Gross profit was $2,190 for the three months ended March 31, 2026, representing a gross profit margin of approximately 0.7%. The gross margin reflects the nature of the international voice termination business, which is characterized by high revenue volumes and narrow per-minute margins driven by competitive market pricing. Management is focused on optimizing routing economics, customer mix, and operational efficiencies to improve gross margins over time.

Operating Expenses

Total operating expenses were $5,169 for the three months ended March 31, 2026, compared to $660 for the three months ended March 31, 2025, an increase of $4,509. The increase reflects the first full quarter of consolidated operations at both 42 Telecom and TVS, as well as the associated corporate overhead of operating a significantly larger and more complex organization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,440 for the three months ended March 31, 2026, compared to $624 for the three months ended March 31, 2025, an increase of $1,816. The increase is primarily attributable to the consolidation of both 42 Telecom's and Telvantis's operating overhead during the first full quarter of combined operations, increased professional fees associated with SEC filings and expanded corporate activities in connection with the Company's planned Nasdaq Stock Market uplisting.

Wages and benefits were $741 for the three months ended March 31, 2026, compared to $36 for the three months ended March 31, 2025, an increase of $705. The increase reflects the consolidation of employee compensation costs at 42 Telecom and TVS following their respective acquisitions, which added staff across operations, technology, finance, and management functions. Wages and benefits expenses include gross wages and salaries, bonuses, performance-related pay, employer social insurance contributions, pensions, insurance costs, and other staff-related expenditures across the Company's operations in the United States, Malta, Sweden, and the United Kingdom.

Depreciation and amortization was $1,988 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The increase reflects amortization of identifiable intangible assets recognized in connection with the acquisitions of 42 Telecom and Telvantis Voice Services, Inc. and the Eliznikcomp OÜ asset purchase, as well as depreciation of property, plant and equipment acquired through the 42 Telecom acquisition. Amortization of intangible assets was $1,973 and depreciation of property, plant and equipment was $15 for the three months ended March 31, 2026. The absence of depreciation and amortization in Q1 2025 reflects the fact that neither the 42 Telecom nor the Telvantis acquisition had been completed as of that date.

Other Income (expense)

Total other expense was $6,326 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The Q1 2026 balance includes a non-cash loss of $5,914 from the change in fair value of contingent consideration related to the 42 Telecom and Telvantis acquisitions, $415 in net interest expense related to the accounts receivable financing facilities and other obligations, partially offset by other income of $3. The change in fair value of contingent consideration arose primarily from the decline in the Company's stock price from $4.13 at December 31, 2025 to $2.56 at March 31, 2026, which increased the estimated number of additional shares required under the minimum valuation guarantee provisions of the respective acquisition agreements. See Note 4 — Fair Value Measurements for further details.

Income Taxes

The Company recorded income tax expense of $100 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The Q1 2026 tax expense reflects current tax obligations arising from the foreign operations of 42 Telecom in Malta and Sweden.

Net Loss

Net loss was $9,405 for the three months ended March 31, 2026, compared to $660 for the three months ended March 31, 2025, representing an increase in net loss of $8,745. The increase was driven primarily by the non-cash loss from the change in fair value of contingent consideration of $5,914 and increased operating expenses associated with the Company's expanded operations following the consolidation of both 42 Telecom and Telvantis, partially offset by gross profit of $2,190 generated by the telecommunications subsidiaries. Total comprehensive loss was $9,492 for the three months ended March 31, 2026, which includes $87 of foreign currency translation losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we had cash and cash equivalents of $2,705 and restricted cash of $21, compared to cash and cash equivalents of $2,087 and restricted cash of $21 as of December 31, 2025. We intend to fund our operations through cash flows generated from our telecommunications subsidiaries, proceeds from our private placement offering approved in March 2026, and additional debt or equity financings as needed.

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(523)	$(220)
Net cash used in investing activities	$(45)	$-
Net cash provided by financing activities	$1,273	$135

Cash Used in Operating Activities

Net cash used in operating activities was $523 for the three months ended March 31, 2026, compared to $220 for the three months ended March 31, 2025. Despite reporting a net loss of $9,405, operating cash outflow was limited to $523 due to significant non-cash charges including the $5,914 change in fair value of contingent consideration, $1,973 in amortization of intangible assets, $15 in depreciation, $1,097 in amortization of prepaid stock-based compensation, and $275 in stock-based compensation expense.

Working capital movements during the three months ended March 31, 2026 were substantial but largely offsetting, reflecting the high-volume, low-margin nature of our international voice termination carrier operations. Accounts receivable increased by $237,821 driven by TVS's international voice termination billing cycles, where large volumes of traffic are invoiced to carriers on monthly payment terms. This increase was substantially offset by a corresponding increase of $236,536 in accounts payable, reflecting the parallel payment terms on the supplier side of the VoIP carrier business.

Net cash used for the three months ended March 31,2025 in operating activities, $220 related primarily to corporate overhead and professional fees prior to the completion of the Company's telecommunications acquisitions, with no significant working capital movements.

Cash Used in Investing activities

Net cash used in investing activities was $45 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. Investing activities in Q1 2026 consisted of $39 in capitalized internally developed software costs at 42 Telecom and $6 in purchases of property, plant and equipment.

There were no investing activities for the three months ended March 31, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,273 for the three months ended March 31, 2026, compared to $135 for the three months ended March 31, 2025. The increase of $1,138 was primarily attributable to $1,073 in net borrowings under the accounts receivable financing facility and $200 in proceeds from the private placement of 100,000 shares of common stock at $2.00 per share under the offering approved by the Board of Directors on March 16, 2026.

Cash provided by financing activities for the three months ended March 31, 2025, consisted entirely of $135 in proceeds from short-term advances.

Capital Requirements and Outlook

The Company has incurred recurring net losses and has an accumulated deficit of $42,820 as of March 31, 2026. We believe that our existing cash resources, together with anticipated cash flows from our telecommunications operations and proceeds from our private placement offering, will be sufficient to fund our operations for the near term. However, we may require additional financing to fund our operations and execute our growth strategy, including in connection with the proposed Intermatica transaction and our planned Nasdaq uplisting. There can be no assurance that additional financing will be available on acceptable terms or at all. If we are unable to obtain additional financing when needed, we may be required to curtail or reduce our planned operations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Fair Value of Contingent Consideration

The most significant critical accounting estimate relates to the fair value measurement of contingent consideration liabilities associated with the acquisitions of 42 Telecom and TVS. These liabilities are classified as Level 3 within the fair value hierarchy and are remeasured at each reporting date using significant unobservable inputs including the Company's stock price, equity volatility, risk-free rates, projected revenues and operating profits, and a discount for lack of marketability. As of March 31, 2026, the aggregate contingent consideration liability was $40,753, comprising $6,614 related to the 42 Telecom acquisition and $34,139 related to the TVS acquisition. For the three months ended March 31, 2026, the Company recognized a non-cash loss of $5,914 from the change in fair value of contingent consideration, driven primarily by the decline in the Company's stock price from $4.13 to $2.56 during the quarter. See Note 4 — Fair Value Measurements for further details.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our annual report on Form 10-K for the year ended December 31, 2025 which related to a lack of an accounting staff resulting in a lack of segregation of duties necessary for an effective system of internal control. The weakness in segregation of duties will continue to exist until such time as management can retain internal staff to properly segregate duties.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Refer to Note 14 — Commitments and Contingencies for a description of the Company's current legal proceedings, including the Tellza, Inc. v. Telvantis Voice Services Inc. matter and the 42 Telecom Ltd. v. Symplify Technologies AB matter.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company issued an aggregate of 1,100,000 shares of common stock in the following unregistered transactions:

On January 9, 2026, the Company issued 1,000,000 shares of common stock to former shareholders of Telvantis Voice Services, Inc. in connection with the Company's acquisition of Telvantis on December 31, 2025, pursuant to the Stock Purchase Agreement. The issuance of these shares was made in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D. The shares were issued for non-cash consideration as part of the total purchase price for the Telvantis acquisition.

On March 24, 2026, the Company issued 100,000 shares of common stock at a purchase price of $2.00 per share for total gross proceeds of $200 pursuant to the private placement offering approved by the Board of Directors on March 16, 2026. The offering was conducted under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended. The offering was made to accredited investors only. None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. All investors represented that they were acquiring the securities for investment purposes and not with a view to distribution. No general solicitation or advertising was used in connection with the offer or sale of these securities.

The net proceeds from the private placement have been and will be used to fund ongoing operations, corporate infrastructure, and working capital requirements in connection with the Company's planned Nasdaq Stock Market uplisting.

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

Dated: May 13, 2026	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Daniel Gilcher
Daniel Gilcher
Chief Financial Officer and Principal Financial and Accounting Officer