Form 10-K/A
period 2024-12-31
SPECTRAL CAPITAL Corp
filed 2026-06-05
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Spectral Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission on June 23, 2025 (the “Original Filing”). The purpose of this Amendment is to correct an error in Item 9A (Controls and Procedures) of the Original Filing. In the Original Filing, the Company erroneously stated that its disclosure controls and procedures were effective and that its internal control over financial reporting was effective as of December 31, 2024. That conclusion was incorrect. As described in Item 9A of this Amendment, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and has concluded that such controls were not effective as of December 31, 2024, due, to material weaknesses identified herein.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. All other items of the Original Filing that are not affected by this Amendment remain unchanged and are incorporated herein by reference to the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by our principal executive officer and principal financial officer.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

In this report, unless the context indicates otherwise, the terms “Spectral,” “Company,” “we,” “us,” “our” and similar words refer to Spectral Capital Corporation, a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report on Form 10-K/A, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, including in connection with our investment commitments related to our planned business and operations

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,

●	the potential of hybrid quantum computing and estimated market size and market growth including with respect to our long-term business strategies for the development of technology and products that combine AI, classical computing and hybrid quantum computing,

●	our ability and timeline to monetize our investments in quantum computing, semiconductor design, plasmonics, or software that utilizes a quantum friendly or hybrid computing architecture, if at all,

●	developing our provisional patent portfolio into fully developed patents and realizing revenue from these patents;

●	our ability to acquire small companies at reasonable valuations for stock and grow them meaningfully by integrating our technologies,

●	our ability to license our technology and patents for cash or stock in licensee companies,

●	the risk that we never develop any meaningful revenue

●	our ability to execute on our business strategy, including monetization of our products,

●	our financial performance, growth rate and market opportunity,

●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

●	costs related to operating as a public company,

●	our ability to maintain effective internal controls over financial reporting,

●	changes in applicable laws or regulations,

●	Risks related to our current or planned acquisitions and licensing deals, including White Label Loyalty and Intrepid View and others,

●	the evolution of the markets in which we compete,

●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,

●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto), including international relations and tariffs, levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,

●	changes in applicable laws or regulations, including international trade measures,

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors.

●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,

●	our ability or decisions to expand or maintain our existing customer base; and

●	macroeconomic conditions, including global economic and geopolitical conditions, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, timeframes or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Additional information concerning these risks, uncertainties and other factors that may impact the operations, projections, and other forward-looking statements discussed herein can be found in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K/A. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities.

These known and unknown risks, uncertainties and other factors include, without limitation:

●	We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and we need additional capital immediately. If we do not receive additional capital immediately, we will fail. We have previously received capital from our officers and directors and we anticipate this will continue to be the case until third party financing is secured, but there can be no assurance that either source of funds comes to fruition.

●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof and we will probably do so again.

●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.

●	Our ability to use net operating loss carry forwards and other tax attributes may be limited.

●	We have not produced any hybrid classical, quantum, AI systems or products or developed any revenue from our quantum forward software business and we face significant barriers in our attempts to produce quantum chips and semiconductor designs, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

●	Our ability to identify and close accretive acquisitions

●	Our ability to profitably license our technology

●	The hybrid quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry.

●	We did not develop and revenue during the year 2024 and our current revenue is dependent on technology licensing which we may not able to sustain.

●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant hybrid quantum solutions to prospective customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.

●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers could have a material adverse effect on our business.

●	We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the development of our products, from data centers to software to semiconductors, and these arrangements may never achieve their goals.

●	If we are unable to procure the necessary tools, supplies and equipment to commercialize and continue to develop our quantum friendly software or otherwise develop product, or are unable to do so on a timely and cost-effective basis, we may fail.

●	Even if we are successful in quantum semiconductors and commercializing related software and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing solutions obsolete or inferior to other products.

●	We may be unable to reduce the cost of developing our or commercializing our intellectual property or software, which may prevent us from pricing our products or licensed IP competitively.

●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.

●	We have in the past identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. If we identify additional material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology.

●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.

●	Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.

●	Our outstanding warrants and stock options are exercisable for Common Stock. We also issue restricted stock units to our employees. The exercise of our outstanding warrants and stock options and vesting of our outstanding restricted stock units increases the number of shares eligible for future resale in the public market, resulting in dilution to our stockholders.

●	We have issued or will issue a large number of shares in the context of acquisitions. These acquistions may end up producing less value than anticipated or no value. In addition, resale of these shares could have a substantial, material and depressive impact on our stock price.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Any forward-looking statement in this Annual Report on Form 10-K/A reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K/A also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report on Form 10-K/A, “we,” “us,” “our,” and the “Company” refer to Spectral Capital Corporation and, where appropriate, its consolidated subsidiaries.

v

PART I

ITEM 1. BUSINESS

OVERVIEW

Overview

Strategic Transformation and Focus

Spectral Capital Corporation is a publicly traded deep quantum technology platform company that has transformed from a technology incubator into an operator of integrated quantum computing solutions. Based in Seattle, Washington, Spectral now specializes in “Quantum as a Service” (QaaS) - delivering quantum computing power and next-generation cloud services through a decentralized, quantum-ready infrastructure. This strategic evolution, initiated in 2024, positions Spectral at the forefront of the emerging quantum era by bridging the gap between classical computing and quantum innovation. Spectral’s mission is to develop and operate a fully integrated platform combining distributed cloud architecture, quantum algorithms, and advanced hardware to make quantum computing practical, scalable, and energy-efficient for real-world applications. Our business relies on four pillars for growth (1) the continued development of a patent and trade secret portfolio at the leading edge of integration between artificial intelligence (AI) and hybrid classical computing, together called our intellectual property (IP) (2) the monetization of our IP through licensing deals that provide us cash revenue as well as shares of stock in licensee companies: (3) the development of high value software products based on our IP that are easy and cost-effective for us to develop and that can provide dramatic increases in risk-adjusted return; (4) acquisition of small technology companies and radical increases in their top line and bottom line revenue through the integration of our IP in their legacy operations.

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

Spectral’s business model is anchored in four mutually reinforcing pillars: the continued development of our patent and trade secret portfolio, the monetization of that IP through licensing, the creation of software products that are simple to deploy but deliver substantial ROI, and the acquisition of small technology companies that can be transformed by embedding Spectral’s IP into their operations. This ecosystem-driven approach allows us to rapidly expand our influence while remaining capital-efficient. In 2024, we filed 104 patents and laid the scientific groundwork for an additional 400 inventions in process-positioning Spectral among the most prolific early-stage IP developers in emerging computation technologies.

The Company operates in a dynamic market shaped by growing demand for secure, intelligent, and energy-efficient computing solutions. Our focus on domains such as cybersecurity, data analytics, logistics optimization, and simulation-especially those requiring high-dimensional computation-enables us to serve pressing real-world needs. Spectral’s strategy to embed quantum-inspired and AI-accelerated capabilities into familiar cloud and software delivery models lowers the adoption barrier for customers while preserving long-term defensibility. Our commitment to decentralized infrastructure and green compute practices further aligns our offerings with the market’s increasing prioritization of sustainability, privacy, and technological sovereignty.

To support this strategy, Spectral actively engages in partnerships with research institutions, infrastructure developers, and commercial collaborators. These alliances accelerate our go-to-market efforts, enrich our technical roadmap, and support co-development of industry-specific applications. Additionally, we have brought on a team of senior consultants to guide IP development and commercialization. These efforts are complemented by targeted acquisitions, which not only expand our operating footprint but also provide high-leverage opportunities to deploy our core technologies. Our integrated platform strategy-grounded in innovation, monetization, and transformation-positions Spectral to become a leading force in the evolution of enterprise-grade computational intelligence.

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

Looking forward, Spectral remains committed to its vision of leading the next generation of intelligent computing. However, the Company also recognizes the substantial capital and technical execution required to fulfill this vision. As such, Spectral is actively evaluating a range of strategic alternatives-including potential joint ventures, IP licensing arrangements, acquisitions and platform partnerships-to optimize shareholder value while ensuring technical continuity and go-to-market execution. Management remains focused on balancing bold innovation with disciplined financial stewardship as the Company transitions from an R\&D-centric organization to an integrated platform business with commercial momentum.

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

Node Nexus Network Co. LLC (August 2024) - Spectral acquired Node Nexus, a developer of decentralized cloud and quantum computing technologies, in August 2024 which was subsequently restructured as an asset purchase in November 2024. This transaction formed the core of Spectral’s flagship Vogon Cloud platform, bringing in proprietary DQ-LDB ledger technology and “QuantumVM” middleware for hybrid classical/quantum computing. The Node Nexus acquisition provided Spectral with a secure, immutable distributed ledger for data storage and a highly efficient virtual machine to integrate classical and quantum workloads, establishing the foundation for the Company’s QaaS offerings.

Quantomo OU (September 2024) - In September 2024, Spectral acquired Quantomo, a pioneer in quantum tomography algorithms for advanced search and data analysis. Quantomo’s technology leverages quantum parallelism to dramatically accelerate search functions and AI inference across distributed datasets. This acquisition is being integrated into Spectral’s platform to power next-generation search engine capabilities and other data-intensive applications, enhancing the analytical functionality of the Vogon Cloud. This transaction was subsequently rescinded and is being restructured as an asset purchase so that the technology can be more efficiently integrated into Spectral.

crwdunit, Inc. (agreement September 2024, closed December 2024) - Spectral entered into an agreement to acquire crwdunit, Inc. in September 2024 and formally closed the acquisition in December 2024. crwdunit developed a proprietary resource quantization mechanism that optimizes computing workloads (CPU, memory, storage, and bandwidth) in decentralized cloud environments. The asset purchase added crwdunit’s performance-measurement technology and its community of stakeholders to Spectral’s portfolio. Together with Node Nexus and Quantomo, this addition broadened Spectral’s intellectual property and technical expertise, improving the performance and efficiency of the Vogon Cloud platform and strengthening the Company’s position in decentralized “edge” computing. Subsequently, this transaction was rescinded and is being restructured to more efficiently be able to integrate the crwdunit technology into Spectral and more efficiently distribute the specified Spectral shares to crwdunit shareholders pursuant to the original intent of the acquisition.

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

Spectral also offers a growing portfolio of AI-enhanced software products designed to demonstrate and commercialize the company’s proprietary technology. These products are modular, lightweight, and designed for rapid deployment. Many are built to serve functions such as secure data search, model optimization, pattern recognition, and probabilistic reasoning- applications where hybrid AI-quantum approaches provide material performance advantages over traditional software. These tools are designed to improve risk-adjusted decision-making, reduce computing costs, and expand the analytical capabilities of enterprises without requiring major infrastructure investment.

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

Competition

We compete with a wide variety of parties in connection with our efforts. The AI and hybrid quantum as a service (QaaS) industry is rapidly evolving, with major tech giants like IBM, Google, and Microsoft competing alongside specialized startups such as Rigetti Computing, IonQ, and D-Wave plus many other emerging AI companies such as Anthropic, Scale AI, Shield AI and others. These companies are racing to offer cloud-based access to robust data models and neural nets, as well as hybrid environments in which problems can be tackled on quantum processors, enabling researchers and businesses to experiment with quantum algorithms without owning expensive hardware. Much of the competition centers on hardware approaches - superconducting qubits, trapped ions, and photonic systems - each offering unique advantages in terms of scalability and error correction. Additionally, players are differentiating themselves through software ecosystems, developer tools, and partnerships with industries like finance, pharmaceuticals, and logistics to explore real-world applications. As the technology matures, competition is intensifying around performance benchmarks, ease of integration, and the development of practical use cases, shaping a dynamic and fast-growing market.

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

OPERATIONS

Spectral Capital Corporation operates as a next-generation technology platform company focused on the systematic development, monetization, and application of intellectual property at the frontier of artificial intelligence (AI) and hybrid classical computing. Our business model is designed around four interlocking growth pillars: (1) the continued expansion of a robust patent and trade secret portfolio, (2) the monetization of that intellectual property through licensing agreements and equity-linked partnerships, (3) the creation of scalable, software-based products leveraging our proprietary technologies, and (4) the acquisition and transformation of small technology businesses through integration of Spectral’s IP. This integrated approach supports both near-term cash generation and long-term enterprise value creation.

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

Technology and Market Positioning

Spectral’s operations are uniquely positioned at the convergence of three critical technology trends: AI acceleration, hybrid computing, and IP-driven enterprise infrastructure. By focusing on technologies that sit at the intersection of these trends, we position ourselves not only as an innovator but as a multiplier for others’ success-whether through licensing, acquisition, or product deployment. Our emphasis on hybrid classical architectures allows us to provide practical, near-term enhancements to existing systems while preserving forward compatibility with quantum and neuromorphic compute systems as they mature.

Our products and services are designed to align with the growing demand for scalable, high-performance computation in privacy-sensitive, regulated, or high-complexity domains such as healthcare, finance, logistics, and defense. We view this positioning as a durable source of long-term differentiation and value creation.

Outlook for Operations

In 2025, Spectral plans to significantly expand its operational footprint in all four pillars. We anticipate a sharp increase in patent filings, a broadening of our licensing relationships, a commercial launch of multiple proprietary software tools, and follow-on acquisitions to reinforce our transformation strategy. These activities will be supported by continued expansion of our expert network and disciplined capital allocation aimed at maximizing shareholder value. We believe our integrated approach-rooted in original invention and practical deployment-uniquely positions Spectral to thrive in a rapidly evolving technological landscape.

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

INTELLECTUAL PROPERTY

Summary and Categorization of Spectral Capital Corporation’s Provisional Patents

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

1.	Agent-Based Migration and Optimization for Hybrid Quantum/Classical Data Systems

○	Patent No.: Spectral Patent 48

○	Summary: Describes a system for migrating and optimizing data from classical computing environments to a hybrid quantum/classical framework using a distributed quantum ledger database. This patent introduces an intelligent agent that continuously monitors and optimizes system configurations for efficiency and security.

○	Applications: Enterprise data migration, financial records, government databases.

2.	Quantum Information Processing Using Nuclear Spin Superposition in Bismuth-Doped Silicon

○	Patent No.: Spectral Patent 52

○	Summary: Utilizes bismuth-doped silicon as a platform for quantum computing, leveraging nuclear spin superposition for enhanced error correction.

○	Applications: Fault-tolerant quantum computing, quantum memory systems.

3.	Quantum Information Processing Using Crystalline Fluorine

○	Patent No.: Spectral Patent 53

○	Summary: Investigates the use of crystalline fluorine as a novel quantum computing material, offering a potential alternative to existing superconducting and trapped-ion systems.

○	Applications: Next-generation quantum processors, quantum communication networks.

4.	AI-Driven Design and Optimization of Fluxonium-Based Counter-Rotating Gates

○	Patent No.: Spectral Patent 51

○	Summary: Uses Fluxonium qubits to design counter-rotating quantum gates, improving gate fidelity and reducing decoherence using AI-assisted simulations.

○	Applications: Error-resistant quantum computing, advanced quantum gates.

Category 2: AI-Driven Quantum Security & Cryptography

These patents focus on quantum-safe security solutions, including dynamic encryption techniques.

5.	Continuous Dynamic Password Generation Using a Quantum/ Classical Hybrid Computing System

○	Patent No.: Spectral Patent 49

○	Summary: Proposes a quantum-enhanced password system that continuously evolves to prevent brute-force attacks, using quantum random number generators (QRNGs) and classical security integration.

○	Applications: Enterprise cybersecurity, government secure networks, financial systems.

Category 3: AI-Driven Material Discovery for Quantum Computing

These patents focus on the discovery and simulation of novel quantum materials using AI and hybrid computing.

6.	AI-Driven Design and Simulation of Single Atom Catalysts Using a Hybrid Quantum/Classical Computing System

○	Patent No.: Spectral Patent 50

○	Summary: Uses AI and quantum computing to accelerate the discovery of single-atom catalysts (SACs) for industrial applications. The system integrates quantum simulations with AI algorithms to optimize catalytic performance.

○	Applications: Green chemistry, fuel cell research, carbon capture.

7.	Fabricating Nanometer-Thin Tellurium Crystals Using Atomic Molding Plates for Quantum Computing

○	Patent No.: Spectral Patent 54

○	Summary: Details a method for growing and controlling thin tellurium crystals for use as semiconductors in quantum computing.

○	Applications: Quantum transistor development, superconducting quantum computers.

8.	Quantum Information Processing Using Hexagonal Boron Nitride with Nitrogen Vacancies

○	Patent No.: Spectral Patent 56

○	Summary: Describes using nitrogen vacancies (NV) in hexagonal boron nitride (hBN) as a solid-state qubit platform with long coherence times and high scalability.

○	Applications: Quantum networking, secure quantum encryption.

Category 4: Photonic & Optical Quantum Computing

These patents explore photonic-based quantum computing and light-based qubit control.

9.	Quantum Information Processing Using Rubidium Tantalate in Integrated Photonic Circuits

○	Patent No.: Spectral Patent 55

○	Summary: Develops rubidium tantalate (RbTaO3) photonic circuits with low birefringence for integrated quantum photonics applications, enhancing coherence and qubit manipulation.

○	Applications: Quantum communication, optical quantum computing.

Conclusion

Spectral Capital Corporation’s provisional patents cover a broad range of innovations at the intersection of quantum computing, AI-driven material discovery, and security. The patents suggest a strategic focus on hybrid quantum/classical systems, error-resistant quantum architectures, and AI-driven optimization.

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

●	History of losses and going concern uncertainty: We have incurred significant operating losses and negative cash flows since inception and expect to continue incurring losses for the foreseeable future. These factors, along with our limited cash resources, raise substantial doubt about our ability to continue as a going concern without additional financing.

●	Need for additional financing: We will require substantial additional capital to fund our operations and research and development activities, and such financing may not be available when needed on acceptable terms, if at all. If we are unable to obtain sufficient funding timely, we may be forced to delay, scale back, or cease our development efforts and business operations.

●	Potential dilution from future offerings: Any additional equity financings to raise required capital could result in significant dilution to existing shareholders, and the securities issued may have rights, preferences, or privileges senior to those of our current common stock. If we incur debt financing, we may be subject to restrictive covenants and repayment obligations that could further constrain our business.

●	Limited operating history and early-stage risks: We are a development-stage company with a very limited operating history in our current line of business, making it difficult to evaluate our prospects or forecast our revenues and earnings. Our business plan is unproven, and an investment in our company is highly speculative, involving numerous uncertainties common to early-stage companies in rapidly evolving industries.

●	Unproven market; no assurance of commercial success: The market for our quantum computing and software technologies is still emerging and unproven. Even if we successfully develop our products, there is no guarantee they will achieve commercial feasibility or market acceptance. Our solutions may not perform as intended in real-world applications, and customers may not adopt our technology over existing or competing solutions, which would prevent us from generating meaningful revenue.

●	Intense competition and competitive disadvantages: We face intense competition from both established technology companies and new entrants, many of which have far greater financial, technical, and marketing resources than we do. Our larger competitors have longer operating histories, well-established customer bases, and strong brand recognition, enabling them to respond more quickly to emerging technologies or pricing pressures - we may lack the resources to compete effectively, potentially losing market share and revenue.

●	Rapid technological change and risk of obsolescence: We operate in a rapidly evolving industry. Frequent technological innovations and the introduction of new products or protocols could quickly render our existing technology or products obsolete or uncompetitive. If we fail to anticipate or keep pace with technological developments - for example, if competitors develop superior solutions or if changes in technology reduce the need for our encryption and quantum computing innovations - the demand for our products could decline significantly.

●	Significant R&D investment with uncertain results: Our business model requires continuous and substantial investments in research and development, but these efforts are expensive and time-consuming with no guaranteed outcome. We may encounter unforeseen technical challenges that delay development, and even if we devote considerable resources, our R&D may not yield any viable or marketable products, improvements, cost savings, or other expected benefits. Failing to achieve meaningful returns on our R&D investments would materially and adversely affect our business and operating results.

●	Intellectual property protection and infringement risks: Our success depends in part on our ability to obtain and protect patents, trade secrets, and other intellectual property for our proprietary technologies. We may be unable to adequately secure or enforce our intellectual property rights - for instance, patent applications may not result in issued patents or may fail to provide effective protection against competitors. In addition, third parties may allege that our technologies infringe on their intellectual property rights, leading to costly litigation or licensing requirements. Any inability to protect our own technology or defend against IP claims by others could harm our business by forcing us to suspend operations, alter products, or pay significant damage awards or royalties.

●	Regulatory compliance costs and burdens: As a publicly traded company, we are subject to extensive SEC regulations, disclosure requirements, and accounting rules that impose significant compliance costs and administrative burdens on our small organization. Complying with these obligations (including establishing effective internal controls and procedures) strains our managerial and financial resources. Any failure to maintain compliance with public company reporting and governance requirements could result in regulatory sanctions, reputational damage, or other adverse effects on our business.

●	Data privacy and cybersecurity regulations: We are or may become subject to data protection, privacy, and cybersecurity laws and regulations in the jurisdictions where we operate. These laws are rapidly evolving and becoming more stringent over time. Failure to comply with applicable privacy and security requirements, or any actual or perceived compromise of personal data, could result in regulatory enforcement actions (including heavy fines and penalties) and significant harm to our reputation.

●	Export controls and trade restrictions: Our products and technologies, particularly in encryption and advanced computing, could be subject to U.S. export control laws or other governmental trade restrictions. Any limitation on our ability to export or sell our products in certain markets - for example, due to export license requirements or trade sanctions - would likely adversely affect our business, financial condition, and growth prospects. Changes in trade policies or international relations could further impact our access to global markets and supply chains.

●	Dependence on key personnel and limited human resources: We rely on a very small team of executives, engineers, and advisors to conduct our operations (we had only one full-time employee as of a recent fiscal year). The loss of any member of senior management or other key personnel, or our inability to attract and retain additional qualified employees (particularly those with specialized technical expertise), could significantly delay or prevent us from achieving our development and strategic objectives. With such limited staffing, even short-term personnel disruptions could have an outsized impact on our business.

●	Operational and growth management challenges: Our current infrastructure and systems may be inadequate to support rapid growth or multiple concurrent projects. Any significant expansion of our business will place a heavy strain on our management and operational resources. We may experience difficulties in scaling our operations, including challenges in financial controls, project management, and regulatory compliance across different jurisdictions. If we cannot effectively manage our growth or operational complexity, our business and financial results could suffer.

●	Market conditions and external risks: Our business can be materially affected by external factors beyond our control, including general economic and market conditions. Economic downturns, inflationary pressures, disruptions in credit or capital markets, or geopolitical events (such as international conflicts or trade wars) could reduce the demand for emerging technologies like ours and make it more difficult or expensive to raise additional capital. Adverse macroeconomic conditions or instability in financial markets may therefore pose significant risks to our business outlook and ability to execute our plans.

●	Low trading volume and penny stock status: Our common stock is thinly traded on the OTC market and is considered a “penny stock.” As a result, investors may experience limited liquidity and extreme stock price volatility. FINRA rules impose additional requirements on broker-dealers for transactions involving penny stocks, which may discourage brokerage firms from recommending or trading our shares, thereby limiting shareholders’ ability to buy or sell our stock. Low market liquidity and investor perception of penny stock risks could lead to further volatility and make it difficult for us to attract new investors or use our stock as currency for fundraising.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. CYBERSECURITY

Spectral maintains a comprehensive cybersecurity risk management program designed to identify, protect against, detect, respond to, and mitigate reasonably foreseeable cybersecurity threats to the Company’s operations. This program incorporates internal controls and safeguards aligned with industry standards - including access controls, data encryption, network monitoring, and employee cybersecurity training - to protect the confidentiality, integrity, and availability of the Company’s information assets. We utilize a range of security tools and procedures to continuously monitor our systems and prevent unauthorized access or data loss. In addition, the Company has implemented a formal incident response plan that outlines procedures for promptly addressing and containing cybersecurity incidents. This incident response plan is tested and updated periodically (e.g., through tabletop simulations and third-party penetration testing) to ensure preparedness and effective remediation of any identified security events.

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

Risk Management Processes: Spectral conducts regular assessments of cybersecurity vulnerabilities and emerging threats across its systems and products. Our risk management approach draws on widely accepted frameworks (such as the NIST Cybersecurity Framework) to prioritize risks and guide the implementation of appropriate security measures. We engage independent security experts to perform evaluations of our cybersecurity program - including periodic third-party security audits and penetration testing - in order to test the effectiveness of our safeguards and to identify areas for improvement. Additionally, the Company maintains a third-party risk management program that assesses and monitors the cybersecurity practices of critical vendors and partners, helping ensure that our service providers uphold robust data security standards. Findings from these ongoing risk assessments and tests are used to continually enhance our internal controls and cybersecurity defenses.

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

Operations

Spectral Capital Corporation operates as a next-generation technology platform company focused on the systematic development, monetization, and application of intellectual property at the frontier of artificial intelligence (AI) and hybrid classical computing. Our business model is designed around four interlocking growth pillars: (1) the continued expansion of a robust patent and trade secret portfolio, (2) the monetization of that intellectual property through licensing agreements and equity-linked partnerships, (3) the creation of scalable, software-based products leveraging our proprietary technologies, and (4) the acquisition and transformation of small technology businesses through integration of Spectral’s IP. This integrated approach supports both near-term cash generation and long-term enterprise value creation.

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

Technology and Market Positioning

Spectral’s operations are uniquely positioned at the convergence of three critical technology trends: AI acceleration, hybrid computing, and IP-driven enterprise infrastructure. By focusing on technologies that sit at the intersection of these trends, we position ourselves not only as an innovator but as a multiplier for others’ success-whether through licensing, acquisition, or product deployment. Our emphasis on hybrid classical architectures allows us to provide practical, near-term enhancements to existing systems while preserving forward compatibility with quantum and neuromorphic compute systems as they mature.

Our products and services are designed to align with the growing demand for scalable, high-performance computation in privacy-sensitive, regulated, or high-complexity domains such as healthcare, finance, logistics, and defense. We view this positioning as a durable source of long-term differentiation and value creation.

Outlook for Operations

In 2025, Spectral plans to significantly expand its operational footprint in all four pillars. We anticipate a sharp increase in patent filings, a broadening of our licensing relationships, a commercial launch of multiple proprietary software tools, and follow-on acquisitions to reinforce our transformation strategy. These activities will be supported by continued expansion of our expert network and disciplined capital allocation aimed at maximizing shareholder value. We believe our integrated approach-rooted in original invention and practical deployment-uniquely positions Spectral to thrive in a rapidly evolving technological landscape.

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

Development of Advanced Applications and Services: Spectral plans to expand its service portfolio by creating specialized quantum-powered applications targeting high-value markets. Projects include a quantum-enhanced search engine and advanced data analytics tools utilizing quantum parallelism for superior performance. Additionally, Spectral will develop a Quantum Commodity Exchange - a hyper-secure, decentralized trading platform for commodity markets - leveraging its quantum ledger technology. The company will also enhance AI and machine learning applications with quantum algorithms for accelerated training and complex data modeling. All these solutions will be offered under a unified Quantum-as-a-Service (QaaS) model, providing on-demand access to quantum-driven technologies.

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

PCAOB ID 587
New York, NY
June 23, 2025

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$107,475	$240
Prepaid expenses	6,500	-
Current assets	113,975	240

Total assets	$113,975	$240

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued liabilities	$482,461	$290,119
Related party advances	550,700	6,150
Short-term advances	-	36,450
Current liabilities	1,033,161	332,719

Total liabilities	1,033,161	332,719

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Series Quantum Preferred Stock, par value $0.0001, 2,000,000 and 0 shares authorized, 1,000,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023	100	-
Common stock, par value $0.0001, 1,000,000,000 and 500,000,000 shares authorized, 67,699,302 and 42,017,948 shares issued and outstanding as of December 31, 2024 and 2023	6,770	4,202
Additional paid-in capital	33,629,226	30,948,057
Accumulated deficit	(34,333,396)	(31,062,852)
Total stockholders’ deficit	(697,300)	(110,593)
Non-controlling interest	(221,886)	(221,886)
Total stockholders’ deficit - Spectral Capital Corp.	(919,186)	(332,479)
Total liabilities and stockholders’ deficit	$113,975	$240

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenues	$-	$-

Costs of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	2,115,924	71,477
Wages and benefits	144,000	144,000
Research and development	745,024	-
Total operating expenses	3,004,948	215,477
Operating loss	(3,004,948)	(215,477)

Other income and (expense):
Extinguishment of debt	(265,596)	-
Total other income (expense)	(265,596)	-

Net loss before non-controlling interest	(3,270,544)	(215,477)

Loss attributable to non-controlling interest	-	90

Net loss attributable to Spectral Capital Corporation	$(3,270,544)	$(215,387)

Basic and diluted loss per common share	$(0.06)	$(0.01)
Weighted average shares - basic and diluted	57,925,034	42,017,948

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series Quantum Preferred Stock		Common Stock		Additional Paid-in	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit
December 31, 2022	-	$-	42,017,948	$4,202	$30,873,057	$(221,796)	$(30,847,465)	$(192,002)

Settlement of liability by shareholder	-	-	-	-	75,000	-	-	75,000
Non-controlling interest	-	-	-	-	-	(90)	-	(90)
Net loss	-	-	-	-	-	-	(215,387)	(215,387)

December 31, 2023	-	$-	42,017,948	$4,202	$30,948,057	$(221,886)	$(31,062,852)	$(332,479)

Sale of common stock	-	-	15,000,000	1,500	148,540	-	-	150,040
Issuance of common stock for liabilities	-	-	3,631,354	363	353,328			353,691
Common and preferred stock issued for cash	1,000,000	100	5,050,000	505	1,014,350	-	-	1,014,955
Stock-based compensation	-	-	2,000,000	200	1,164,951	-	-	1,165,151
Net loss	-	-	-	-	-	-	(3,270,544)	(3,270,544)
	-	-
December 31, 2024	1,000,000	$100	67,699,302	$6,770	$33,629,226	$(221,886)	$(34,333,396)	$(919,186)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Spectral Capital Corporation	$(3,270,544)	$(215,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	-	(90)
Stock-based compensation	1,165,151	-
Excess value of common stock issued to settle liabilities	265,591	-
Changes in operating assets and liabilities:
Accounts receivable	-	25,000
Prepaids and other assets	(6,500)	-
Due to related parties - accrued salary	144,000	144,000
Accounts payable and accrued expenses	48,343	(1,055)
Net cash used in operating activities	(1,653,959)	(47,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany
Short-term advances	-	36,450
Proceeds from related party advances	596,199	650
Proceeds from sale of common and preferred stock	1,164,995	-
Net cash provided by financing activities	1,761,194	37,100

Effect of exchange rate changes on cash	-	-

Change in cash and cash equivalents	107,235	(10,432)
Cash and cash equivalents, beginning of period	240	10,672
Cash and cash equivalents, end of period	$107,475	$240

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to settle liabilities	$88,100	$-
Settlement of a liability by a shareholder	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND NATURE OF OPERATIONS

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

Spectral’s business model is built on four synergistic pillars: (1) the development of a robust intellectual property portfolio-including patents and trade secrets-at the intersection of artificial intelligence and hybrid classical computing; (2) monetization of that IP through licensing agreements that include both cash payments and equity in licensee companies; (3) creation of high-impact software tools derived from Spectral’s core IP that are modular, cost-efficient, and capable of producing significant risk-adjusted returns; and (4) acquisition and transformation of smaller technology companies through the strategic application of Spectral’s proprietary technology.

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

The Company’s legacy as a technology incubator included several historical acquisitions, such as Noot Holdings and Monitr Holdings. In 2024, Spectral entered a new strategic phase through a series of acquisitions and platform developments in quantum and decentralized computing. However, in 2025, the Company formally rescinded certain transactions involving former Chairman Sean Michael Brehm and related entities. These rescissions preserved Spectral’s independently developed intellectual property, clarified ownership of over 100 provisional patents, and returned in excess of \$100 million in share-based consideration to shareholders-thereby restoring strategic focus and corporate governance alignment.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revised Financial Statements

The Company has revised its previously issued consolidated statement of stockholders’ deficit as of December 31, 2022 to correct an immaterial misstatement identified during the current period. Specifically, in connection with the conversion of certain liabilities into common stock during 2022, the Company determined it had not previously recorded the full excess fair value of the consideration issued. As a result, the Company revised the previously reported additional paid-in capital, increasing it from $29,106,804 to $30,873,057, and the accumulated deficit, increasing it from $32,613,718 to $34,379,971. These adjustments reflect a net increase of $1,766,253 to both accounts.

The Company has evaluated and concluded that the misstatement, was not material to its previously issued consolidated financial statements. However, it has revised the consolidated statement of stockholders’ deficit to reflect the corrections described above. There was no impact on the remaining consolidated financial statements or disclosures.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

Segments

The Company has evaluated the criteria for segment reporting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and has determined that it operates as a single operating and reportable segment. This conclusion is based on the following factors:

●	The chief operating decision maker (“CODM”) reviews financial information on a consolidated basis for purposes of evaluating performance and allocating resources.

●	The Company’s operations exhibit similar economic characteristics and are managed and reported as a single business unit.

●	The Company’s products and services are offered in a consistent manner across its markets, with no discrete business lines requiring separate reporting.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Jenifer Osterwalder, the Company’s Chief Executive Officer

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12,000 per month beginning January 1, 2021 for services rendered. Total amounts expended in the Company’s consolidated financial statements in connection with the CEO’s services were $144,000 and $144,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, amounts due to the CEO related to accrued salaries were $432,000 and $288,000, respectively.

From time to time due to the limited cash flow available, the Company’s CEO pays certain operating expenditures on behalf of the Company. These advances bear no interest and are due on demand. As of December 31, 2024 and 2023, the Company’s CEO was due $0 and $6,150 in connection with these advances, respectively. During the year ended December 31, 2024, the Company issued 68,311 shares of common stock in satisfaction of $6,150 in advances.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

Employee Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

NOTE 5 - INCOME TAXES

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS

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

Board of Directors Changes: Effective May 30, 2025, five members of the Board of Directors-Sean Brehm, Sam Lee, Aby Alexander, Chad Lemming, and Paul Breitenbach-resigned. On the same date, the Board appointed Michael Turner and Jeffrey Chong as new directors. These changes are part of the Company’s broader governance overhaul in preparation for a potential Nasdaq uplisting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Restatement of Controls Assessment

As disclosed in the Explanatory Note to this Amendment, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as originally filed with the SEC on June 23, 2025, erroneously concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2024. Upon further evaluation, management has determined that such conclusion was incorrect due to the material weaknesses described below. This Item 9A has been amended in its entirety to correct that disclosure.

Jenifer Osterwalder, our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024 and 2023, our Chief Executive Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2024 and 2023.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting were not effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Sean Michael Brehm - Chairman of the Board, Director

Sean Michael Brehm’s career encompasses Chairman and CEO of Crowd Point Technologies and the Chairman of Node Nexus Network and previous roles as the Founder and CEO of Cyber Security, and Big Data Analytic and AI. In these roles he has worked with the U.S. Department of Defense and other commercial customers developing and enhancing cyber security measures and AI and big data platforms.

Moshik Cohen, PhD - Chief Technology Officer

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

Aaron Christensen - Chief Revenue Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of the year ended December 31, 2024:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
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

Name	Amount and Nature of Ownership	Percent of Class

Jenifer Osterwalder	3,069,371	4.53%
Sean Michael Brehm	2,114,531	3.12%
Decus Pro OU	26,232,186	38.75%
Chad McLeaming	142,376	0.21%
Sky Data PLL	3,563,043	5.26%

All officers, directors, and 5% or greater shareholders as a group	35,121,507	51.88%

*	Includes options to purchase 3,000,000 shares.

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

1. Acquisition of Node Nexus Network Co. LLC

●	Transaction Date: August 29, 2024

●	Related Party: Sean Michael Brehm, Chairman of the Board

●	Transaction Description:

○	On August 29, 2024, Spectral completed the acquisition of 100% of Node Nexus Network Co. LLC (“Node Nexus”) from Sean Michael Brehm, the sole owner of Node Nexus and now Spectral’s Chairman.

○	Spectral issued 1,000,000 shares of Series Quantum Preferred Stock in exchange for all of the outstanding membership interests of Node Nexus. Each preferred share is convertible into 40 common shares after a 12-month holding period, subject to the availability of authorized shares.

○	Concurrently, Mr. Brehm invested $1,010,000 in Spectral through a private placement, purchasing 5,050,000 common shares at $0.20 per share.

○	As a result of this transaction, Mr. Brehm became Spectral’s controlling shareholder and now holds a substantial voting interest in the Company.

●	Conflict Mitigation:

○	Given that Mr. Brehm was both the seller and a newly appointed director, the transaction was reviewed and approved by Spectral’s independent directors to ensure that the terms were fair and in the best interest of the Company and its shareholders.

○	The Share Exchange Agreement and related documents were filed with the SEC and disclosed in the Company’s Form 8-K filed on August 30, 2024.

2. Licensing Agreement with Crwdunit, Inc.

●	Transaction Date: June 23, 2024

●	Related Party: Crwdunit, Inc., controlled by Sean Michael Brehm

●	Transaction Description:

○	In connection with the acquisition of Node Nexus, Spectral entered into a Licensing Agreement with Crwdunit, Inc. to license the Distributed Quantum Ledger Database (DQLDB) technology that powers the Vogon Cloud.

○	Crwdunit, Inc. is a Delaware corporation controlled by Mr. Brehm, who was appointed as Spectral’s Chairman in June 2024.

○	This technology is critical to Spectral’s business, as it underpins its quantum-secured cloud infrastructure and decentralized computing model.

●	Potential Conflict and Oversight:

○	The licensing arrangement was structured on arms-length terms and reviewed by independent directors to ensure fairness.

○	As part of the transaction, Spectral also secured an option to acquire 100% of Crwdunit, Inc. for $10 million in cash or stock at a future date.

○	If Spectral does not exercise this option, the Company will remain reliant on Crwdunit’s technology under the terms of the licensing agreement.

3. Stock Issuance to CEO for Expense Reimbursement

●	Transaction Date: April 22, 2024

●	Related Party: Jenifer Osterwalder, Chief Executive Officer

●	Transaction Description:

○	On April 22, 2024, Spectral issued 68,311 restricted common shares to CEO Jenifer Osterwalder in exchange for $6,148 in reimbursable business expenses she had personally funded.

○	The shares were valued at approximately $0.09 per share, based on the closing price of the Company’s stock at the time of issuance.

●	Purpose and Justification:

○	This issuance was approved by the Board of Directors as a reimbursement mechanism due to Spectral’s limited cash resources at the time.

○	No interest or additional compensation was granted in connection with this transaction.

4. Director and Officer Stock Option Grants

●	Transaction Date: June 12, 2024

●	Related Parties:

○	Sean Michael Brehm (Chairman) - 3,000,000 options

○	Jenifer Osterwalder (CEO) - 3,000,000 options

○	Independent Directors - Smaller option grants

●	Transaction Description:

○	On June 12, 2024, Spectral granted stock options to directors and executive officers as part of its equity incentive program.

○	The options have an exercise price based on the then-current 409(a) valuation, with vesting schedules aligned to long-term service and performance.

●	Board Approval & Fairness Considerations:

○	The grants were reviewed and approved by the Board to ensure that they aligned with market standards for executive and director compensation.

○	The options provide an equity-based incentive for leadership to focus on increasing shareholder value.

5. Debt Settlement with Sky Data PLL OU

●	Transaction Date: April 2024

●	Related Party: Sky Data PLL OU, a significant shareholder

●	Transaction Description:

○	In April 2024, Spectral settled a $81,950 liability owed to Sky Data PLL OU by issuing 3,563,043 shares of common stock.

○	The shares were valued at approximately $0.09 per share, based on the fair market value at the time.

●	Purpose and Justification:

○	This transaction allowed Spectral to eliminate debt without using cash resources, supporting its financial stability.

○	Sky Data was a major creditor and investor in Spectral’s previous telecommunications operations.

●	Potential Conflict and Oversight:

○	While Sky Data is a significant shareholder, it does not have board representation or executive control over Spectral.

○	The transaction was approved by independent directors and was structured to be mutually beneficial.

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

Policy on Related Party Transactions

Spectral has adopted a formal policy requiring that any transaction involving an officer, director, or significant shareholder be reviewed and approved by the disinterested members of the Board. This policy is intended to ensure:

●	Fairness in business dealings

●	Alignment with shareholder interests

●	Compliance with regulatory and corporate governance standards

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two years:

	2024	2023
Audit fees	$36,500	$36,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$36,500	$36,500

ITEM 15. EXHIBITS

No.	Description of Exhibit

3.1	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.

3.2	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.

3.3	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.

3.4*	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated November 22, 2022 filed with the secretary of state of Nevada and effective on December 2, 2022.

10.1*	Telecommunications services agreement with Sky Data PLL OU (Estonia) dated January 3, 2022.

10.2*	Reciprocal Carrier Services Agreement entered into between EZ Mobile, LLC and Spectral Capital Corp. dated February 15, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2026	SPECTRAL CAPITAL CORPORATION

	By:	/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Jenifer Osterwalder
Jenifer Osterwalder
(Former) Chief Financial and Accounting Officer