Form 10-Q
period 2026-06-30
SPECTRAL CAPITAL Corp
filed 2026-08-10
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, we have 96,291,416 shares of Common Stock outstanding, par value $0.0001 per share.

SPECTRAL CAPITAL CORPORATION

i

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

ii

Item 1: Financial Statements

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026, AND DECEMBER 31, 2025

(In thousands, except per share data and share count)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,267	$2,087
Restricted cash	21	21
Accounts receivable, net	116,395	32,528
Accounts receivable, related party	9,332	11,710
Contract assets	932	3,840
Contract assets, related party	-	2,634
Due from related party	1,366	1,358
Prepaid expenses and other current assets	3,071	5,273
Total current assets	136,384	59,451
Property, plant and equipment, net	111	126
Intangible assets, net	37,892	41,438
Capital work-in-progress	182	439
Goodwill	48,697	48,697
Other receivable, related party	414	427
Right of use asset	131	168
Total assets	$223,811	$150,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,846	$34,441
Accounts payable, related party	3,683	9,261
Accrued expenses and other current liabilities	3,346	2,407
Due to related party	7,895	7,997
Accounts receivable financing facility	17,457	12,674
Contingent consideration	16,394	34,839
Contract liabilities	352	335
Operating lease liability, current portion	64	65
Total current liabilities	162,037	102,019
Operating lease liability, net of current portion	67	102
Deferred tax liability	4,469	4,470
Total liabilities	166,573	106,591

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized no shares issued and outstanding	-	-
Series Quantum Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized 96,291,416 and 88,254,216 shares issued and outstanding as of June 30, 2026 and December 31, 2025	10	9
Common stock to be issued (500,000 and 1,500,000 shares as of June 30, 2026 and December 31, 2025)	1,135	3,407
Additional paid-in capital	91,710	74,243
Accumulated deficit	(35,433)	(33,415)
Accumulated other comprehensive income/(loss)	38	133
Total stockholders’ equity	57,460	44,377
Non-controlling interest	(222)	(222)
Total stockholders’ equity	57,238	44,155
Total liabilities and stockholders’ equity	$223,811	$150,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except per share data and share count)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$318,174	$-	$646,686	$-
Revenue, related party	104		104
Total revenues	318,278	-	646,790	-
Cost of revenue	314,877	-	641,199	-
Cost of revenue, related party	121	-	121	-
Total cost of revenues	314,998	-	641,320	-
Gross profit	3,280	-	5,470	-

Operating expenses:
Selling, general and administrative	2,402	451	4,842	1,075
Wages and benefits	731	36	1,472	72
Depreciation and amortization	2,004	-	3,992	-
Total operating expenses	5,137	487	10,306	1,147
Loss from operations	(1,857)	(487)	(4,836)	(1,147)

Other income (expense):
Interest expense, net	(470)	-	(885)	-
Change in fair value of contingent consideration	9,886	-	3,972	-
Other income	1	-	4	-
Total other income	9,417	-	3,091	-
Income/(loss) before income taxes	7,560	(487)	(1,745)	(1,147)
Income taxes	173	-	273	-
Net income (loss)	$7,387	$(487)	$(2,018)	$(1,147)

Net income/(loss) attributable to non-controlling interests	$-	$-	$-	$-
Net income/(loss) attributable to the Company	$7,387	$(487)	$(2,018)	$(1,147)

Other comprehensive income (loss):
Foreign currency translation loss	(8)	-	(95)	-
Total comprehensive income (loss)	$7,379	$(487)	$(2,113)	$(1,147)

Net income/(loss) per share attributable to the Company
Basic	0.08	(0.01)	(0.02)	(0.02)
Diluted	0.08	(0.01)	(0.02)	(0.02)
Weighted average shares outstanding
Basic	92,050,072	67,717,203	90,523,116	67,708,302
Diluted	94,890,591	67,717,203	90,523,116	67,708,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except share count)

									Accumulated
	Series Quantum Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid-In	Non-Controlling	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Income	Deficit	Equity (Deficit)
Balances at December 31, 2024	1,000,000	$-	67,699,302	$7	-	$-	$33,629	$(222)	$-	$(34,333)	$(919)
Stock-based compensation	-	-	-	-	-	-	416	-	-	-	416
Net loss	-	-	-	-	-	-	-	-	-	(660)	(660)
Balances at March 31, 2025	1,000,000	$-	67,699,302	$7	-	$-	$34,045	$(222)	$-	$(34,993)	$(1,163)
Sale of common stock	-	-	74,700	-	-	-	85	-	-	-	85
Stock-based compensation	-	-	-	-	-	-	220	-	-	-	220
Settlement of related party liabilities	(1,000,000)	-	-	-	-	-	676	-	-	-	676
Net loss	-	-	-	-	-	-	-	-	-	(487)	(487)
Balances at June 30, 2025	-	$-	67,774,002	$7	-	$-	$35,026	$(222)	$-	$(35,480)	$(669)

Balances at December 31, 2025	-	$-	88,254,216	$9	1,500,000	$3,407	$74,243	$(222)	$133	$(33,415)	$44,155
Stock-based compensation	-	-	-	-	-	-	275	-	-	-	275
Common stock issued pursuant to business combination	-	-	1,000,000	-	(1,000,000)	(2,272)	2,272	-	-	-	-
Common stock issued pursuant to private placement	-	-	100,000	-	-	-	200	-	-	-	200
Net loss	-	-	-	-	-	-	-	-	(87)	(9,405)	(9,492)
Balances at March 31, 2026	-	$-	89,354,216	$9	500,000	$1,135	$76,990	$(222)	$46	$(42,820)	$35,138
Stock-based compensation							227	-	-	-	227
Common stock issued pursuant to business combination			6,924,700	1			14,473	-	-	-	14,474
Common stock issued pursuant to private placement	-	-	12,500	-	-	-	20	-	-	-	20
Net income									(8)	7,387	7,379
Balances at June 30, 2026	-	$-	96,291,416	$10	500,000	$1,135	$91,710	$(222)	$38	$(35,433)	$57,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,018)	$(1,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	502	636
Amortization of right of use assets	36	-
Change in fair value of contingent consideration	(3,972)	-
Depreciation	28	-
Amortization of intangibles	3,964	-
Amortization of prepaid expenses	2,194
Provision for expected credit losses	597
Changes in operating assets and liabilities:
Accounts receivable	(82,085)	-
Contract assets	2,908	-
Contract assets, related party	2,634
Prepaid expenses and other current assets	8	7
Other receivable, related party	13	-
Due to / from related party	(110)
Accounts payable	78,405	-
Accounts payable, related party	(5,578)	72
Accrued expenses and other current liabilities	938	(49)
Contract liabilities	17	-
Deferred tax liability	(0)	-
Operating lease liabilities, net	(36)	-
Net cash used in operating activities	(1,555)	(481)
Cash flows from investing activities:
Purchase of property, plant and equipment	(12)	-
Software development capitalization	(162)	-
Net cash used in investing activities	(174)	-
Cash flows from financing activities:
Short-term advances	-	295
Repayment of loan	-	-
Accounts receivable financing facility	4,784	-
Proceeds from sale of common stock	220	85
Net cash provided by financing activities	5,004	380
Effect of exchange rate changes on cash and cash equivalents	(95)	-
Net change in cash and cash equivalents	3,180	(101)
Cash and cash equivalents and restricted cash at beginning of period	2,108	107
Cash and cash equivalents and restricted cash at end of period	$5,288	$6

Reconciliation of cash and restricted cash:
Cash at beginning of period	$2,087	$107
Restricted cash at beginning of period	21	-
Cash and restricted cash at beginning of period	$2,108	$107

Cash at end of period	$5,267	$6
Restricted cash at end of period	21	-
Cash and restricted cash at end of period	$5,288	$6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$885	$-

Non-cash investing and financing activities:
Settlement of related party liabilities	$-	$676
Common stock issued in settlement of earn-out contingent consideration	$14,474	$-

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

On July 15, 2025, the Company entered into a definitive share-exchange agreement to acquire 100% of the issued and outstanding shares of 42 Telecom Ltd. (“42 Telecom”), a Maltese-organized telecommunications infrastructure provider, and the transaction closed on August 1, 2025, thereby making 42 Telecom a wholly owned subsidiary. In connection with the 42 Telecom acquisition, the Company also acquired three of its operating subsidiaries: 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta). 42 Telecom provides international telecommunications and messaging solutions, including SMS aggregation, enterprise messaging, OTT messaging, and subscription-based communication solutions, serving a global customer base of mobile network operators and enterprises.

On December 29, 2025, the Company entered into a Definitive Stock Purchase Agreement to acquire 100% of the issued and outstanding shares of Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation incorporated in 2020, and the transaction closed on December 31, 2025, thereby making Telvantis a wholly owned subsidiary. In connection with the Telvantis acquisition, the Company also acquired two of its operating subsidiaries: Phonetime, Inc. and Matchcom Telecommunications, Inc. Telvantis provides technology products and services to the telecommunications industry, specializing in voice traffic solutions — primarily VoIP-based international voice termination and SMS services — delivered on a business-to-business basis to telephone carrier customers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

As of June 30, 2026, the Company had cash and cash equivalents of $5,267 and an accumulated deficit of $35,433. Total current liabilities of $162,037 exceeded total current assets of $136,384, resulting in a working capital deficit of $25,653. Included within current liabilities is $16,394 of contingent consideration arising from the acquisitions of 42 Telecom and Telvantis. Pursuant to the terms of the respective acquisition agreements, the contingent consideration obligations are expected to be settled through the issuance of shares of the Company’s common stock upon achievement of specified performance conditions. Accordingly, the contingent consideration does not represent a cash funding requirement of the Company. Excluding contingent consideration, the working capital deficit was $9,259 as of June 30, 2026. The Company does not have any significant long-term debt maturities within the evaluation period and is not in breach of any financial covenants.

For the three and six months ended June 30, 2026, the Company generated total revenues of $318,278 and $646,790, respectively, compared to $0 for the three months and six months ended June 30, 2025. The increase in revenue is attributable to the post-acquisition consolidation of 42 Telecom and Telvantis, both of which contributed telecommunications service revenue during the quarter. The Company reported a net income of $7,387 for the three months ended June 30, 2026, driven primarily by a non-cash gain of $9,886 from the change in fair value of contingent consideration. For the six months ended June 30, 2026, the Company reported a net loss of $2,018, reflecting a net non-cash gain of $3,972 from the change in fair value of contingent consideration, comprising a $9,886 gain recognized during the second quarter that was more than offset by a $5,914 charge recognized earlier in the year. Net cash used in operating activities was $1,555 for the six months ended June 30, 2026, compared to $481 for the six months ended June 30, 2025.

Although management expects continued revenue generation from 42 Telecom and Telvantis, current cash and cash equivalents on hand may not be sufficient to fund operations.

To date, the Company has funded operations primarily through the sale of equity securities and advances from related parties. The Company’s ability to continue as a going concern is dependent upon generating sufficient cash flows from operations, securing additional capital through the issuance of equity or debt, and ultimately achieving profitable operations. Management continues to explore financing options, including private placements and strategic investment arrangements, while moderating discretionary expenditures to preserve liquidity. On July 17, 2026, the Company publicly filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed underwritten public offering of its common stock in connection with its planned listing on The Nasdaq Capital Market. There can be no assurance that the offering will be completed, that the Company’s Nasdaq listing application will be approved, or that sufficient proceeds will be raised on terms favorable to the Company, or at all. In addition, 42 Telecom and Telvantis maintain a Master Participation Agreement with Fasanara Securitisation S.A. pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services, providing the Company with access to working capital liquidity against its receivables base. The Company intends to continue utilizing this arrangement to support near-term operating cash needs. There can be no assurance that such financing or operational success will be achieved on terms favorable to the Company, or at all. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company faces certain risks and uncertainties that could have a material impact on its operations, financial position, results of operations, and cash flows. These include, but are not limited to, the following:

Limited operating history and profitability: The Company has a limited operating history in its current line of business and has not yet achieved sustained profitability. Although the acquisitions of 42 Telecom and Telvantis introduced the Company’s initial revenue streams, the Company continues to depend on external financing to fund operations and there can be no assurance that it will achieve or sustain profitability in the future.

Integration and acquisition risks: The Company completed two significant acquisitions during 2025 — 42 Telecom, which closed on August 1, 2025, and Telvantis, which closed on December 31, 2025. The successful integration of both acquired businesses continues to involves significant operational, financial, and management challenges, including the coordination of personnel, technology platforms, customer relationships, and financial reporting processes across multiple jurisdictions. Failure to integrate these businesses effectively, or to realize the anticipated benefits of either acquisition, could adversely affect the Company’s financial condition, results of operations, and cash flows.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Market and economic conditions: The Company’s business and financial performance are affected by general economic and business conditions in the United States and globally, including changes in inflation, interest rates, capital-market liquidity, and access to financing. Adverse macroeconomic trends or recessionary conditions could reduce demand for technology and telecommunications services and have a material adverse effect on the Company’s results and cash flows. The United States and global markets continue to experience volatility and disruption following geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict, and resulting sanctions, trade restrictions, and market disruptions could adversely affect the Company’s operations or its future capital-raising activities. Furthermore, changes to policy implemented by the U.S. Congress or the current or any future administration may impact, among other things, the U.S. and global economy, international trade relations, taxation, the U.S. regulatory environment, and inflation. The Company has not been materially affected by these conflicts or related tariffs to date.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the following subsidiaries from their respective dates of acquisition:

●	Spectral Holdings, Inc. (wholly owned, from August 29, 2024);

●	Noot Holdings, Inc. (60% owned, from February 28, 2013);

●	Monitr Holdings, Inc. (60% owned, from December 1, 2013);

●	42 Telecom Ltd. and its wholly owned subsidiaries — 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta) — each wholly owned by Spectral from August 1, 2025; and

●	Telvantis Voice Services, Inc. and its wholly owned subsidiaries — Phonetime, Inc. (U.S.) and Matchcom Telecommunications, Inc. (U.S.) — wholly owned by Spectral from December 31, 2025.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, contract assets, accounts receivable — related party, prepaid expenses and other current assets, other receivables, related party receivables and advances, accounts payable and accrued liabilities, contract liabilities, financing liabilities arising from the Company’s receivables participation arrangements, amounts due to related parties, and deferred tax liabilities recognized in connection with business combinations. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these unaudited condensed consolidated financial statements. The Company’s operating lease liability and right-of-use asset are recorded based on the present value of future lease payments discounted at the rate implicit in the lease or the Company’s incremental borrowing rate, in accordance with ASC 842, Leases.

The Company measures certain assets and liabilities at fair value on a nonrecurring basis, including assets acquired and liabilities assumed in business combinations, and property, plant and equipment and intangible assets written down to fair value when determined to be impaired. The Company also measures certain liabilities at fair value on a recurring basis. The contingent consideration liabilities recorded in connection with the acquisitions of 42 Telecom and Telvantis are remeasured to fair value each reporting period, with changes recognized in earnings, and are classified as Level 3. The fair value of these liabilities is determined using a Monte Carlo simulation incorporating a Black-Scholes framework and a discount for lack of marketability determined using a Black-Scholes put option model. See Note 4 — Fair Value Measurements for further details.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ materially from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	discount rate applied in determining right-of-use assets and operating lease liabilities;

●	allowances for income taxes, related valuation allowances, and uncertain tax positions;

●	recoverability of long-lived assets and their related estimated lives, including internally developed software and acquired intangible assets;

●	accrual of estimated liabilities;

●	evaluation of goodwill for impairment;

●	allowances for credit losses on accounts receivable and contract assets;

●	fair value of share-based compensation and equity issued for services; and

●	fair value of assets acquired and liabilities assumed in business combinations, including the identification, valuation, and estimated useful lives of acquired intangible assets, and the fair value of contingent consideration.

Segment Reporting

The Company manages its operations as a single reportable segment — Telco Services — in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and regularly reviews consolidated revenues, cost of revenue, gross profit, selling general and administrative expenses, and wages and benefits to evaluate performance and allocate resources. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net income (loss).

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase, including certificates of deposit and money market funds that are readily convertible into known amounts of cash. The Company also maintains restricted cash representing collateral required in connection with its corporate credit card program. As of June 30, 2026 and December 31, 2025, the Company had restricted cash balances of $21 and $21, respectively. Restricted cash is excluded from cash and cash equivalents and is presented separately on the condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, the Company’s revenues were derived primarily from the international voice termination operations of Telvantis Voice Services, Inc. Three customers individually accounted for approximately 49%, 22%, and 21% of consolidated revenues, respectively, for the three months ended June 30, 2026, and approximately 49%, 23%, and 21% of consolidated revenues, respectively, for the six months ended June 30, 2026, collectively representing approximately 92% and 93% of consolidated revenues for the three and six months ended June 30, 2026, respectively. The loss of any one of these customers could have a material adverse effect on the Company’s results of operations and financial condition. The Company had no revenues for the three and six months ended June 30, 2025.

The Company’s cost of revenues is similarly concentrated among a limited number of voice termination suppliers. Three vendors individually accounted for approximately 49%, 22%, and 16% of consolidated cost of revenues, respectively, for the three months ended June 30, 2026, and approximately 49%, 23%, and 19% of consolidated cost of revenues, respectively, for the six months ended June 30, 2026, collectively representing approximately 87% and 91% of consolidated cost of revenues for the three and six months ended June 30, 2026, respectively. The Company had no cost of revenues for the three and six months ended June 30, 2025.

Where possible and commercially sensible, we attempt to mitigate our credit risk related to specific Telvantis Voice Services, Inc. customers by also buying services from the customer. Under certain circumstances, which we do not fully control, this can create an opportunity to offset our payables and receivables with the customer. If effectively implemented, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is possible and practical to do so, we can attempt to increase our purchases from Telvantis Voice Services customers with receivable balances that exceed our applicable payables in order to maximize the mutually agreed offset and reduce our credit risk. While this is common practice in our industry, there is no guarantee or formal framework to suggest that such arrangements can be broadly expected or assumed to persist in the future as these arrangements appear only on a case-by-case basis, depending on various external variables outside of the company’s control.

The same counterparties that represent the Company’s largest customers can also represent its largest vendors, reflecting the nature of the international VoIP carrier business in which carriers act as both buyers and sellers of voice termination capacity depending on destination-specific routing economics. The Company presents accounts receivable and accounts payable with these counterparties on a gross basis in the condensed consolidated balance sheets in accordance with ASC 210-20-45, as the conditions necessary to offset — including a legally enforceable right of setoff and intent to settle net — have not been met with respect to these trade balances. The gross accounts receivable and accounts payable attributable to these reciprocal counterparties were approximately $119,508 and $98,637, respectively, as of June 30, 2026. Included within these amounts are $9,332 of accounts receivable and $3,679 of accounts payable attributable to Mexedia SpA and Mexedia DAC, related parties of the Company as described in Note 11 — Related Party Transactions.

Accounts Receivable, net and Accounts Receivable, Related Party

The Company’s accounts receivable consist primarily of amounts due from customers for telecommunications and messaging services provided by 42 Telecom and Telvantis. Receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses based on management’s periodic assessment of factors including customer payment history, creditworthiness, aging of receivable balances, current economic conditions, and historical collection experience. Receivables determined to be uncollectible are written off against the allowance when collection efforts have been exhausted. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses represents management’s estimate of expected losses based on historical experience, current conditions, and reasonable and supportable forecasts over the contractual life of accounts receivable. As of June 30, 2026 and December 31, 2025, the allowance for credit losses was $2,925 and $2,469, respectively.

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

Receivables Financing Arrangements

The Company, through 42 Telecom and Telvantis, maintains participation arrangements with Fasanara Securitisation S.A. (“Fasanara”), a third-party financing provider, under which funding is advanced against a specified percentage of eligible trade receivables. The Company retains responsibility for customer billing, collection, and servicing under these arrangements and maintains direct customer relationships. Management evaluated the substance of these arrangements under ASC 860, Transfers and Servicing, and concluded that they do not qualify for sale accounting, as the Company retains continuing involvement with the receivables and the receivables are not fully isolated from the Company and its creditors. Accordingly, the arrangements are accounted for as receivables financing. The underlying receivables remain recognized on the condensed consolidated balance sheets until collected, and the associated financing obligations are classified within short-term borrowings. Interest and fees incurred under these arrangements are recognized as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of advance payments for services and operational costs to be consumed within one year, prepaid taxes, and deposits related to the Company’s telecommunications and technology operations. Prepaid consulting and marketing services representing common stock issued for future services are recorded at the fair value of the shares on the date of issuance and recognized ratably as expense over the contractual service period. As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets totaled $3,071 and $5,273, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) is stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

●	Office Equipment and tools –3-5 years

●	Computers –3-5 years

●	Furniture and Fittings –8-10 years

●	Leasehold improvements – Shorter of the estimate useful life or remaining lease term

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

The Company reviews PP&E for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were identified during the three and six months ended June 30, 2026 and 2025.

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

Intangible Assets Acquired in Business Combinations

Identifiable intangible assets acquired in the 42 Telecom and Telvantis business combinations were valued as of the respective acquisition dates in accordance with ASC 805, Business Combinations. These assets are amortized on a straight-line basis over their estimated useful lives as follows:

●	Developed technology — 42 Telecom —5 years

●	Customer relationships — 42 Telecom —7 years

●	Trade name — 42 Telecom —3 years

●	Customer relationships — Telvantis —8 years

●	Trade name — Telvantis —4 years

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

Capitalized Software Development

42 Telecom capitalizes certain costs incurred during the application development stage of internal-use software projects in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include direct labor and related benefits for employees engaged in software development activities and qualifying third-party contractor fees. Costs incurred during the preliminary project and post-implementation stages, including training, maintenance, and data conversion, are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over five years upon being placed into service. As of June 30, 2026 and December 31, 2025, capital work-in-progress related to software development totaled $182 and $439, respectively. As of June 30, 2026 and December 31, 2025, $325 and $294, respectively, internally developed software placed into services classified as Intangible assets, net in the consolidated balance sheet.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount to the sum of undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying amount over the asset’s fair value, generally determined using estimated discounted future cash flows. No impairment indicators were identified during the three and six months ended June 30, 2026. The Company had no long-lived assets during the three and six months ended June 30, 2025.

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

Goodwill recognized in connection with the acquisitions of 42 Telecom and Telvantis represents the residual consideration after allocation to identifiable net assets and is preliminary and subject to change upon completion of the respective purchase price allocations. No goodwill impairment indicators were identified during the three and six months ended June 30, 2026 and 2025.

Contingent Consideration

The Company records contingent consideration at its estimated acquisition-date fair value as part of the total consideration transferred in a business combination in accordance with ASC 805. Contingent consideration is classified as either a liability or equity based on the terms of the arrangement. Contingent consideration classified as a liability is remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations and comprehensive income/(loss), until the arrangement is settled or expires. Upon settlement through the issuance of common stock, the liability is remeasured to fair value immediately prior to the settlement date, with the corresponding gain or loss recognized in earnings, and is then relieved with a corresponding increase to common stock and additional paid-in capital based on the fair value of the shares issued. The fair value of contingent consideration is estimated using a Monte Carlo simulation incorporating projected financial performance metrics, simulated share prices, equity volatility, and a discount for lack of marketability determined using a Black-Scholes put option model. Because the valuation relies on significant unobservable inputs, contingent consideration is classified as Level 3 within the fair value hierarchy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (In thousands, except per share data and share count)

The Company generates revenue through the following streams:

Messaging and Voice Services — includes SMS aggregation, enterprise messaging, instant messaging (Viber), and VoIP-based international voice termination services. Revenue is recognized at a point in time when each message, call minute, or lookup is successfully processed and transmitted. Revenue is generated through the duration of telephone traffic between carrier customers calculated on a minute-by-minute basis for voice services, and on a per-message basis for messaging services. These services represented substantially all of the Company’s revenues for the three and six months ended June 30, 2026.

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

In the international wholesale voice termination and messaging market, the same counterparty may act as both a customer and a supplier to the Company depending on destination-specific routing economics. In such arrangements, the Company evaluates each commercial relationship independently. Revenue from services provided to a counterparty in its capacity as a customer, and cost of revenue for services purchased from that counterparty in its capacity as a supplier, are each recognized on a gross basis. The receivable from the counterparty in its customer capacity and the payable to the counterparty in its supplier capacity represent separate contractual obligations and services arising under distinct bilateral agreements with independent pricing, invoicing, and settlement terms. The Company does not have a legally enforceable right to net-settle these trade balances. Accordingly, the conditions for offsetting under ASC 210-20-45 are not met, and gross accounts receivable and gross accounts payable with these reciprocal counterparties are presented separately on the consolidated balance sheets.

The Company generates revenue from the provision of international voice and messaging services to telecommunications carriers, aggregators and enterprise customers. The Company contracts directly with its customers, establishes the pricing charged to customers, and is responsible for providing the promised services. To fulfill its performance obligations, the Company may utilize third-party carriers and network providers. The Company separately negotiates pricing with such suppliers and bears the economic risk associated with the difference between the amounts billed to customers and the amounts paid to suppliers. Because the Company controls the promised services before transfer to the customer and is the principal in these arrangements, revenue is recognized on a gross basis and the related amounts paid to suppliers are recorded as cost of revenue.

The following table presents disaggregated revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Voice Services, at a point in time	$313,904	$-	$638,403	$-
Messaging Services, at a point in time	4,348		8,321
Platform Leasing, over time	26	-	66	-
	$318,278	$-	$646,790	$-

For the three and six ended June 30, 2026, Telvantis and its subsidiaries contributed approximately 99% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 1%. No revenue was recognized during the three and six months ended June 30, 2025, as the acquisitions of 42 Telecom and Telvantis had not yet closed as of that date.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Contract Assets

Contract assets represent amounts recognized as revenue for performance obligations satisfied under customer contracts where the Company’s right to payment is not yet unconditional, primarily consisting of accrued income on messaging and voice traffic where services were delivered at a point in time during the period but invoices are issued following month-end volume reconciliation with counterparties, at which point the balance reclassifies to accounts receivable. As of June 30, 2026 and December 31, 2025, contract assets were $932 and $6,474, respectively, of which $0 and $2,634 were with related parties.

Contract Liabilities

Contract liabilities represent amounts billed or collected from customers in advance of satisfying performance obligations under customer contracts. These balances are presented within current liabilities in the condensed consolidated balance sheets based on the expected timing of revenue recognition and are recognized as revenue when the related performance obligations are fulfilled. As of June 30, 2026 and December 31, 2025, contract liabilities were $352 and $335, respectively.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Employee Benefits

Pursuant to Malta regulations, contributions to pension schemes are voluntary. The Company provides pension contributions to team management members. Pension contributions are expensed as incurred. For the three and six months ended June 30, 2026, pension plan contributions totaled $2 and $4, respectively. For the three and six months ended June 30, 2025, pension plan contribution was $0.

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

Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity resulting from transactions and economic events other than those with shareholders. For the Company, the only component of other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 relates to foreign currency translation adjustments arising from the consolidation of 42 Telecom, whose functional currencies include the Euro, Swedish Krona, British Pound, which differ from or are translated into the Company’s reporting currency of U.S. dollars. These translation adjustments are recorded in other comprehensive income (loss) and accumulated in stockholders’ equity under accumulated other comprehensive loss. No other components of other comprehensive income (loss) were recognized during the three and six months ended June 30, 2026 and 2025.

Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. Each consolidated entity determines its functional currency based on the primary economic environment in which it operates. The functional currencies of the Company’s foreign subsidiaries are as follows:

●	42 Telecom Limited (Parent): Euro (EUR)

●	42 Telecom AB Ltd (Sweden): Swedish Krona (SEK)

●	42 Telecom UK Ltd: British Pound (GBP)

●	Arcus Technologies Ltd: Euro (EUR)

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

The exchange rates used in the preparation of the unaudited condensed consolidated financial statements are as follows:

The relevant translation rate are as follows:

-	For the six months ended June 30, 2026, closing rate 1.14068 US$: EURO, 0.10283 US$: SEK, 1.32297 US$: GBP.

-	For the six months ended June 30, 2026, average rate 1.15731 US$: EURO, 0.10568 US$: SEK, 1.33423 US$: GBP.

For the three and six months ended June 30, 2026, the Company recorded foreign currency translation adjustments of $(8) and $(95), respectively, which are included in other comprehensive income (loss). No foreign currency translation adjustments were recorded during the three and six months ended June 30, 2025, as the acquisition of 42 Telecom had not yet closed as of that date.

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

For the three months ended June 30, 2026, the Company had 3,846,875 stock options outstanding with a weighted-average exercise price of $0.62 per share, which were dilutive as the Company reported net income for the period. The dilutive effect was computed using the treasury stock method based on the average market price of the Company’s common stock of $2.37 per share during the three months ended June 30, 2026, resulting in 2,840,519 incremental dilutive shares. For the six months ended June 30, 2026, and for the three and six months ended June 30, 2025, all potentially dilutive securities, including 3,846,875 and 6,810,000 stock options outstanding, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

Noot Holdings, Inc. and Monitr Holdings, Inc. had no operations during the three and six months ended June 30, 2026 and 2025, and accordingly no net income or loss was attributable to non-controlling interests during either period. The non-controlling interest balance remained $(222) as of both June 30, 2026 and December 31, 2025.

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

NOTE 3 – BUSINESS COMBINATIONS

The Company evaluated the acquisitions of 42 Telecom and Telvantis under ASC 805, Business Combinations, and determined that both transactions constitute business combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are recognized at their acquisition-date fair values, with the excess of consideration transferred recognized as goodwill. Full details of the acquisition consideration, valuation methodology, and purchase price allocations are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Acquisition of 42 Telecom Ltd.

On August 1, 2025, the Company acquired 100% of the issued and outstanding shares of 42 Telecom Ltd. (“42 Telecom”) and its wholly owned subsidiaries — 42 Telecom AB Ltd. (Sweden), 42 Telecom UK Ltd. (United Kingdom), and Arcus Technologies Ltd. (Malta). The results of operations of 42 Telecom have been consolidated from August 1, 2025.

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

Goodwill of $12,520 reflects the expected synergies from 42 Telecom’s telecommunications operations, the going-concern value of the assembled workforce, and future economic benefits from assets that do not qualify for separate recognition. Goodwill includes a $3,268 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identified intangible assets, as no step-up in tax basis was obtained, and a $691 measurement period adjustment arising from a pre-acquisition dividend declared payable to Heritage Ventures Ltd. in respect of pre-acquisition retained earnings. As of June 30, 2026, the dividend remains unpaid and is reflected in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet. The purchase price allocation for 42 Telecom remains within the 12-month measurement period ending August 1, 2026. No measurement period adjustments were recorded during the three and six months ended June 30, 2026. Goodwill recognized in connection with the 42 Telecom acquisition is not deductible for income tax purposes.

Acquisition of Telvantis Voice Services, Inc.

On December 31, 2025, the Company acquired 100% of the issued and outstanding shares of Telvantis Voice Services, Inc. (“Telvantis”), a Florida corporation, and its wholly owned subsidiaries — Phonetime, Inc. and Matchcom Telecommunications, Inc. The results of operations of Telvantis have been consolidated from January 1, 2026, as the acquisition closed on December 31, 2025 and Telvantis contributed no revenues or expenses to the consolidated statements of operations for the year ended December 31, 2025.

The total purchase price consideration was $34,513, consisting of $3,407 of common stock issued and $31,106 of contingent consideration measured at acquisition-date fair value. During the three and six months ended June 30, 2026, 1,000,000 of the shares previously classified as common stock to be issued were formally issued, with the remaining 500,000 shares continuing to be classified as common stock to be issued within stockholders’ equity as of June 30, 2026.

Contingent consideration is classified as a liability and remeasured to fair value at each reporting date, with changes recognized in the unaudited condensed consolidated statements of operations, until settled or expired. On May 22, 2026, the Company issued 6,924,700 shares of common stock in partial settlement of the earn-out component of the contingent consideration. Immediately prior to issuance, the earn-out component was remeasured to fair value, with the resulting gain of $1,214 recognized in the unaudited condensed consolidated statements of operations. The contingent consideration liability was then partially relieved for $14,474 — the fair value of the shares issued, based on the quoted closing price on the issuance date — with a corresponding increase to common stock and additional paid-in capital. The Company’s Min $65,000 Share-Value Guarantee obligation was not settled and remains outstanding as of June 30, 2026, continuing to be remeasured at fair value each reporting period. See Note 4 — Fair Value Measurements for further details.

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

Goodwill of $35,487 reflects the expected synergies from combining Telvantis’ voice termination and telecommunications services with the Company’s platform, the going-concern value of the assembled workforce, and future economic benefits from assets that do not qualify for separate recognition. Goodwill includes a $2,238 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identified intangible assets, as no step-up in tax basis was obtained. The purchase price allocation is provisional and subject to adjustment within the 12-month measurement period ending December 31, 2026. No measurement period adjustments were recorded during the three and six months ended June 30, 2026. Goodwill recognized in connection with the Telvantis acquisition is not deductible for income tax purposes.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, classified within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

June 30, 2026
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$932	$932
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$15,462	$15,462
Total liabilities	$-	$-	$16,394	$16,394

December 31, 2025
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$3,733	$3,733
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$31,106	$31,106
Total liabilities	$-	$-	$34,839	$34,839

The Company had no assets measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025. The contingent consideration liabilities are classified as Level 3 within the fair value hierarchy as their valuation requires significant unobservable inputs. There were no transfers between levels during the six months ended June 30, 2026.

The fair value of the 42 Telecom contingent consideration was remeasured at June 30, 2026 using a risk-neutral Monte Carlo simulation of projected FCCN share prices, consistent with the methodology applied at the acquisition date and at prior reporting dates. The net change in fair value of the 42 Telecom contingent consideration resulted in a loss of $2,882 for the three months ended March 31, 2026 and a gain of $5,683 for the three months ended June 30, 2026, for a net gain of $2,801 for the six months ended June 30, 2026, recognized within change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The gain recognized during the six months ended June 30, 2026 reflects two factors: (i) based on Section 4.2 of the Share Exchange Agreement, that Forty Two’s fiscal year 2025 net profit did not exceed the threshold required for Bonus Shares to be issuable, resulting in no liability for that component as of June 30, 2026; and (ii) FCCN’s stock price declining from $4.13 to $2.56 per share during the first quarter, which increased the probability of the $30,000 minimum valuation guarantee triggering, followed by an increase in the stock price to $4.60 per share by June 30, 2026, which reduced that probability and drove the majority of the gain recognized during the second quarter.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The fair value of the Telvantis contingent consideration was remeasured using a risk-neutral Monte Carlo simulation incorporating correlated gross revenue and operating profit projections, consistent with the methodology applied at the acquisition date and prior reporting dates, together with a Monte Carlo simulation of projected FCCN share prices for the Min $65,000 Share-Value Guarantee component. The net change in fair value of the Telvantis contingent consideration resulted in a loss of $3,031 for the three months ended March 31, 2026 and a gain of $4,203 for the three months ended June 30, 2026, for a net gain of $1,170 for the six months ended June 30, 2026, recognized within change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The gain recognized during the three months ended June 30, 2026 reflects three components: (i) a gain of $1,214 from remeasuring the earn-out component of the liability to fair value on May 21, 2026, immediately prior to the issuance discussed below; (ii) a loss of $9,112 from remeasuring the residual earn-out component to fair value at June 30, 2026, reflecting the increase in FCCN’s stock price from $2.09 per share on May 22, 2026 to $4.60 per share on June 30, 2026; and (iii) a gain of $12,099 from remeasuring the Min $65,000 Share-Value Guarantee component to fair value at June 30, 2026, as the increase in FCCN’s stock price over the same period reduced both the probability of the guarantee triggering and the number of additional shares that would be required to satisfy it.

On May 22, 2026, the Company issued 6,924,700 shares of common stock in partial settlement of the earn-out component of the Telvantis contingent consideration, pursuant to the Board-approved determination of achievement dated May 22, 2026. The contingent consideration liability was relieved for $14,474, the fair value of the shares issued based on FCCN’s quoted closing price of $2.09 per share on the issuance date, with a corresponding increase to common stock and additional paid-in capital. The Min $65,000 Share-Value Guarantee obligation was not settled and remains outstanding as of June 30, 2026, continuing to be remeasured to fair value each reporting period.

In estimating the fair value of the Telvantis contingent consideration, the Company applies a discount for lack of marketability (“DLOM”) to shares issuable under the arrangement that have not yet been issued, reflecting the transfer restrictions applicable to such shares prior to issuance. The DLOM is estimated using a Black-Scholes put option model, with inputs including the estimated remaining restriction period and FCCN’s equity volatility. No DLOM is applied to shares once issued. Pursuant to ASC 820-10-35-44A and 35-44B, a contractual restriction on the sale of an equity security is not a separate unit of account and is not considered in measuring the fair value of the security, regardless of whether the security remains subject to transfer restrictions. Accordingly, the 6,924,700 shares issued on May 22, 2026 were valued at their unadjusted quoted closing price notwithstanding any contractual restrictions on resale, while the fair value of unissued shares underlying the residual earn-out and the Min $65,000 Share-Value Guarantee continues to reflect a DLOM as of June 30, 2026, as those shares have not yet been issued and remain part of the contingent consideration liability.

The following table presents the changes in fair value of contingent consideration measured at fair value for the six months ended June 30, 2026:

Contingent
Consideration
Balance, December 31, 2025	$34,839
Change in fair value - 42 Telecom Ltd.	(2,801)
Change in fair value - Telvantis Voice Servies, Inc.	(1,170)
Contingent consideration settled through issuance of common stock	(14,474)
Balance, June 30, 2026	$16,394

There were no liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2025.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Prepaid consulting and marketing services	$2,143	$4,336
Deposits	37	37
VAT and taxes	179	40
Prepaid expenses	243	217
Settlement receivable	-	173
Other receivable	470	470
Prepaid and other current assets	$3,071	$5,273

Prepaid consulting and marketing services represents the unamortized portion of equity and cash consideration paid to third party vendors under consulting and marketing service agreements, recognized on a straight-line basis over the respective service periods. During the three and six months ended June 30, 2026, the Company recognized amortization of $1,097 and $2,194, respectively, related to these arrangements, consisting of $1,020 and $2,040 in marketing expense and $77 and $154 in professional fees expense for the three and six months ended June 30, 2026, respectively. There was no comparable amortization expense during the three and six months ended June 30, 2025. Settlement receivables represent amounts held in dedicated collection accounts under the Fasanara receivables financing arrangements that have been remitted by customers but not yet contractually settled against the outstanding facility balances. See Note 12 — Accounts Receivable Financing Facility

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Office equipment	$5	$5
Computers	125	115
Furniture and fixtures	25	26
Leasehold improvements	7	7
	163	153
Less : Accumulated depreciation	(52)	(27)
Property, plant and equipment, net	$111	$126

For the three and six months ended June 30, 2026, depreciation expense was $13 and $28, respectively. For the three and six months ended June 30, 2025, depreciation expense was $0.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2026	2025

Developed technology	$5,479	$5,479
Interally developed software	750	321
Customer relationships	13,800	13,800
Tradenames	3,700	3,700
Acquired intellectual property	19,710	19,710
	43,439	43,010
Less : Accumulated amortization	(5,547)	(1,572)
Intangible assets, net	$37,892	$41,438

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

Acquired intellectual property of $19,710 represents artificial intelligence operating systems, FPGA-based technologies, and cybersecurity technologies acquired pursuant to an asset acquisition on October 15, 2025, in exchange for 9,000,000 shares of the Company’s common stock at $2.19 per share, and is amortized on a straight-line basis over 5 years.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (In thousands, except per share data and share count)

Amortization expense for the three and six months ended June 30, 2026, was $1,991 and $3,964, respectively. There was no amortization expense during the three and six months ended June 30, 2025, as none of the underlying intangible assets had been acquired as of that date. No impairment charges were recognized during the three and six months ended June 30, 2026 and 2025.

The following table presents the estimated future amortization expense for intangible assets as of June 30, 2026:

2026 (remaining 6 months)	$4,000
2027	8,000
2028	7,917
2029	7,800
2030	5,644
Thereafter	4,531
$37,892

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Accrued cost of revenue	$630	$823
VAT and taxes payable	1,389	1,257
Other	1,327	327
Accrued expenses and other current liabilities	$3,346	$2,407

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its operations as a single reportable segment — Telco Services — in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer serves as the CODM and regularly reviews consolidated revenues, cost of revenue, gross profit, selling general and administrative expenses, and wages and benefits to evaluate performance and allocate resources to the Telco Services segment. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net income (loss).

The Company identified two operating segments based on legal entity groupings — 42 Telecom and subsidiaries, and Telvantis and subsidiaries — and determined that both meet the aggregation criteria under ASC 280-10-50-11 based on similar nature of products and services, production processes, customer class, distribution methods, and regulatory environment, and are therefore presented as a single reportable segment. Neither 42 Telecom nor Telvantis was consolidated during the three and six months ended June 30, 2025, as both acquisitions were completed subsequent to that period. Accordingly, the Company reported no revenues or operating expenses from its Telco Services segment for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, Telvantis and its subsidiaries contributed approximately 99% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 1%.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (In thousands, except per share data and share count)

The following table presents significant segment expenses regularly provided to the CODM and used to assess segment performance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$318,174	$-	$646,686	$-
Revenue, related party	104	-	104	-
Total revenues	318,278	-	646,790	-
Cost of revenue	314,877	-	641,199	-
Cost of revenue, related party	121	-	121	-
Gross profit	3,280	-	5,470	-

Operating expenses:
Selling, general and administrative	2,402	451	4,842	1,075
Wages and benefits	731	36	1,472	72
Depreciation and amortization	2,004	-	3,992	-
Total operating expenses	5,137	487	10,306	1,147
Loss from operations	(1,857)	(487)	(4,836)	(1,147)

Other income (expense):
Interest expense, net	(470)	-	(885)	-
Change in FV of contingent consideration	9,886	-	3,972	-
Other income	1	-	4	-
Total other income	9,417	-	3,091	-
Income (loss) before income taxes	7,560	(487)	(1,745)	(1,147)
Income taxes	173	-	273	-
Net income (loss)	$7,387	$(487)	$(2,018)	$(1,147)

Geographic Information

For the three and six months ended June 30, 2026 and 2025, revenues attributable to operations by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Unites States	$313,904	$-	$638,403	$-
Malta	4,156		7,932
Sweden	218		455
	$318,278	$-	$646,790	$-

For the three and six months ended June 30, 2026, the United States represented approximately 99% of consolidated revenues, reflecting the first two quarters of consolidation of Telvantis Voice Services, Inc. and its subsidiaries following their acquisition on December 31, 2025. Malta and Sweden revenues are generated by 42 Telecom Ltd., Arcus Technologies Ltd., and 42 Telecom AB Ltd., respectively. No revenues were generated in the United States, Malta, or Sweden during the three and six months ended June 30, 2025, as the acquisitions of Telvantis and 42 Telecom had not yet closed as of that date.

Substantially all of the Company’s property, plant and equipment is held by 42 Telecom and its subsidiaries in Europe. The following table presents property, plant and equipment, net by geographic location as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Malta	$106	$119
Sweden	5	7
	$111	$126

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (In thousands, except per share data and share count)

The Company’s intangible assets are held across multiple jurisdictions — business combination intangibles recognized in connection with the acquisition of 42 Telecom are held in Europe, business combination intangibles recognized in connection with the acquisition of Telvantis are held in the United States, and the acquired intellectual property intangible assets are held by Spectral in the United States. The following table presents intangible assets, net by geographic location as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Europe	$8,230	$8,749
United States	29,662	32,689
	$37,892	$41,438

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

The following table summarizes operating lease assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Operating Leases
Right-of-use assets	$131	$168

Operating lease liability, current portion	64	65
Operating lease liability, net of current portion	67	102
Total lease liabilities	$131	$167

Weighted Average Remaining Lease Term (in years)	2
Weighted Average Discount Rate	4%

The operating lease costs for the three and six months ended June 30, 2026 totaled $18 and $36, respectively and for the three and months ended June 30, 2025, $0.

The following table presents the maturity of operating lease liabilities as of June 30, 2026:

June 30,
2026 (remaining 6 months)	$34
2027	68
2028	34
Total lease payments	136
Less : imputed interest	(5)
Total	$131

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

NOTE 11 – RELATED PARTY TRANSACTIONS

Transactions with Mexedia SpA and Mexedia DAC

Telvantis Voice Services, Inc. and 42 Telecom Ltd. are party to bilateral voice and messaging service agreements with Mexedia SpA, an Italian telecommunications company, and Mexedia DAC, an Irish telecommunications entity, under which either party may act as a customer or vendor depending on destination-specific routing economics. Mexedia SpA and Mexedia DAC are considered related parties of the Company as Daniel Gilcher, who was appointed Chief Financial Officer of the Company effective January 3, 2026, simultaneously serves as Chief Financial Officer and Director of Mexedia SpA. Mexedia DAC was historically a wholly owned subsidiary of Telvantis Voice Services, Inc. (“TVS”) but was carved out of TVS prior to the Company’s acquisition of TVS and was excluded from the scope of TVS’s historical carve-out financial statements; accordingly, Mexedia DAC was not acquired by the Company in the December 31, 2025 acquisition of TVS. The Company continues to treat Mexedia DAC as a related party following the acquisition due to its historical affiliation with TVS.

For the three and six months ended June 30, 2026, 42 Telecom recognized revenue of $104 from Mexedia SpA and incurred cost of revenues of $121 from Mexedia SpA.

As of June 30, 2026 and December 31, 2025, accounts receivable from Mexedia DAC and Mexedia SpA were $9,332 and $11,710, respectively, reflected in accounts receivable, related party in the unaudited condensed consolidated balance sheets. Accounts payable to Mexedia DAC and Mexedia SpA were $3,683 and $9,261, respectively, reflected in accounts payable, related party in the unaudited condensed consolidated balance sheets.

In addition, Telvantis has pre-acquisition loan obligations to Mexedia DAC totaling $7,247 and $7,277 as of June 30, 2026 and December 31, 2025, respectively, reflected in due to related party in the unaudited condensed consolidated balance sheets. These obligations were assumed as part of the Telvantis acquisition on December 31, 2025 and were incurred in the ordinary course of Telvantis’s pre-acquisition operations. Pursuant to the terms of the loan agreement, Telvantis was required to make monthly payments of $75 commencing after the acquisition date. No scheduled payments have been made to date, the outstanding balance of $7,247 is due and payable as of June 30, 2026 in accordance with the terms of the agreement. As of June 30, 2026 and December 31, 2025, amounts due from Mexedia SpA were $58 and $58, respectively, and amounts due from Telvantis Inc. were $1,308 and $1,299, respectively, included in due from related party in the unaudited condensed consolidated balance sheets.

Issuance of Telvantis Earn-Out Shares to CFO-Controlled Entity

As described in Note 3 — Business Combinations, on May 22, 2026, the Company issued an aggregate of 6,924,700 shares of common stock in settlement of the earn-out component of the contingent consideration recognized in connection with the Telvantis acquisition. Included within this issuance were 1,041,000 shares issued to OTUS LLC, an entity controlled by Daniel Gilcher, the Company’s Chief Financial Officer. These shares did not constitute compensation for services rendered to the Company and were issued on the same terms, and subject to the same lock-up, trickle-out, and beneficial ownership limitation provisions, applicable to the other recipients of the Telvantis earn-out shares.

Transaction with Former Shareholder of 42 Telecom

Heritage Ventures Ltd. (“Heritage”), an Irish corporation controlled by Mr. Orlando Taddeo, was the 100% owner of 42 Telecom prior to its acquisition by the Company on August 1, 2025. Mr. Taddeo resigned as sole director of 42 Telecom effective December 31, 2025 and Heritage is no longer considered a related party of the Company from January 1, 2026. A dividend of EUR 601 in respect of 42 Telecom’s retained earnings for the year ended December 31, 2024 was declared payable to Heritage on October 31, 2025 and remained unpaid as of June 30, 2026. This obligation of $685 and $706 as of June 30, 2026 and December 31, 2025, respectively, is reflected in accrued expenses and other current liabilities and due to related party, respectively, in the unaudited condensed consolidated balance sheets.

42 Telecom – Other receivable

As part of the acquisition of 42 Telecom on August 1, 2025, the Company acquired a receivable from Nexora Holdings Ltd. (“Nexora”) amounting to EUR 363 (approximately $414), arising from an Intellectual Property Transfer Agreement dated July 1, 2025, under which 42 Telecom transferred certain proprietary software and related intellectual property to Nexora in exchange for consideration of EUR 363. Nexora is considered a related party of the Company as Nexora and 42 Telecom share common management.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (In thousands, except per share data and share count)

The payment is subject to a five-year moratorium, during which no cash settlement is required unless Nexora generates profits directly from the transferred intellectual property, in which case partial or full payment becomes due earlier. As of June 30, 2026 and December 31, 2025, the carrying amount of the receivable was $414 and $427, respectively, reflected in other receivable, related party in the condensed consolidated balance sheets. The change in carrying amount from December 31, 2025 to June 30, 2026 is attributable to foreign currency translation adjustments. Management continues to monitor the balance for collectability. No additional transactions occurred with Nexora during the three and six months ended June 30, 2026.

Chief Executive Officer Compensation

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12 per month for services rendered. Total compensation expensed during the three and six months ended June 30, 2026 and 2025 was $36 and $72, and $36 and $72, respectively. As of June 30, 2026 and December 31, 2025, amounts due to the CEO related to accrued compensation were $648 and $576, respectively.

Loans from Related Parties

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a shareholder of the Company, whereby the Company may borrow up to $500. The loan bears no interest. During the three and six months ended June 30, 2026, the Company repaid the outstanding balance of $10 in full. As of June 30, 2026 and December 31, 2025, the total amount outstanding under this agreement was $0 and $10, respectively.

On June 2, 2025, the Company entered into a promissory note with Mr. Michael Turner, a member of the Board of Directors, for a principal amount of $10. The note bears interest at 5% per annum unless repaid within 60 days of issuance. During the three and six months ended June 30, 2026, the Company repaid the outstanding balance of $10 in full. As of June 30, 2026 and December 31, 2025, the total amount outstanding under this note was $0 and $10, respectively.

NOTE 12 – ACCOUNTS RECEIVABLE FINANCING FACILITY

Fasanara Participation Arrangement — 42 Telecom Ltd

42 Telecom, a wholly owned subsidiary of the Company, is party to a Master Participation Agreement dated February 20, 2025 with Fasanara Securitisation S.A. (“Fasanara”), pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services. 42 Telecom retains servicing responsibilities, maintains direct customer relationships, and retains a portion of the credit risk associated with the receivables. The arrangements are undisclosed, meaning customers are not notified of Fasanara’s participation. Accordingly, the participation arrangements do not meet the criteria for sale accounting under ASC 860, Transfers and Servicing of Financial Assets, and are accounted for as receivables financing. The outstanding funded amount as of June 30, 2026 and December 31, 2025, $0 and $332, recognized as current liabilities in the unaudited consolidated balance sheets.

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

Fasanara Participation Arrangement — Telvantis Voice Services, Inc.

Telvantis Voice Services, Inc. is also party to a receivables financing arrangement with Fasanara, assumed by the Company in connection with the acquisition of Telvantis on December 31, 2025. The arrangement operates on substantially the same basis as the 42 Telecom facility described above. During the three and six months ended June 30, 2026, Telvantis utilized this facility in the ordinary course of its operations. As of June 30, 2026 and December 31, 2025, the outstanding balance was $17,457 and $12,342, respectively, recognized as a current liability in the unaudited condensed consolidated balance sheets.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (In thousands, except per share data and share count)

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On August 30, 2024, the Company filed a Certificate of Designation for the newly designated Series Quantum Preferred Stock. The number of Series Quantum Preferred Stock designated is 2,000,000. The Series Quantum Preferred Stock contains a liquidation preference over common shareholders equal to 40 times the amount per share to be distributed to the common shareholders, is convertible at the option of the Company or the holder into 40 shares of common stock, contingent upon the Company having enough authorized shares to effectuate the conversion, and carries voting rights on an as-converted-to-common basis such that one share of Series Quantum Preferred Stock has 40 votes. The conversion right shall not become exercisable by the holder until 12 months have elapsed from the date of issuance. As of June 30, 2026 and December 31, 2025, no shares of Series Quantum Preferred Stock were outstanding.

Settlement of Related Party Advance

On May 25, 2025, the Company entered into a settlement agreement with Sean Brehm and affiliated entities to rescind all prior agreements, including the arrangements under which the Series Quantum Preferred Stock discussed above had been issued. Pursuant to the agreement, the Company no longer owes Mr. Brehm compensation for outstanding demand advances totaling $676, and the 1,000,000 shares of Series Quantum Preferred Stock previously issued to Mr. Brehm were cancelled. The settlement was recorded as a capital contribution of $676 to additional paid-in capital.

Business Combination — Telvantis Voice Services, Inc.

In connection with the acquisition of Telvantis Voice Services, Inc. on December 31, 2025, the Company was obligated to issue 1,500,000 shares of common stock to the former shareholders, reflected as common stock to be issued within stockholders’ equity as of December 31, 2025. In January 2026, the Company formally issued 1,000,000 of these shares. The remaining 500,000 shares continue to be reflected as common stock to be issued within stockholders’ equity as of June 30, 2026. See Note 3 — Business Combinations for further details.

Private Placement

In June 2025, the Company commenced a private placement offering for up to 3,333,333 shares of the Company’s common stock at a price of $1.00 per share, or an aggregate of up to $3,333. During the six months ended June 30, 2025, the Company issued 74,700 shares of common stock for total proceeds of $85 under this offering.

On March 16, 2026, the Board of Directors approved a private placement offering of up to $1,000 in restricted shares of the Company’s common stock at a price below market value, to remain open until the Company achieves a listing on the Nasdaq Stock Market. In March, 2026, the Company issued 100,000 shares of common stock at $2.00 per share for aggregate proceeds of $200 under this offering. In June 2026, the Company issued an additional 12,500 shares of common stock at $1.60 per share for aggregate proceeds of $20 under this offering. During the six months ended June 30, 2026, the Company issued a total of 112,500 shares of common stock for aggregate proceeds of $220 under this offering.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Earnout share – TVS

In connection with the acquisition of Telvantis Voice Services, Inc., the Company agreed to issue up to 8,500,000 additional shares of common stock (the “Earn-Out Shares”) upon achievement of specified post-closing performance milestones tied to the Acquired Company’s revenue and operating profit during fiscal year 2026 (the “Earn-Out Milestones”), as described in Note 3 — Business Combinations and Note 4 — Fair Value Measurements. On May 22, 2026, the Board of Directors determined that the Earn-Out Milestones had been achieved or duly accrued for issuance, and the Company issued 6,924,700 Earn-Out Shares to the former shareholders of the Acquired Company in settlement thereof. No cash proceeds were received by the Company in connection with this issuance. The contingent consideration liability was reduced by $14,474, the fair value of the Earn-Out Shares issued, based on the quoted closing price of FCCN’s common stock on the issuance date. The Earn-Out Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, are restricted securities bearing a customary restrictive legend, and are subject to a lock-up and trickle-out schedule and a 4.9% beneficial ownership cap pursuant to a Lock-Up and Trickle-Out Agreement entered into by each recipient. As of June 30, 2026, 1,575,300 Earn-Out Shares remained unissued and available for future issuance under the Purchase Agreement, subject to achievement of the remaining Earn-Out Milestones. The Min $65,000 Share-Value Guarantee was not settled in connection with this issuance and remains outstanding as of June 30, 2026. See Note 4 — Fair Value Measurements for further information.

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

During the three and six months ended June 30, 2026, the Company granted options to purchase an aggregate of 200,000 shares of common stock to two independent members of the Board of Directors pursuant to a Board resolution dated January 3, 2026. The options have an exercise price of $3.99 per share, representing the closing market price on the grant date, vest over 24 months at a rate of 4,166 shares per month commencing the first full month following the grant date, and are exercisable for five years from the grant date. The grant-date fair value of each award was estimated using the Black-Scholes option pricing model with the following assumptions: stock price and exercise price of $3.99; expected term of 5 years; annualized volatility of 113.18%; risk-free rate of 3.74%; and no dividend yield. The per-option grant-date fair value was $3.24, resulting in aggregate grant-date fair value of $649 for both awards combined. No options were granted during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options of $227 and $502, and $221 and $636, respectively, included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, total unrecognized compensation expense related to unvested stock options was $514, which is expected to be recognized over a weighted-average period of approximately 1.51 years.

The following table summarizes stock option activity for the six months ended June 30, 2026:

		Weighted	Weighted
	Stock	Average	Average Life
	Options	Exercise Price	Remaining
Outstanding, December 31, 2025	3,646,875	$0.43	8.45
Issued	200,000	3.99	5
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, June 30, 2026	3,846,875	$0.62	7.78

Vested, December 31, 2025	2,746,875	$0.43	8.45
Vested, June 30, 2026	3,688,535	$0.47	7.92

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

Tellza, Inc. v. Telvantis Voice Services Inc. f/k/a Mexedia Inc. (Broward County, Florida; Case No. Cace-25-017748). On January 1, 2023, Telvantis Voice Services Inc. (“Telvantis”), now a wholly owned subsidiary of the Company, entered into a stock purchase agreement with Tellza, Inc. to acquire Tellza’s ownership interest in Phonetime, Inc. and Matchcom Telecommunications, Inc. as part of a $3,000 purchase price. Telvantis was required to pay $250 on January 1, 2024 and did not make this payment. Tellza filed suit to recover the $250. Telvantis filed a motion to dismiss, and the parties subsequently entered into an Agreed Order. Based on the facts as presently known, the Company is unable to determine the likelihood of an unfavorable outcome; however, a loss contingency in the range of zero to $250 is reasonably possible. No accrual has been recorded as of June 30, 2026 as the loss is not considered probable.

42 Telecom Ltd. v. Symplify Technologies AB (Malta; Case No. 937/2025). 42 Telecom Limited (“FortyTwo”), a wholly owned subsidiary of the Company, instituted legal proceedings in the Civil Court, First Hall, of the Republic of Malta against Symplify Technologies AB, a Swedish corporation, for recovery of €443 (approximately $478) in unpaid invoices for telecommunications services. The case was filed September 15, 2025. On March 26, 2026, the Court entered judgment in favor of FortyTwo for the full amount of €443 plus legal interest and costs. The defendant did not appear or contest the proceedings. The judgment is now subject to collection. The Company has not recorded a receivable for the judgment amount as collectability has not yet been assessed.

Arcus Technologies Ltd.

Arcus Technologies Limited, an indirect subsidiary of the Company, entered into a settlement agreement with a customer relating to outstanding debt, with monthly payments. The matter has been resolved by agreement.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events through August 10, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements, other than as follows:

Filing of Registration Statement on Form S-1 and Proposed Public Offering

On July 17, 2026, the Company publicly filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to a proposed underwritten public offering of shares of its common stock. Sentinel Brokers Company, Inc. is acting as representative of the underwriters pursuant to an Assignment and Assumption Agreement dated July 1, 2026 among the Company, Sentinel Brokers Company, Inc. and Revere Securities LLC. The Company has applied to list its common stock on The Nasdaq Capital Market under the symbol “FCCN.” The Registration Statement has not been declared effective, and there can be no assurance that the offering will be completed or that the listing application will be approved.

Related Party Working Capital Advance

On July 20, 2026, Jenifer Osterwalder, the Company’s President and Chief Executive Officer and a member of the Board of Directors, agreed to provide the Company with working capital advances of up to $100,000, evidenced by a promissory note bearing interest at 4% per annum with a fixed 90-day term maturing October 18, 2026, subject to an automatic 90-day extension upon the written request of the Company’s Chief Financial Officer. As of the date of this report, Ms. Osterwalder had advanced an aggregate of $50,000 to the Company under this arrangement, consisting of $20,000 advanced on July 24, 2026 and $30,000 advanced on July 27, 2026. The Board of Directors approved the advance as a related party transaction under NRS 78.140 on July 22, 2026.

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

OVERVIEW

Spectral Capital Corporation is a Nevada corporation focused on the identification, acquisition, and development of technology and telecommunications businesses. The three and six months ended June 30, 2026 represent a continuation of the transformational period for the Company, marking the second full quarter of consolidated operations across both of our telecommunications subsidiaries — 42 Telecom Ltd. (“42 Telecom”), acquired on August 1, 2025, and Telvantis Voice Services, Inc. (“TVS”), acquired on December 31, 2025.

TVS operates as an international voice over internet protocol (“VoIP”) carrier providing voice termination services to telecommunications carriers and service providers globally through its subsidiaries Phonetime, Inc. and Matchcom Telecommunications, Inc. TVS contributed approximately 99% of consolidated revenues of $318,278 for the three months ended June 30, 2026 and approximately 99% of consolidated revenues of $646,790 for the six months ended June 30, 2026. 42 Telecom, operating through its subsidiaries in Malta, Sweden, and the United Kingdom, contributed the remaining approximately 1% of revenues through its messaging and platform services operations.

Our financial results for the three and six months ended June 30, 2026 reflect both the scale of the consolidated telecommunications business and the impact of non-cash accounting charges associated with our acquisition structure. Our financial results for the three months ended June 30, 2026 reflect net income of $7,387, driven primarily by a non-cash gain of $9,886 from the remeasurement of contingent consideration liabilities at fair value, which is reported within other income (expense) and is not reflected in operating results. Loss from operations was $1,857 for the three months ended June 30, 2026, which includes $2,004 in depreciation and amortization, $1,097 in amortization of prepaid stock-based compensation, and $227 in stock option expense, reflecting integration costs and corporate overhead associated with our consolidated operations.

For the six months ended June 30, 2026, we reported a net loss of $2,018, reflecting a net non-cash gain of $3,972 from the remeasurement of contingent consideration liabilities at fair value — comprising a $5,914 charge recognized during the three months ended March 31, 2026 and a $9,886 gain recognized during the three months ended June 30, 2026 — which is reported within other income (expense) and is not reflected in operating results. Loss from operations was $4,836 for the six months ended June 30, 2026, which included $3,991 in depreciation and amortization, $2,194 in amortization of prepaid stock-based compensation, and $502 in stock option expense, reflecting integration costs and corporate overhead associated with our consolidated operations.

Key Developments in Q2 2026

Proposed Acquisition of Intermatica S.p.A

On January 4, 2026, the Company entered into a binding term sheet with Intermatica S.p.A. (“Intermatica”), an Italy-based telecommunications and enterprise messaging company, for a proposed strategic transaction pursuant to which Spectral would contribute selected proprietary intellectual property and advanced software technologies in exchange for equity participation, commercial collaboration rights, and potential future consideration tied to performance milestones. As of the date of this report, no definitive agreement has been executed, the proposed transaction remains subject to completion of financial, legal and operational due diligence (including, unless waived, an audit of Intermatica’s financial statements under PCAOB standards), approval by the boards of directors of both parties, and the execution of definitive agreements, and there can be no assurance that the proposed transaction will be consummated on the terms described or at all.

Nasdaq Uplisting Initiative and Private Placement

The Company continues to actively pursue a listing on the Nasdaq Stock Market as a strategic priority. On March 16, 2026, the Board of Directors approved a private placement offering of up to $1,000 in restricted shares of common stock at a price below market value, to remain open until the Company achieves a listing on the Nasdaq Stock Market. During the three months ended June 30, 2026, the Company raised $20 under this offering through the issuance of 12,500 shares at $1.60 per share on June 1, 2026, bringing the aggregate amount raised under the offering to $220 through the issuance of 112,500 shares during the six months ended June 30, 2026.

On July 17, 2026, the Company publicly filed a Registration Statement on Form S-1 with the Securities and Exchange Commission covering a proposed underwritten public offering of its common stock, with Sentinel Brokers Company, Inc. acting as representative of the underwriters. The Company has applied to list its common stock on The Nasdaq Capital Market under the symbol “FCCN.” If the listing application is approved, the Company expects its common stock to be listed on Nasdaq upon consummation of the offering, at which point it will cease to be quoted on the OTCQB. There can be no assurance that the listing application will be approved or that the offering will be completed.

Issuance of Telvantis Earn-Out Shares. On May 22, 2026, based on the Acquired Company’s results and accruals for the portion of fiscal year 2026 then elapsed, the Board of Directors determined that the Earn-Out Milestones under the Stock Purchase Agreement for Telvantis Voice Services, Inc., tied to the Acquired Company’s revenue and operating profit during fiscal year 2026 (which will not be complete until December 31, 2026), had been achieved or duly accrued for issuance, and that the Earn-Out Shares were presently issuable in accordance with the terms of the Stock Purchase Agreement. Pursuant to that determination, the Company issued an aggregate of 6,924,700 shares of common stock to the designated recipients on May 22, 2026, as reported on the Company’s Current Report on Form 8-K filed May 27, 2026. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and are subject to lock-up, trickle-out and beneficial ownership limitation agreements. Included in that issuance were 1,041,000 shares issued on May 22, 2026 to an entity controlled by Daniel Gilcher, the Company’s Chief Financial Officer, in settlement of certain obligations of Telvantis, Inc.; those shares were not compensation for services to the Company. The issuance constitutes a partial settlement of the contingent consideration liability recognized in connection with the Telvantis acquisition; the fair value of the shares issued was approximately $14,474, based on the closing price of the Company’s common stock of $2.09 per share on May 22, 2026.

Termination of Snack Prompt Binding Term Sheet. Effective May 5, 2026, the binding term sheet relating to the proposed acquisition of the Snack Prompt business was terminated for failure to satisfy closing conditions, including the non-completion of due diligence. Neither party has any continuing obligations under the term sheet.

Amendment to Annual Report for the Year Ended December 31, 2024. On June 5, 2026, the Company filed Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to correct management’s conclusion regarding the effectiveness of internal control over financial reporting as of December 31, 2024. Because material weaknesses existed as of that date, internal control over financial reporting was not effective, and investors should not rely on the conclusion set forth in the original filing.

RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Net Revenues and Cost of Revenues

Net revenues were $318,278 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. The Company generated no revenues in the second quarter of 2025 as neither 42 Telecom nor TVS had been acquired as of that date. For the three months ended June 30, 2026 revenues consisted of voice termination revenues from TVS of $313,904, messaging and platform revenues from 42 Telecom Ltd. of $4,157, and platform revenues from 42 Telecom AB of $216, with de minimis revenue from Arcus Technologies Ltd. The revenue growth between periods reflects the continued impact of the Company’s acquisition strategy executed during 2025 and the second full quarter of consolidated operations across both subsidiaries.

Net revenues were $646,790 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025, for the same reason as discussed above. For the six months ended June 30, 2026 revenues consisted of voice termination revenues from TVS of $638,403, messaging and platform revenues from 42 Telecom Ltd. of $7,917, platform revenues from 42 Telecom AB of $454, and $15 related to Arcus Technologies Ltd.

Cost of revenues was $314,998 for the three months ended June 30, 2026 and $641,320 for the six months ended June 30, 2026, compared to $0 for both the three and six months ended June 30, 2025. Cost of revenues consists primarily of voice termination costs, interconnection charges, and network costs associated with TVS’s VoIP carrier operations, together with messaging termination costs incurred by 42 Telecom. For the three months ended June 30, 2026, cost of revenues consisted of $311,768 from TVS, $2,370 from 42 Telecom Ltd., and $860 from 42 Telecom AB, with de minimis cost of revenue from Arcus Technologies Ltd. and 42 Telecom UK Ltd. For the six months ended June 30, 2026, cost of revenues consisted of $635,146 from TVS, $4,410 from 42 Telecom Ltd., $1,749 from 42 Telecom AB, and $14 from Arcus Technologies Ltd., with de minimis cost of revenue from 42 Telecom UK Ltd.

Gross profit was $3,280 for the three months ended June 30, 2026, representing a gross profit margin of approximately 1.0%. Gross profit was $5,470 for the six months ended June 30, 2026, representing a gross profit margin of approximately 0.8%. The gross margin reflects the nature of the international voice termination business, which is characterized by high revenue volumes and narrow per-minute margins driven by competitive market pricing. Management is focused on optimizing routing economics, customer mix, and operational efficiencies to improve gross margins over time.

Operating Expenses

Total operating expenses were $5,137 for the three months ended June 30, 2026, compared to $487 for the three months ended June 30, 2025, an increase of $4,650. Total operating expenses were $10,306 for the six months ended June 30, 2026, compared to $1,147 for the six months ended June 30, 2025, an increase of $9,159. The increase in both periods reflects the consolidation of 42 Telecom and TVS, as well as the associated corporate overhead of operating a significantly larger and more complex organization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,402 for the three months ended June 30, 2026, compared to $451 for the three months ended June 30, 2025, an increase of $1,951. Selling, general and administrative expenses were $4,842 for the six months ended June 30, 2026, compared to $1,075 for the six months ended June 30, 2025, an increase of $3,767. The increase is primarily attributable to the consolidation of both 42 Telecom’s and Telvantis’s operating overhead, increased professional fees associated with SEC filings, the Company’s Registration Statement on Form S-1 and expanded corporate activities in connection with the Company’s planned Nasdaq Stock Market uplisting.

Wages and benefits were $731 for the three months ended June 30, 2026, compared to $36 for the three months ended June 30, 2025, an increase of $695. Wages and benefits were $1,472 for the six months ended June 30, 2026, compared to $72 for the six months ended June 30, 2025, an increase of $1,400. The increase reflects the consolidation of employee compensation costs at 42 Telecom and TVS following their respective acquisitions, which added staff across operations, technology, finance, and management functions. Wages and benefits expenses include gross wages and salaries, bonuses, performance-related pay, employer social insurance contributions, pensions, insurance costs, and other staff-related expenditures across the Company’s operations in the United States, Malta, Sweden, and the United Kingdom.

Depreciation and amortization was $2,004 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. Depreciation and amortization was $3,992 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. The increase in both periods reflects amortization of identifiable intangible assets recognized in connection with the acquisitions of 42 Telecom and Telvantis Voice Services, Inc. and the Eliznikcomp OÜ asset purchase, as well as depreciation of property, plant and equipment acquired through the 42 Telecom acquisition. Amortization of intangible assets was $1,991 and depreciation of property, plant and equipment was $13 for the three months ended June 30, 2026; amortization of intangible assets was $3,964 and depreciation of property, plant and equipment was $28 for the six months ended June 30, 2026. The absence of depreciation and amortization in the corresponding 2025 periods reflects the fact that neither the 42 Telecom nor the Telvantis acquisition had been completed as of that date.

Other Income (expense)

Total other income was $9,417 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. The other income for the three months ended June 30, 2026 includes a non-cash gain of $9,886 from the change in fair value of contingent consideration related to the 42 Telecom and Telvantis acquisitions, $470 in net interest expense related to the accounts receivable financing facilities and other obligations, and other income of $1.

Total other income was $3,091 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. The other income for the six months ended June 30, 2026 includes a net non-cash gain of $3,972 from the change in fair value of contingent consideration, comprised of a $5,914 non-cash loss recognized during the three months ended March 31, 2026 and a $9,886 non-cash gain recognized during the three months ended June 30, 2026, $885 in net interest expense related to the accounts receivable financing facilities and other obligations, and other income of $4.

The change in fair value of contingent consideration during the three months ended June 30, 2026 arose primarily from the increase in the Company’s stock price from $2.56 at March 31, 2026 to $4.60 at June 30, 2026, which decreased the estimated number of additional shares required under the minimum valuation guarantee provisions of the 42 Telecom acquisition agreement, together with the partial settlement of the Telvantis contingent consideration liability through the issuance of 6,924,700 shares of common stock on May 21, 2026. See Note 3 — Business Combinations and Note 4 — Fair Value Measurements for further details.

Income Taxes

The Company recorded income tax expense of $173 for the three months ended June 30, 2026 and $273 for the six months ended June 30, 2026, compared to $0 for both the three and six months ended June 30, 2025. The tax expense for the three and six months ended June 30, 2026 reflects current tax obligations arising from the foreign operations of 42 Telecom in Malta and Sweden.

Net Income (Loss)

Net income was $7,387 for the three months ended June 30, 2026, compared to a net loss of $487 for the three months ended June 30, 2025, representing an improvement of $7,874. The improvement was driven primarily by the non-cash gain from the change in fair value of contingent consideration of $9,886, partially offset by increased operating expenses associated with the Company’s expanded operations. Total comprehensive income was $7,379 for the three months ended June 30, 2026, which includes $8 of foreign currency translation losses.

Net loss was $2,018 for the six months ended June 30, 2026, compared to $1,147 for the six months ended June 30, 2025, representing a increase in net loss of $871. The increase was driven primarily by higher operating expenses associated with the Company's expanded operations following the consolidation of both 42 Telecom and Telvantis, which more than offset the net non-cash gain from the change in fair value of contingent consideration of $3,972 and gross profit of $5,470 generated by the telecommunications subsidiaries. Total comprehensive loss was $2,113 for the six months ended June 30, 2026, which includes $95 of foreign currency translation losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had cash and cash equivalents of $5,267 and restricted cash of $21, compared to cash and cash equivalents of $2,087 and restricted cash of $21 as of December 31, 2025. We intend to fund our operations through cash flows generated from our telecommunications subsidiaries, proceeds from our private placement offering approved in March 2026, the proposed underwritten public offering registered on our Registration Statement on Form S-1, and additional debt or equity financings as needed.

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(1,555)	$(481)
Net cash used in investing activities	$(174)	$-
Net cash provided by financing activities	$5,004	$380

Cash Used in Operating Activities

Net cash used in operating activities was $1,555 for the six months ended June 30, 2026, compared to $481 for the six months ended June 30, 2025. Despite reporting a net loss of $2,018, operating cash outflow reflected significant non-cash charges and working capital movements, including a $3,972 non-cash gain from the change in fair value of contingent consideration, $3,964 in amortization of intangible assets, $27 in depreciation, $2,194 in amortization of prepaid expenses, $502 in stock-based compensation expense, $597 in provision for expected credit losses, and $36 in amortization of right of use assets.

Working capital movements during the six months ended June 30, 2026 were substantial but largely offsetting, reflecting the high-volume, low-margin nature of our international voice termination carrier operations. Accounts receivable increased by $82,085, driven by TVS’s international voice termination billing cycles, where large volumes of traffic are invoiced to carriers on monthly payment terms. This increase was substantially offset by a corresponding increase of $78,405 in accounts payable, reflecting the parallel payment terms on the supplier side of the VoIP carrier business.

Net cash used in operating activities for the six months ended June 30, 2025 related primarily to corporate overhead and professional fees prior to the completion of the Company’s telecommunications acquisitions, with no significant working capital movements.

Cash Used in Investing activities

Net cash used in investing activities was $174 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. Investing activities for the six months ended June 30, 2026 consisted of $162 in capitalized internally developed software costs at 42 Telecom and $12 in purchases of property, plant and equipment.

There were no investing activities for the six months ended June 30, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5,004 for the six months ended June 30, 2026, compared to $380 for the six months ended June 30, 2025. The increase of $4,624 was primarily attributable to $4,784 in net borrowings under the accounts receivable financing facility and $220 in proceeds from the private placement of common stock under the offering approved by the Board of Directors on March 16, 2026, described further in Note 13 — Stockholders’ Equity.

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $295 in proceeds from short-term advances and $85 in proceeds from the sale of common stock.

Capital Requirements and Outlook

The Company has incurred recurring net losses and has an accumulated deficit of $35,433 as of June 30, 2026. We believe that our existing cash resources, together with anticipated cash flows from our telecommunications operations, proceeds from our private placement offering and the working capital advance made by our Chief Executive Officer in July 2026, will be sufficient to fund our operations for the near term. However, we may require additional financing to fund our operations and execute our growth strategy, including in connection with the proposed Intermatica transaction and our planned Nasdaq uplisting. There can be no assurance that additional financing will be available on acceptable terms or at all, that our Registration Statement on Form S-1 will be declared effective, or that the proposed underwritten public offering will be completed. If we are unable to obtain additional financing when needed, we may be required to curtail or reduce our planned operations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Fair Value of Contingent Consideration

The most significant critical accounting estimate relates to the fair value measurement of contingent consideration liabilities associated with the acquisitions of 42 Telecom and TVS. These liabilities are classified as Level 3 within the fair value hierarchy and are remeasured at each reporting date using significant unobservable inputs including the Company’s stock price, equity volatility, risk-free rates, projected revenues and operating profits, and a discount for lack of marketability. As of June 30, 2026, the aggregate contingent consideration liability was $16,394, comprising $932 related to the 42 Telecom acquisition and $15,462 related to the TVS acquisition, after giving effect to the partial settlement of the Telvantis contingent consideration through the issuance of 6,924,700 shares of common stock on May 22, 2026. For the three months ended June 30, 2026, the Company recognized a non-cash gain of $9,886 from the change in fair value of contingent consideration. For the six months ended June 30, 2026, the Company recognized a net non-cash gain of $3,972, comprising a $5,914 non-cash loss recognized during the three months ended March 31, 2026 and a $9,886 non-cash gain recognized during the three months ended June 30, 2026. In addition, the Company recognized a settlement of contingent consideration of $14,474 during the six months ended June 30, 2026, representing the fair value of shares issued in satisfaction of the Telvantis earn-out obligation in accordance with ASC 805-30-35-1. See Note 4 — Fair Value Measurements for further details.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our Annual Report on Form 10-K for the year ended December 31, 2025 which related to a lack of an accounting staff resulting in a lack of segregation of duties necessary for an effective system of internal control. The weakness in segregation of duties will continue to exist until such time as management can retain internal staff to properly segregate duties. On June 5, 2026, the Company filed Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to correct management’s conclusion that internal control over financial reporting was effective as of December 31, 2024; because material weaknesses existed as of that date, internal control over financial reporting was not effective, and investors should not rely on the conclusion set forth in the original filing.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Refer to Note 14 — Commitments and Contingencies for a description of the Company’s current legal proceedings, including the Tellza, Inc. v. Telvantis Voice Services Inc. matter and the 42 Telecom Ltd. v. Symplify Technologies AB matter. There were no material developments in these matters during the six months ended June 30, 2026, other than as described in Note 14.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the six months ended June 30, 2026, the Company issued an aggregate of 8,037,200 shares of common stock in the following unregistered transactions:

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

On May 21, 2026, the Board of Directors determined that the revenue-based performance milestone under the Stock Purchase Agreement for Telvantis Voice Services, Inc. had been achieved for the fiscal year ended December 31, 2025 and, pursuant to that determination, the Company issued an aggregate of 6,924,700 shares of common stock to the designated recipients, as reported on the Company’s Current Report on Form 8-K filed May 27, 2026. The issuance of these shares was made in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the shares are subject to lock-up, trickle-out and beneficial ownership limitation agreements. The shares were issued for non-cash consideration in partial settlement of the earn-out consideration payable under the Telvantis Stock Purchase Agreement. Included in that issuance were 1,041,000 shares issued on May 22, 2026 to an entity controlled by Daniel Gilcher, the Company’s Chief Financial Officer, in settlement of certain obligations of Telvantis, Inc. and those shares did not constitute compensation for services to the Company.

On June 1, 2026, the Company issued 12,500 shares of common stock at a purchase price of $1.60 per share for total gross proceeds of $20 pursuant to the private placement offering approved by the Board of Directors on March 16, 2026. The offering was conducted under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, and was made to a single non-affiliated accredited investor. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The investor represented that it was acquiring the securities for investment purposes and not with a view to distribution. No general solicitation or advertising was used in connection with the offer or sale of these securities.

The net proceeds from the private placement have been and will be used to fund ongoing operations, corporate infrastructure, and working capital requirements in connection with the Company’s planned Nasdaq Stock Market uplisting.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

List of Exhibits
3(i)(1)	Articles of Incorporation of Spectral Capital Corporation, dated September 13, 2000, incorporated by reference to Exhibit 3(a) on Form 10-SB filed May 1, 2003.
3(i)(2)	Certificate of Amendment to Articles of Incorporation of Spectral Capital Corporation, dated June 17, 2007, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 7, 2004.
3(ii)	By-laws of Spectral Capital Corporation, dated September 14, 2000, incorporated by reference to Exhibit 3(b) on Form 10-SB filed May 1, 2003.
10.1	Definitive Share Exchange (previously filed on form 8K on July 15, 2025). between Spectral Capital Corporation and 42 Telecom Ltd.
10.2	Closing Certificated dated August 1, 2025, executed by Spectral Capital Corporation, Heritage Ventures Ltd., and 42 Telecom Ltd. (previously filed on form 8K on August 4, 2025)
10.3	Addendum dated August 1, 2025 to the Definitive Share Exchange Agreement dated July 15, 2025, by and among Spectral Capital Corporation, Heritage Ventures Ltd., and 42 Telecom Ltd. (previously filed on form 8K on August 4, 2025)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2026	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Daniel Gilcher
Daniel Gilcher
Chief Financial Officer and Principal Financial and Accounting Officer