Form 10-Q
period 2026-09-30
SPECTRAL CAPITAL Corp
filed 2026-11-13
CIK 1131903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, we have 96,291,416 shares of Common Stock outstanding, par value $0.0001 per share.

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

ii

Item 1: Financial Statements

Our unaudited condensed consolidated financial statements for the three and nine ended September 30, 2026 and 2025 are part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026, AND DECEMBER 31, 2025

(In thousands, except per share data and share count)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,721	$2,087
Restricted cash	20	21
Accounts receivable, net	197,657	32,528
Accounts receivable, related party	9,404	11,710
Contract assets	797	3,840
Contract assets, related party	-	2,634
Due from related party	1,370	1,358
Prepaid expenses and other current assets	1,927	5,273
Total current assets	215,896	59,451
Property, plant and equipment, net	108	126
Intangible assets, net	35,912	41,438
Capital work-in-progress	277	439
Goodwill	48,697	48,697
Other receivable, related party	411	427
Right of use asset	115	168
Total assets	$301,416	$150,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,483	$34,441
Accounts payable, related party	3,683	9,261
Accrued expenses and other current liabilities	3,486	2,407
Related party advances	110	-
Due to related party	7,897	7,997
Accounts receivable financing facility	16,916	12,674
Contingent consideration	17,871	34,839
Contract liabilities	398	335
Operating lease liability,current portion	65	65
Total current liabilities	242,909	102,019
Operating lease liability,net of current portion	50	102
Deferred tax liability	4,469	4,470
Total liabilities	247,428	106,591

Commitments and contengencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized no shares issued and outstanding
Series Quantum Preferred stock, par value $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001, 300,000,000 shares authorized 96,291,416 and 88,254,216 shares issued and outstanding as of September 30, 2026 and December 31, 2025	10	9
Common stock to be issued (500,000 and 1,500,000 shares as of September 30, 2026 and December 31, 2025)	1,135	3,407
Additional paid-in capital	91,791	74,243
Accumulated deficit	(38,803)	(33,415)
Accumulated other comprehensive income	77	133
Total stockholders’ equity	54,210	44,377
Non-controlling interest	(222)	(222)
Total stockholders’ equity	53,988	44,155
Total liabiliites and stockholders’ equity	$301,416	$150,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except per share data and share count)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$219,042	$2,717	$865,727	$2,717
Revenue, related party	53	422	157	422
Total revenues	219,095	3,139	865,884	3,139
Cost of revenue	215,779	2,045	856,978	2,045
Cost of revenue, related party	-	384	121	384
Total cost of revenues	215,779	2,429	857,099	2,429
Gross profit	3,316	710	8,785	710

Operating expenses:
Selling, general and administrative	1,801	597	6,643	1,671
Wages and benefits	762	442	2,234	514
Depreciation and amortization	1,996	644	5,988	644
Total operating expenses	4,559	1,683	14,865	2,829
Loss from operations	(1,243)	(973)	(6,080)	(2,119)

Other income (expense):
Interest expense, net	(494)	(3)	(1,379)	(3)
Change in fair value of contingent consideration	(1,478)	-	2,494	-
Other income	-	14	4	14
Total other income (expense)	(1,972)	11	1,119	11
Loss before income taxes	(3,215)	(962)	(4,961)	(2,108)
Income taxes	155	3	427	3
Net loss	$(3,370)	$(965)	$(5,388)	$(2,111)

Net loss attributable to Non-controlling interests	$-	$-	$-	$-
Net loss attributable to the Company	$(3,370)	$(965)	$(5,388)	$(2,111)

Other comprehensive income (loss):
Foreign currency translation income (loss)	39	19	(56)	19
Total comprehensive loss	$(3,331)	$(946)	$(5,444)	$(2,092)

Net loss per share attributable to the Company
Basic	(0.03)	(0.01)	(0.06)	(0.03)
Diluted	(0.03)	(0.01)	(0.06)	(0.03)
Weighted average shares outstanding
Basic	96,291,416	73,029,654	92,505,417	69,495,611
Diluted	96,291,416	73,029,654	92,505,417	69,495,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except share count)

	Series Quantum Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid-In	Non-Controlling	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Income	Deficit	(Deficit)
Balances at December 31, 2024	1,000,000	$-	67,699,302	$7	-	$-	$33,629	$(222)	$-	$(34,333)	$(919)
Stock-based compensation	-	-	-	-	-	-	416	-	-	-	416
Net loss	-	-	-	-	-	-	-	-	-	(660)	(660)
Balances at March 31, 2025	1,000,000	$-	67,699,302	$7	-	$-	$34,045	$(222)	$-	$(34,993)	$(1,163)
Sale of common stock	-	-	74,700	-	-	-	85	-	-	-	85
Stock-based compensation	-	-	-	-	-	-	220	-	-	-	220
Settlement of related party liabilities	(1,000,000)	-	-	-	-	-	676	-	-	-	676
Net loss	-	-	-	-	-	-	-	-	-	(487)	(487)
Balances at June 30, 2025	-	$-	67,774,002	$7	-	$-	$35,026	$(222)	$-	$(35,480)	$(669)
Common stock issued pursuant to business combination			8,000,000	1			18,399	-	-	-	18,400
Common stock issued pursuant to private placement			320,000	-	-	-	320	-	-	-	320
Stock-based compensation			214	-	-	-	221	-	-	-	221
Net loss										(965)	(965)
Foreign currency translation adjustment									19		19
Balances at September 30, 2025	-	$-	76,094,216	$8	-	$-	$53,966	$(222)	$19	$(36,445)	$17,326

Balances at December 31, 2025	-	$-	88,254,216	$9	1,500,000	$3,407	$74,243	$(222)	$133	$(33,415)	$44,155
Stock-based compensation	-	-	-	-	-	-	275	-	-	-	275
Common stock issued pursuant to business combination	-	-	1,000,000	-	(1,000,000)	(2,272)	2,272	-	-	-	-
Common stock issued pursuant to private placement	-	-	100,000	-	-	-	200	-	-	-	200
Net loss	-	-	-	-	-	-	-	-		(9,405)	(9,405)
Foreign currency translation adjustment									(87)		(87)
Balances at March 31, 2026	-	$-	89,354,216	$9	500,000	$1,135	$76,990	$(222)	$46	$(42,820)	$35,138
Stock-based compensation			-	-	-	-	227	-	-	-	227
Common stock issued pursuant to business combination			6,924,700	1			14,473	-	-	-	14,474
Common stock issued pursuant to private placement	-	-	12,500	-	-	-	20	-	-	-	20
Net income										7,387	7,387
Foreign currency translation adjustment									(8)		(8)
Balances at June 30, 2026	-	$-	96,291,416	$10	500,000	$1,135	$91,710	$(222)	$38	$(35,433)	$57,238
Stock-based compensation			-	-	-	-	81				81
Net loss			-	-	-	-	-			(3,370)	(3,370)
Foreign currency translation adjustment									39		39
Balances at September 30, 2026	-	$-	96,291,416	$10	500,000	$1,135	$91,791	$(222)	$77	$(38,803)	$53,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,388)	$(2,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	583	857
Amortization of right of use assets	53	11
Change in fair value of contingent consideration	(2,494)	-
Depreciation	40	8
Amortization of intangibles	5,948	636
Deferred tax adjustment	-	1
Amortization of prepaid expenses	3,291	-
Provision for ECL	529	-
Changes in operating assets and liabilities:
Accounts receivable	(165,658)	(183)
Accounts receivable, related party	2,306
Contract assets	3,043	(835)
Contract assets, related party	2,634	-
Prepaid expenses and other current assets	55	132
Other receivable, related party	15	(8)
Due to / from related party	(92)	144
Accounts payable	158,042	884
Accounts payable, related party	(5,577)	-
Accrued expenses and other current liabilities	1,079	(113)
Contract liabiliites	63	85
Deferred tax liability	(1)	-
Operating lease liabilities, net	(52)	(11)
Net cash used in operating activities	(1,581)	(503)
Cash flows from investing activities:
Cash and restricted cash acquired from business combination	-	298
Purchase of property, plant and equipment	(22)	(40)
Software development capitalization	(260)	(67)
Net cash (used in) provided by investing activities	(282)	191
Cash flows from financing activities:
Short-term advances, related party	110	220
Repayment of loan	(20)	(1)
Short-term loan		10
Accounts receivable financing facility	4,242	-
Proceeds from sale of common stock	220	405
Net cash provided by financing activities	4,552	634
Effect of exchange rate changes on cash and cash equivalents	(56)	18
Net change in cash and cash equivalents	2,633	340
Cash and cash equivalents and restricted cash at beginning of period	2,108	107
Cash and cash equivalents and restricted cash at end of period	$4,741	$447

Reconciliation of cash and restricted cash:
Cash at beginning of period	$2,087	$107
Restricted cash at beginning of period	21	-
Cash and restricted cash at beginning of period	$2,108	$107

Cash at end of period	$4,721	$426
Restricted cash at end of period	20	21
Cash and restricted cash at end of period	$4,741	$447

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$943	$-

Non-cash investing and financing activities:
Settlement of related party liabilities	$-	$676
Common stock issued in settlement of earn-out contingent consideration	$14,474	$-
Issuance of common stock pursuant to business combination	$-	$18,400
Contingent consideration liability recognized with business combination	$-	$2,300

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

In August 2026, the Company formed Spectral Digital Infrastructure Inc., a Delaware corporation incorporated on August 19, 2026, as a wholly owned subsidiary. As of September 30, 2026, Spectral Digital Infrastructure Inc. had no operations and no significant assets or liabilities.

As such, the Company currently exists as a holding company with 42 Telecom Ltd. as a directly held subsidiary—through which 42 Telecom AB Ltd., 42 Telecom UK Ltd., and Arcus Technologies Ltd. operate—Telvantis Voice Services, Inc. as a direct operating subsidiary, through which Phonetime, Inc. and Matchcom Telecommunications, Inc. operate, and Spectral Digital Infrastructure Inc. as a direct subsidiary with no operations. The Company also holds a 60% interest in each of Noot Holdings, Inc. and Monitr Holdings, Inc., which are consolidated, and the remaining 40% interest in each is reflected as a non-controlling interest.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows have been included. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

All amounts in these unaudited condensed consolidated financial statements are presented in thousands of U.S. dollars, except per share data and share counts, unless otherwise noted.

Certain amounts for the three and nine months ended September 30, 2025 have been reclassified to conform to the current-period presentation and to the presentation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Revenue of $422 and cost of revenue of $384 from Mexedia SpA, a related party during that period, have been reclassified to revenue, related party and cost of revenue, related party, respectively, and depreciation and amortization of $644 previously included in selling, general and administrative expenses has been presented separately. These reclassifications had no effect on total revenues, gross profit, loss from operations or net loss.

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

As of September 30, 2026, the Company had cash and cash equivalents of $4,721 and an accumulated deficit of $38,803. Total current liabilities of $242,909 exceeded total current assets of $215,896, resulting in a working capital deficit of $27,013. Included within current liabilities is $17,871 of contingent consideration arising from the acquisitions of Telvantis. Pursuant to the terms of the respective acquisition agreements, the contingent consideration obligations are expected to be settled through the issuance of shares of the Company’s common stock upon achievement of specified performance conditions. Accordingly, the contingent consideration does not represent a cash funding requirement of the Company. Excluding contingent consideration, the working capital deficit was $9,142 as of September 30, 2026. The Company does not have any significant long-term debt maturities within the evaluation period and is not in breach of any financial covenants. However, as described in Note 11 — Related Party Transactions, Telvantis has not made the scheduled monthly payments of $75 under its pre-acquisition loan obligations to Mexedia DAC, a related party, and the outstanding balance of $7,213 is due and payable as of September 30, 2026. This balance is included in current liabilities and was considered in management’s evaluation of the Company’s ability to continue as a going concern.

In evaluating the Company’s ability to continue as a going concern, management considered the Company’s cash and cash equivalents, its net cash used in operating activities, and its working capital deficit, excluding contingent consideration expected to be settled through the issuance of common stock. Although management expects continued revenue generation from 42 Telecom and Telvantis, current cash and cash equivalents may not be sufficient to satisfy the Company’s obligations as they become due within one year after the date that these financial statements are issued.

To date, the Company has funded operations primarily through the sale of equity securities and advances from related parties. During the nine months ended September 30, 2026, the Company received $220 in proceeds from the sale of common stock and $110 in related party advances.

Management’s plans to address the Company’s liquidity needs are as follows:

On July 17, 2026, the Company publicly filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which has since been amended, for a proposed underwritten public offering of its common stock in connection with its planned listing on The Nasdaq Capital Market. As of the date these condensed consolidated financial statements were issued, the offering had not been priced. The Company intends to use a portion of the net proceeds from the offering to fund working capital and settle current obligations. In addition, 42 Telecom and Telvantis maintain a Master Participation Agreement with Fasanara Securitisation S.A., under which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services. The Company intends to continue using this arrangement to fund its near-term working capital needs. If the offering is delayed or not completed, management intends to pursue alternative sources of financing, including private placements of equity securities, strategic investment arrangements, and continued advances from related parties. Management also continues to moderate discretionary expenditures to preserve liquidity.

The completion of the offering and the availability of other financing are outside of management’s control and are not considered probable as of the date these financial statements were issued. There can be no assurance that the offering will be completed, that the Company’s Nasdaq listing application will be approved, or that sufficient financing will be obtained on terms acceptable to the Company, or at all. Accordingly, management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Integration and acquisition risks: The Company completed two significant acquisitions during 2025 — 42 Telecom, which closed on August 1, 2025, and Telvantis, which closed on December 31, 2025. The successful integration of both acquired businesses continues to involve significant operational, financial, and management challenges, including the coordination of personnel, technology platforms, customer relationships, and financial reporting processes across multiple jurisdictions. Failure to integrate these businesses effectively, or to realize the anticipated benefits of either acquisition, could adversely affect the Company’s financial condition, results of operations, and cash flows.

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

●

Telvantis Voice Services, Inc. and its wholly owned subsidiaries — Phonetime, Inc. (U.S.) and Matchcom Telecommunications, Inc. (U.S.) — wholly owned by Spectral from December 31, 2025; and

Spectral Digital Infrastructure Inc. (wholly owned, from its formation on August 19, 2026).

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, contract assets, accounts receivable — related party and other current assets, other receivables, related party receivables and advances, accounts payable and accrued liabilities, contract liabilities, financing liabilities arising from the Company’s receivables participation arrangements, and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these unaudited condensed consolidated financial statements. The Company’s operating lease liability and right-of-use asset are recorded based on the present value of future lease payments discounted at the rate implicit in the lease or the Company’s incremental borrowing rate, in accordance with ASC 842, Leases.

The Company measures certain assets and liabilities at fair value on a nonrecurring basis, including assets acquired and liabilities assumed in business combinations, and property, plant and equipment and intangible assets written down to fair value when determined to be impaired. The Company also measures certain liabilities at fair value on a recurring basis. The contingent consideration liabilities recorded in connection with the acquisitions of 42 Telecom and Telvantis are remeasured to fair value each reporting period, with changes recognized in earnings, and are classified as Level 3. The fair value of these liabilities is determined using a Monte Carlo simulation incorporating a Black-Scholes framework and a discount for lack of marketability determined using a Black-Scholes put option model. The contingent consideration liability recorded in connection with the acquisition of 42 Telecom was remeasured to fair value each reporting period until the lock-up period expired in July 2026. Upon completion of the valuation guarantee measurement, the guarantee was determined to be satisfied. Accordingly, the liability was reduced to zero, and the resulting gain was recognized during the three months ended September 30, 2026. See Note 4 — Fair Value Measurements for further details.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Actual results could differ materially from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	discount rate applied in determining right-of-use assets and operating lease liabilities;

●	allowances for income taxes, related valuation allowances, and uncertain tax positions;

●	recoverability of long-lived assets and their related estimated lives, including internally developed software and acquired intangible assets;

●	accrual of estimated liabilities;

●	evaluation of goodwill for impairment;

●	allowances for credit losses on accounts receivable and contract assets;

●	fair value of share-based compensation and equity issued for services;

●	fair value of assets acquired and liabilities assumed in business combinations, including the identification, valuation, and estimated useful lives of acquired intangible assets, and the fair value of contingent consideration; and

●	revenue recognition, including the estimation of variable consideration such as billing disputes, credits and volume-based discounts, and the determination of whether the Company acts as principal or agent in its telecommunications services arrangements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase, including certificates of deposit and money market funds that are readily convertible into known amounts of cash. The Company also maintains restricted cash representing collateral required in connection with its corporate credit card program. As of September 30, 2026 and December 31, 2025, the Company had restricted cash balances of $20 and $21, respectively. Restricted cash is excluded from cash and cash equivalents and is presented separately on the condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2026, the Company’s revenues were derived primarily from the international voice termination operations of Telvantis Voice Services, Inc. Three customers individually accounted for approximately 48%, 27%, and 20% of consolidated revenues, respectively, for the three months ended September 30, 2026, and approximately 49%, 25%, and 21% of consolidated revenues, respectively, for the nine months ended September 30, 2026, collectively representing approximately 95% of consolidated revenues in each period. The loss of any one of these customers could have a material adverse effect on the Company’s results of operations and financial condition. For the three and nine months ended September 30, 2025, the Company’s revenues were derived from 42 Telecom from August 1, 2025, and two customers accounted for approximately 14% and 13% of consolidated revenues, the latter being Mexedia SpA, a related party.

The Company’s cost of revenues is similarly concentrated among a limited number of voice termination suppliers. Three vendors individually accounted for approximately 49%, 26%, and 20% of consolidated cost of revenues, respectively, for the three months ended September 30, 2026, and approximately 49%, 25%, and 19% of consolidated cost of revenues, respectively, for the nine months ended September 30, 2026, collectively representing approximately 95% and 93% of consolidated cost of revenues for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, Mexedia SpA, a related party, accounted for approximately 16% of consolidated cost of revenues.

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

The same counterparties that represent the Company’s largest customers can also represent its largest vendors, reflecting the nature of the international VoIP carrier business in which carriers act as both buyers and sellers of voice termination capacity depending on destination-specific routing economics. The Company presents accounts receivable and accounts payable with these counterparties on a gross basis in the condensed consolidated balance sheets in accordance with ASC 210-20-45, as the conditions necessary to offset — including a legally enforceable right of setoff and intent to settle net — have not been met with respect to these trade balances. The gross accounts receivable and accounts payable attributable to these reciprocal counterparties were approximately $186,689 and $180,062, respectively, as of September 30, 2026. Included within these amounts are $9,332 of accounts receivable and $3,679 of accounts payable attributable to Mexedia SpA and Mexedia DAC, related parties of the Company as described in Note 11 — Related Party Transactions.

Accounts Receivable, net and Accounts Receivable, Related Party

The Company’s accounts receivable consist primarily of amounts due from customers for telecommunications and messaging services provided by 42 Telecom and Telvantis. Receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses based on management’s periodic assessment of factors including customer payment history, creditworthiness, aging of receivable balances, current economic conditions, and historical collection experience. Receivables determined to be uncollectible are written off against the allowance when collection efforts have been exhausted. In accordance with ASC 326, Financial Instruments — Credit Losses, the allowance for credit losses represents management’s estimate of expected losses based on historical experience, current conditions, and reasonable and supportable forecasts over the contractual life of accounts receivable. As of September 30, 2026 and December 31, 2025, the allowance for credit losses was $2,854 and $2,469, respectively. The increase of $385 reflects a provision for expected credit losses of $529 recognized during the nine months ended September 30, 2026, partially offset by write-offs, net of recoveries, and foreign currency translation of $144.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of advance payments for services and operational costs to be consumed within one year, prepaid taxes, and deposits related to the Company’s telecommunications and technology operations. Prepaid consulting and marketing services representing common stock issued for future services are recorded at the fair value of the shares on the date of issuance and recognized ratably as expense over the contractual service period. As of September 30, 2026 and December 31, 2025, prepaid expenses and other current assets totaled $1,927 and $5,273, respectively.

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

The Company reviews PP&E for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were identified during the three and nine months ended September 30, 2026 and 2025.

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

Capitalized Software Development

42 Telecom capitalizes certain costs incurred during the application development stage of internal-use software projects in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include direct labor and related benefits for employees engaged in software development activities and qualifying third-party contractor fees. Costs incurred during the preliminary project and post-implementation stages, including training, maintenance, and data conversion, are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over five years upon being placed into service. As of September 30, 2026 and December 31, 2025, capital work-in-progress related to software development totaled $277 and $439, respectively. As of September 30, 2026 and December 31, 2025, $286 and $294, respectively, internally developed software placed into services classified as Intangible assets, net in the consolidated balance sheet.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount to the sum of undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying amount over the asset’s fair value, generally determined using estimated discounted future cash flows. No impairment indicators were identified, and no impairment losses were recognized, during the three and nine months ended September 30, 2026 and 2025.

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

Goodwill recognized in connection with the acquisitions of 42 Telecom and Telvantis represents the residual consideration after allocation to identifiable net assets. The purchase price allocation for 42 Telecom was finalized upon the close of the measurement period on August 1, 2026, with no measurement period adjustments recorded. The purchase price allocation for Telvantis is preliminary and subject to change upon completion of the measurement period, which ends on December 31, 2026. No goodwill impairment indicators were identified during the three and nine months ended September 30, 2026 and 2025.

Contingent Consideration

The Company records contingent consideration at its estimated acquisition-date fair value as part of the total consideration transferred in a business combination in accordance with ASC 805. Contingent consideration is classified as either a liability or equity based on the terms of the arrangement. Contingent consideration classified as a liability is remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations and comprehensive loss, until the arrangement is settled or expires. Upon settlement through the issuance of common stock, the liability is remeasured to fair value immediately prior to the settlement date, with the corresponding gain or loss recognized in earnings, and is then relieved with a corresponding increase to common stock and additional paid-in capital based on the fair value of the shares issued. The fair value of contingent consideration is estimated using a Monte Carlo simulation incorporating projected financial performance metrics, simulated share prices, equity volatility, and a discount for lack of marketability determined using a Black-Scholes put option model. Because the valuation relies on significant unobservable inputs, contingent consideration is classified as Level 3 within the fair value hierarchy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The Company generates revenue through the following streams:

Messaging and Voice Services — includes SMS aggregation, enterprise messaging, instant messaging (Viber), and VoIP-based international voice termination services. Revenue is recognized at a point in time when each message, call minute, or lookup is successfully processed and transmitted. Revenue is generated through the duration of telephone traffic between carrier customers calculated on a minute-by-minute basis for voice services, and on a per-message basis for messaging services. These services represented substantially all of the Company’s revenues for the three and nine months ended September 30, 2026.

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

The following table presents disaggregated revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Voice Services, at a point in time	$214,885	$-	$853,288	$-
Messaging Services, at a point in time	4,186	3,122	12,506	3,122
Platform Leasing, over time	24	17	90	17
	$219,095	$3,139	$865,884	$3,139

For the three months ended September 30, 2026, Telvantis and its subsidiaries contributed approximately 98% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 2%. For the nine months ended September 30, 2026, Telvantis and its subsidiaries contributed approximately 99% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 1%. All revenue recognized during the three and nine months ended September 30, 2025 was generated by 42 Telecom and its subsidiaries from August 1, 2025, the date of acquisition. Telvantis was acquired on December 31, 2025 and did not contribute revenue in 2025.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Contract Assets

Contract assets represent amounts recognized as revenue for performance obligations satisfied under customer contracts where the Company’s right to payment is not yet unconditional, primarily consisting of accrued income on messaging and voice traffic where services were delivered at a point in time during the period but invoices are issued following month-end volume reconciliation with counterparties, at which point the balance reclassifies to accounts receivable. As of September 30, 2026 and December 31, 2025, contract assets were $797 and $6,474, respectively, of which $0 and $2,634 were with related parties.

Contract Liabilities

Contract liabilities represent amounts billed or collected from customers in advance of satisfying performance obligations under customer contracts. These balances are presented within current liabilities in the condensed consolidated balance sheets based on the expected timing of revenue recognition and are recognized as revenue when the related performance obligations are fulfilled. As of September 30, 2026 and December 31, 2025, contract liabilities were $398 and $335, respectively. Substantially all of the contract liabilities as of December 31, 2025 were recognized as revenue during the nine months ended September 30, 2026. The Company applies the practical expedients in ASC 606-10-50-14 and 50-14(b) and does not disclose information about remaining performance obligations, as its contracts have an original expected duration of one year or less and revenue is recognized in the amount to which the Company has the right to invoice.

Cost of Revenue

Cost of revenue consists of direct expenses incurred in providing telecommunications and platform services and is recognized in the period in which the related revenues are earned. Cost of revenue includes accruals for third-party service providers, purchases of services, and charges for telecommunication services inside and outside the EU, including data, voice, and connectivity costs. It includes wholesale carrier and traffic fees, consultancy and technical service costs directly tied to service delivery, commissions and referral fees related to customer acquisition or usage. It also includes network operations costs, co-location fees for server hosting, personnel costs associated with customer care. Additionally, platform or PaaS licensing fees and other directly attributable costs necessary to fulfill service obligations, such as internally generated software amortization used in service infrastructure, are included. These costs are recorded when incurred and matched to the related revenue in accordance with U.S. GAAP expense recognition principles.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Employee Benefits

Pursuant to Malta regulations, contributions to pension schemes are voluntary. The Company provides pension contributions to team management members. Pension contributions are expensed as incurred. For the three and nine months ended September 30, 2026, pension plan contributions totaled $2 and $6, respectively. For the three and nine months ended September 30, 2025, pension plan contributions totaled $2.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity resulting from transactions and economic events other than those with shareholders. For the Company, the only component of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 relates to foreign currency translation adjustments arising from the consolidation of 42 Telecom, whose functional currencies include the Euro, Swedish Krona, British Pound, which differ from or are translated into the Company’s reporting currency of U.S. dollars. These translation adjustments are recorded in other comprehensive income (loss) and accumulated in stockholders’ equity under accumulated other comprehensive loss. No other components of other comprehensive income (loss) were recognized during the three and nine months ended September 30, 2026 and 2025.

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

Telvantis Voice Services, Inc. and its U.S. subsidiaries, Phonetime, Inc. and Matchcom Telecommunications, Inc., and Spectral Digital Infrastructure Inc., have the U.S. dollar as their functional currency and accordingly do not give rise to translation adjustments.

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

The exchange rates used in the preparation of the unaudited condensed consolidated financial statements are as follows:

The relevant translation rate are as follows:

-	For the nine months ended September 30, 2026, closing rate 1.13462 US$: EURO, 0.10009 US$: SEK, 1.32308 US$: GBP.

-	For the nine months ended September 30, 2026, average rate 1.15428 US$: EURO, 0.104315 US$: SEK, 1.33429 US$: GBP.

For the three and nine months ended September 30, 2026, the Company recorded foreign currency translation adjustments of $39 and $(56), respectively, which are included in other comprehensive income (loss). For the three and nine months ended September 30, 2025, the Company recorded foreign currency translation adjustments of $19, which are included in other comprehensive income (loss). The 2025 amounts reflect the period from August 1, 2025, the date 42 Telecom was acquired.

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

Earnings Per Share (EPS)

Basic net loss per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of potentially dilutive securities, determined using the treasury stock method for stock options and warrants, the if-converted method for convertible instruments, and the contingently issuable share guidance in ASC 260-10-45-48 through 45-57 for contingently issuable shares. In periods of net loss, all potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

For the three and nine months ended September 30, 2026 and 2025, the Company reported a net loss. Accordingly, all potentially dilutive securities were excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive, and basic and diluted net loss per share are the same for all periods presented.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive: stock options to purchase 3,846,875 and 3,646,875 shares of common stock as of September 30, 2026 and 2025, respectively, and 1,575,300 contingently issuable Telvantis Earn-Out Shares as of September 30, 2026. Additional shares that may become issuable under the Telvantis minimum $65,000 share-value guarantee are also excluded; the number of such shares depends on the Company’s future stock price and is not currently determinable.

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

Noot Holdings, Inc. and Monitr Holdings, Inc. had no operations during the three and nine months ended September 30, 2026 and 2025, and accordingly no net income or loss was attributable to non-controlling interests during either period. The non-controlling interest balance remained $(222) as of both September 30, 2026 and December 31, 2025.

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

The Company recorded income tax expense of $155 and $427 for the three and nine months ended September 30, 2026, respectively, despite consolidated pre-tax losses of $3,215 and $4,961, respectively. The expense reflects current tax on the taxable income of 42 Telecom’s operations in Malta and Sweden. The Company does not recognize an income tax benefit for losses in the United States, including losses of the parent company, because it maintains a full valuation allowance against its U.S. net deferred tax assets. Consistent with ASC 740-270, jurisdictions with ordinary losses for which no tax benefit can be recognized are excluded from the estimated annual effective tax rate computation. Income tax expense of $3 for the three and nine months ended September 30, 2025 relates to 42 Telecom for the period from August 1, 2025, the date of its acquisition.

The Company recognizes uncertain tax positions only when it is more likely than not that the position will be sustained upon examination, with the tax benefit measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Interest and penalties related to uncertain tax positions are recognized within the income tax provision.

Recently Adopted Accounting Pronouncements

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025. The Company adopted ASU 2025-05 on January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2024-03 — Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01. The ASU requires public business entities to disclose specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its related disclosures.

ASU 2025-06 — Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the project and it is probable the project will be completed and the software will be used to perform its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06, including on the capitalized internally developed software costs of 42 Telecom.

Management has reviewed other accounting standards updates issued through the date these condensed consolidated financial statements were issued and does not expect them to have a material impact on the Company’s condensed consolidated financial statements.

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

The total purchase price consideration was $20,000, consisting of $12,880 of common stock issued and $7,120 of contingent consideration measured at acquisition-date fair value. Contingent consideration is classified as a liability and remeasured at fair value at each reporting date, with changes recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Upon expiration of the lock-up period in July 2026, the valuation guarantee was determined to be satisfied. Accordingly, the contingent consideration liability was reduced to zero as of September 30, 2026. The Company recognized a gain of $932 on this remeasurement during the three months ended September 30, 2026, and a net gain of $3,734 on the remeasurement of the 42 Telecom contingent consideration during the nine months ended September 30, 2026. See Note 4 — Fair Value Measurements for further details.

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

Goodwill of $12,520 reflects the expected synergies from 42 Telecom’s telecommunications operations, the going-concern value of the assembled workforce, and future economic benefits from assets that do not qualify for separate recognition. Goodwill includes a $3,268 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identified intangible assets, as no step-up in tax basis was obtained. During the year ended December 31, 2025, goodwill increased by $691 as a measurement period adjustment for a dividend declared to Heritage Ventures Ltd. in respect of pre-acquisition retained earnings, resulting in goodwill of $13,211 as of September 30, 2026. The measurement period for the 42 Telecom acquisition ended on August 1, 2026, and the purchase price allocation is final. No measurement period adjustments were recorded during the three and nine months ended September 30, 2026. Goodwill recognized in connection with the 42 Telecom acquisition is not deductible for income tax purposes.

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

The total purchase price consideration was $34,513, consisting of $3,407 of common stock issued and $31,106 of contingent consideration measured at acquisition-date fair value. On January 9, 2026, 1,000,000 of the shares previously classified as common stock to be issued were formally issued, with the remaining 500,000 shares continuing to be classified as common stock to be issued within stockholders’ equity as of September 30, 2026.

Contingent consideration is classified as a liability and remeasured to fair value at each reporting date, with changes recognized in the unaudited condensed consolidated statements of operations, until settled or expired. On May 22, 2026, the Company issued 6,924,700 shares of common stock in partial settlement of the earn-out component of the contingent consideration. Immediately prior to issuance, the earn-out component was remeasured to fair value, with the resulting gain of $1,214 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. The contingent consideration liability was then partially relieved for $14,474 — the fair value of the shares issued, based on the quoted closing price on the issuance date — with a corresponding increase to common stock and additional paid-in capital. The Company’s Min $65,000 Share-Value Guarantee obligation was not settled and remains outstanding as of September 30, 2026, continuing to be remeasured at fair value each reporting period. See Note 4 — Fair Value Measurements for further details.

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

Goodwill of $35,487 reflects the expected synergies from combining Telvantis’ voice termination and telecommunications services with the Company’s platform, the going-concern value of the assembled workforce, and future economic benefits from assets that do not qualify for separate recognition. Goodwill includes a $2,238 increase pursuant to ASC 805-740-25-8 for the recognition of a deferred tax liability on identified intangible assets, as no step-up in tax basis was obtained. The purchase price allocation is provisional and subject to adjustment within the 12-month measurement period ending December 31, 2026. The provisional amounts relate primarily to the valuation of the identified intangible assets, the acquisition-date fair value of the contingent consideration and the related deferred tax effects, which the Company has not yet finalized. No measurement period adjustments were recorded during the three and nine months ended September 30, 2026. Goodwill recognized in connection with the Telvantis acquisition is not deductible for income tax purposes.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, classified within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

September 30, 2026
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$-	$-
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$17,871	$17,871
Total liabilities	$-	$-	$17,871	$17,871

December 31, 2025
Liabilities:
Contingent consideration - 42 Telecom Ltd.	$-	$-	$3,733	$3,733
Contingent consideration - Telvantis Voice Services, Inc.	$-	$-	$31,106	$31,106
Total liabilities	$-	$-	$34,839	$34,839

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The Company had no assets measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025. The contingent consideration liabilities are classified as Level 3 within the fair value hierarchy as their valuation requires significant unobservable inputs. There were no transfers between levels during the nine months ended September 30, 2026.

The fair value of the 42 Telecom contingent consideration was remeasured at each reporting date through the expiration of the lock-up period in July 2026 using a risk-neutral Monte Carlo simulation of projected FCCN share prices, consistent with the methodology applied at the acquisition date. Upon expiration of the lock-up period, the valuation guarantee was determined based on the 30-day volume-weighted average price of FCCN’s common stock, which exceeded the price at which the 8,000,000 shares issued at closing are valued at $30,000. Accordingly, no additional shares were issuable under the valuation guarantee. Because Forty Two’s fiscal year 2025 net profit did not exceed the threshold required for Bonus Shares to be issuable under Section 4.2 of the Share Exchange Agreement, the liability was reduced to zero as of September 30, 2026. The Company recognized a gain of $932 for the three months ended September 30, 2026 and a net gain of $3,734 for the nine months ended September 30, 2026 on the 42 Telecom contingent consideration, recognized within change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of filing this document, at the current share price the consideration for 42 Telecom would entail additional share issuances to satisfy the $30,000 valuation guarantee but not a higher total consideration. Furthermore, per section 4.3 of the Share Exchange Agreement, since the Company has not achieved an uplisting to the NASDAQ entry tier marketplace, the Seller holds a right to rescind the transaction, at its sole discretion.

The fair value of the Telvantis contingent consideration was remeasured at September 30, 2026 using a risk-neutral Monte Carlo simulation incorporating correlated gross revenue and operating profit projections, consistent with the methodology applied at the acquisition date and prior reporting dates, together with a Monte Carlo simulation of projected FCCN share prices for the Minimum $65,000 Share-Value Guarantee component. The Company recognized a loss of $2,410 for the three months ended September 30, 2026 and a net loss of $1,240 for the nine months ended September 30, 2026 on the Telvantis contingent consideration, recognized within change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations and comprehensive loss. The loss for the three months ended September 30, 2026 reflects (i) a loss of $3,075 from remeasuring the minimum $65,000 share-value guarantee component, as the decline in FCCN’s stock price from $4.60 per share at June 30, 2026 to $3.68 per share at September 30, 2026 increased the number of additional shares that would be required to satisfy it, partially offset by (ii) a gain of $665 from remeasuring the residual earn-out component of 1,575,300 unissued shares, reflecting the same decline in stock price.

On May 22, 2026, the Company issued 6,924,700 shares of common stock in partial settlement of the earn-out component of the Telvantis contingent consideration, pursuant to the Board-approved determination of achievement dated May 22, 2026. The contingent consideration liability was relieved for $14,474, the fair value of the shares issued based on FCCN’s quoted closing price of $2.09 per share on the issuance date, with a corresponding increase to common stock and additional paid-in capital. The Minimum $65,000 Share-Value Guarantee obligation was not settled and remains outstanding as of September 30, 2026, continuing to be remeasured to fair value each reporting period.

In estimating the fair value of the Telvantis contingent consideration, the Company applies a discount for lack of marketability (“DLOM”) to shares issuable under the arrangement that have not yet been issued, reflecting the transfer restrictions applicable to such shares prior to issuance. The DLOM is estimated using a Black-Scholes put option model, with inputs including the estimated remaining restriction period and FCCN’s equity volatility. No DLOM is applied to shares once issued. Pursuant to ASC 820-10-35-44A and 35-44B, a contractual restriction on the sale of an equity security is not a separate unit of account and is not considered in measuring the fair value of the security, regardless of whether the security remains subject to transfer restrictions. Accordingly, the 6,924,700 shares issued on May 22, 2026 were valued at their unadjusted quoted closing price notwithstanding any contractual restrictions on resale, while the fair value of unissued shares underlying the residual earn-out and the Min $65,000 Share-Value Guarantee continues to reflect a DLOM as of September 30, 2026, as those shares have not yet been issued and remain part of the contingent consideration liability.

As of filing this document, at the current share price the consideration for Telvantis would entail additional share issuances to satisfy the $65,000 Valuation Guarantee but not a higher total consideration.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table presents the changes in fair value of contingent consideration measured at fair value for the nine months ended September 30, 2026:

Contingent
Consideration
Balance, December 31, 2025	$34,839
Change in fair value - 42 Telecom Ltd.	(3,734)
Change in fair value - Telvantis Voice Services, Inc.	1,240
Contingent consideration settled through issuance of common stock	(14,474)
Balance, September 30, 2026	$17,871

As of September 30, 2025, the Company had contingent consideration of $2,300 related to the acquisition of 42 Telecom, measured at its preliminary acquisition-date fair value. No change in the fair value of contingent consideration was recognized during the three and nine months ended September 30, 2025.

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
Prepaid consulting and marketing services	$1,046	$4,336
Deposits	36	37
VAT and taxes	32	40
Prepaid expenses	218	217
Settlement receivable	125	173
Other receivable	470	470
Prepaid and other current assets	$1,927	$5,273

Prepaid consulting and marketing services represents the unamortized portion of equity and cash consideration paid to third party vendors under consulting and marketing service agreements, recognized on a straight-line basis over the respective service periods. During the three and nine months ended September 30, 2026, the Company recognized amortization of $1,097 and $3,291, respectively, related to these arrangements, consisting of $1,020 and $3,060 in marketing expense and $77 and $231 in professional fees expense for the three and nine months ended September 30, 2026, respectively. There was no comparable amortization expense during the three and nine months ended September 30, 2025. Settlement receivables represent amounts held in dedicated collection accounts under the Fasanara receivables financing arrangements that have been remitted by customers but not yet contractually settled against the outstanding facility balances. See Note 12 — Accounts Receivable Financing Facility

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Office equipment	$6	$5
Computers	136	115
Furniture and fixtures	26	26
Leasehold improvements	7	7
	175	153
Less : Accumulated depreciation	(67)	(27)
Property, plant and equipment, net	$108	$126

For the three and nine months ended September 30, 2026, depreciation expense was $12 and $40, respectively. For the three and nine months ended September 30, 2025, depreciation expense was $8.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2026	2025

Developed technology	$5,479	$5,479
Internally developed software	746	321
Customer relationships	13,800	13,800
Tradenames	3,700	3,700
Acquired intellectual property	19,710	19,710
	43,435	43,010
Less : Accumulated amortization	(7,523)	(1,572)
Intangible assets, net	$35,912	$41,438

Developed technology of $5,479, customer relationships of $3,100, and trade name of $600 were identified and measured at fair value in connection with the acquisition of 42 Telecom on August 1, 2025, and are amortized on a straight-line basis over estimated useful lives of 5 years, 7 years, and 3 years, respectively. Developed technology of $5,800 in the 42 Telecom purchase price allocation in Note 3 comprises developed technology of $5,479 and internally developed software of $321, which is presented separately in the table above.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Amortization expense was $1,984 and $5,948 for the three and nine months ended September 30, 2026, respectively, and $636 for the three and nine months ended September 30, 2025. No impairment charges were recognized during the three and nine months ended September 30, 2026 and 2025.

The following table presents the estimated future amortization expense for intangible assets as of September 30, 2026:

2026 (remaining 3 months)	$1,987
2027	7,947
2028	7,863
2029	7,747
2030	5,655
Thereafter	4,713
$35,912

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Accrued cost of revenue	$629	$823
VAT and taxes payable	1,381	1,257
Other	1,476	327
Accrued expenses and other current liabilities	$3,486	$2,407

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its operations as a single reportable segment — Telco Services — in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer serves as the CODM and regularly reviews consolidated revenues, cost of revenue, gross profit, selling general and administrative expenses, and wages and benefits to evaluate performance and allocate resources to the Telco Services segment. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net income (loss). The CODM uses consolidated net income (loss) as the primary measure of segment profit or loss in assessing the overall performance of the Telco Services segment. In evaluating performance, the CODM analyzes trends in revenues, gross profit, operating expenses, and consolidated net income (loss) to assess profitability, operating efficiency, cash generation, and the effectiveness of strategic initiatives. In allocating resources, the CODM considers these measures together with expected returns on investment, strategic growth opportunities, acquisition and integration initiatives, technology development priorities, and capital requirements, and uses these assessments to establish operating budgets, determine personnel and infrastructure investments, evaluate acquisition opportunities, prioritize integration activities, and allocate capital among the Company’s operating and strategic initiatives. Corporate costs of Spectral, which are not allocated to the operating segments, are included in the significant segment expenses presented below and therefore in the segment measure of consolidated net income (loss). Other segment items consist of interest expense, net, the change in fair value of contingent consideration, other income and income taxes, each of which is presented separately in the table below.

The Company identified two operating segments based on legal entity groupings — 42 Telecom and subsidiaries, and Telvantis and subsidiaries — and determined that both meet the aggregation criteria under ASC 280-10-50-11 based on similar nature of products and services, production processes, customer class, distribution methods, and regulatory environment, and are therefore presented as a single reportable segment. 42 Telecom has been consolidated since its acquisition on August 1, 2025, and Telvantis has been consolidated since its acquisition on December 31, 2025. Accordingly, all revenue and operating expenses of the Telco Services segment for the three and nine months ended September 30, 2025 relate to 42 Telecom for the period from August 1, 2025. For the three months ended September 30, 2026, Telvantis and its subsidiaries contributed approximately 98% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 2%. For the nine months ended September 30, 2026, Telvantis and its subsidiaries contributed approximately 99% of consolidated revenues, with 42 Telecom and its subsidiaries contributing the remaining 1%.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table presents significant segment expenses regularly provided to the CODM and used to assess segment performance for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$219,042	$2,717	$865,727	$2,717
Revenue, related party	53	422	157	422
Total revenues	219,095	3,139	865,884	3,139
Cost of revenue	215,779	2,045	856,978	2,045
Cost of revenue, related party	-	384	121	384
Total cost of revenues	215,779	2,429	857,099	2,429
Gross profit	3,316	710	8,785	710

Operating expenses:
Selling, general and administrative	1,801	597	6,643	1,671
Wages and benefits	762	442	2,234	514
Depreciation and amortization	1,996	644	5,988	644
Total operating expenses	4,559	1,683	14,865	2,829
Loss from operations	(1,243)	(973)	(6,080)	(2,119)

Other income (expense):
Interest expense, net	(494)	(3)	(1,379)	(3)
Change in FV of contingent consideration	(1,478)	-	2,494	-
Other income	-	14	4	14
Total other income (expense)	(1,972)	11	1,119	11
Loss before income taxes	(3,215)	(962)	(4,961)	(2,108)
Income taxes	155	3	427	3
Net loss	$(3,370)	$(965)	$(5,388)	(2,111)

Geographic Information

For the three and nine months ended September 30, 2026 and 2025, revenues attributable to operations by geography were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Unites States	$214,885	$-	$853,288	$-
Malta	3,948	2,912	11,880	2,912
Sweden	262	227	716	227
	$219,095	$3,139	$865,884	$3,139

Revenues are attributed to geographic areas based on the country of domicile of the Company’s operating subsidiary that provides the services and contracts with the customer, rather than the location of the customer. For the three months ended September 30, 2026, the United States represented approximately 98% of consolidated revenues, and for the nine months ended September 30, 2026, approximately 99%, reflecting the consolidation of Telvantis Voice Services, Inc. and its subsidiaries following their acquisition on December 31, 2025. Malta revenues are generated by 42 Telecom Ltd. and Arcus Technologies Ltd., and Sweden revenues are generated by 42 Telecom AB Ltd. All revenues for the three and nine months ended September 30, 2025 were generated by 42 Telecom and its subsidiaries from August 1, 2025, the date of acquisition. Telvantis was not owned during 2025 and generated no revenue in that period.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Substantially all of the Company’s property, plant and equipment is held by 42 Telecom and its subsidiaries in Europe. The following table presents property, plant and equipment, net by geographic location as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Malta	$104	$119
Sweden	4	7
	$108	$126

The Company’s intangible assets are held across multiple jurisdictions — business combination intangibles recognized in connection with the acquisition of 42 Telecom are held in Europe, business combination intangibles recognized in connection with the acquisition of Telvantis are held in the United States, and the acquired intellectual property intangible assets are held by Spectral in the United States. The following table presents intangible assets, net by geographic location as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Europe	$7,763	$8,749
United States	28,149	32,689
	$35,912	$41,438

NOTE 10 – LEASE OBLIGATION

42 Telecom Office Lease

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

The following table summarizes operating lease assets and liabilities as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Operating Leases
Right-of-use assets	$115	$168

Operating lease liability, current portion	65	65
Operating lease liability, net of current portion	50	102
Total lease liabilities	$115	$167
Weighted Average Remaining Lease Term (in years)	1.75	2.5
Weighted Average Discount Rate	4%	4%

The operating lease costs for the three and nine months ended September 30, 2026 totaled $16 and $52, respectively and for the three and nine months ended September 30, 2025, $12.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

The following table presents the maturity of operating lease liabilities as of September 30, 2026:

September 30,
2026 (remaining 3 months)	$17
2027	68
2028	34
Total lease payments	119
Less : imputed interest	(4)
Total	$115

Short-Term Lease

In September 2026, the Company entered into a sublease for office space in Washington, DC with a stated term of two years commencing September 15, 2026, at a monthly rent of $1,750. Either party may terminate the sublease without cause upon thirty days’ written notice. Because both parties may terminate on thirty days’ notice, the enforceable term is less than twelve months, and the Company accounts for the sublease as a short-term lease. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases and recognizes the related rent expense on a straight-line basis over the lease term. Short-term lease cost was less than $1 for the three months ended September 30, 2026.

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

For the three and nine months ended September 30, 2026, 42 Telecom recognized revenue of $53 and $157, respectively, from Mexedia SpA and incurred cost of revenues of $0 and $121, respectively, from Mexedia SpA. For the three and nine months ended September 30, 2025, which include the period from August 1, 2025, the date of acquisition of 42 Telecom, 42 Telecom recognized revenue of $422 and incurred cost of revenues of $384 from Mexedia SpA, which was a related party during that period because Mr. Orlando Taddeo, then sole director of 42 Telecom, served as Chief Executive Officer and a director of Mexedia SpA through October 2025 and, through Heritage Ventures Ltd., retained significant influence over Mexedia SpA.

As of September 30, 2026 and December 31, 2025, accounts receivable from Mexedia DAC and Mexedia SpA were $9,404 and $11,710, respectively, reflected in accounts receivable, related party in the unaudited condensed consolidated balance sheets. Accounts payable to Mexedia DAC and Mexedia SpA were $3,683 and $9,261, respectively, reflected in accounts payable, related party in the unaudited condensed consolidated balance sheets.

In addition, Telvantis has pre-acquisition loan obligations to Mexedia DAC totaling $7,213 and $7,277 as of September 30, 2026 and December 31, 2025, respectively, reflected in due to related party in the unaudited condensed consolidated balance sheets. These obligations were assumed as part of the Telvantis acquisition on December 31, 2025 and were incurred in the ordinary course of Telvantis’s pre-acquisition operations. Pursuant to the terms of the loan agreement, Telvantis was required to make monthly payments of $75 commencing after the acquisition date. No scheduled payments have been made to date, the outstanding balance of $7,213 is due and payable as of September 30, 2026 in accordance with the terms of the agreement. As of September 30, 2026 and December 31, 2025, amounts due from Mexedia SpA were $58 and $58, respectively, and amounts due from Telvantis Inc. were $1,312 and $1,299, respectively, included in due from related party in the unaudited condensed consolidated balance sheets.

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

Transaction with Former Shareholder of 42 Telecom

Heritage Ventures Ltd. (“Heritage”), an Irish corporation controlled by Mr. Orlando Taddeo, was the 100% owner of 42 Telecom prior to its acquisition by the Company on August 1, 2025. Mr. Taddeo resigned as sole director of 42 Telecom effective December 31, 2025 and Heritage is no longer considered a related party of the Company from January 1, 2026. A dividend of EUR 601 in respect of 42 Telecom’s retained earnings for the year ended December 31, 2024 was declared payable to Heritage on October 31, 2025. During the three months ended September 30, 2026, EUR 500 of the dividend was paid. The remaining obligation of $114 (EUR 101) and $706 as of September 30, 2026 and December 31, 2025, respectively, is reflected in accrued expenses and other current liabilities and due to related party, respectively, in the unaudited condensed consolidated balance sheets. Because Heritage ceased to be a related party on January 1, 2026, the obligation was reclassified from due to related party to accrued expenses and other current liabilities. The EUR 500 payment made during the three months ended September 30, 2026 is reflected within operating activities in the unaudited condensed consolidated statement of cash flows.

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

The payment is subject to a five-year moratorium, during which no cash settlement is required unless Nexora generates profits directly from the transferred intellectual property, in which case partial or full payment becomes due earlier. As of September 30, 2026 and December 31, 2025, the carrying amount of the receivable was $411 and $427, respectively, reflected in other receivable, related party in the condensed consolidated balance sheets. The change in carrying amount from December 31, 2025 to September 30, 2026 is attributable to foreign currency translation adjustments. Management continues to monitor the balance for collectability. No additional transactions occurred with Nexora during the three and nine months ended September 30, 2026.

Chief Executive Officer Compensation

Jenifer Osterwalder, the Company’s Chief Executive Officer, charges the Company $12 per month for services rendered. Total compensation expensed during the three and nine months ended September 30, 2026 and 2025 was $36 and $108, and $36 and $108, respectively. As of September 30, 2026 and December 31, 2025, amounts due to the CEO related to accrued compensation were $684 and $576, respectively and are included in due to related parties on the accompanying condensed consolidated balance sheets.

Related Party Advances from the Chief Executive Officer

On July 20, 2026, Jenifer Osterwalder, the Company’s President and Chief Executive Officer and a member of the Board of Directors, entered into a promissory note with the Company for working capital advances, bearing interest at 4% per annum with a fixed 90-day term maturing October 18, 2026, subject to an automatic 90-day extension upon the written request of the Company’s Chief Financial Officer. The Board of Directors approved the arrangement as a related party transaction under Section 78.140 of the Nevada Revised Statutes (“NRS”) on July 22, 2026. During the three months ended September 30, 2026, Ms. Osterwalder advanced $110 to the Company, which was outstanding as of September 30, 2026 and is reflected in related party advances in the unaudited condensed consolidated balance sheet. Interest expense on the note of $1 was recognized during the three months ended September 30, 2026, and the related accrued interest payable of $1 is reflected in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet.

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Loans from Related Parties

In June 2025, the Company entered into a loan agreement with SKY PLL OU, a shareholder of the Company, whereby the Company may borrow up to $500. The loan bears no interest. During the three and nine months ended September 30, 2026, the Company repaid the outstanding balance of $10 in full. As of September 30, 2026 and December 31, 2025, the total amount outstanding under this agreement was $0 and $10, respectively.

On June 2, 2025, the Company entered into a promissory note with Mr. Michael Turner, a member of the Board of Directors, for a principal amount of $10. The note bears interest at 5% per annum unless repaid within 60 days of issuance. During the three and nine months ended September 30, 2026, the Company repaid the outstanding balance of $10 in full. As of September 30, 2026 and December 31, 2025, the total amount outstanding under this note was $0 and $10, respectively.

NOTE 12 – ACCOUNTS RECEIVABLE FINANCING FACILITY

Fasanara Participation Arrangement — 42 Telecom Ltd

42 Telecom, a wholly owned subsidiary of the Company, is party to a Master Participation Agreement dated February 20, 2025 with Fasanara Securitisation S.A. (“Fasanara”), pursuant to which Fasanara provides funding against a specified percentage of trade receivables arising from telecommunications services. 42 Telecom retains servicing responsibilities, maintains direct customer relationships, and retains a portion of the credit risk associated with the receivables. The arrangements are undisclosed, meaning customers are not notified of Fasanara’s participation. Accordingly, the participation arrangements do not meet the criteria for sale accounting under ASC 860, Transfers and Servicing of Financial Assets, and are accounted for as receivables financing. The outstanding funded amount as of September 30, 2026 and December 31, 2025, $0 and $332, recognized as current liabilities in the unaudited consolidated balance sheets.

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

Fasanara Participation Arrangement — Telvantis Voice Services, Inc.

Telvantis Voice Services, Inc. is also party to a receivables financing arrangement with Fasanara, assumed by the Company in connection with the acquisition of Telvantis on December 31, 2025. The arrangement operates on substantially the same basis as the 42 Telecom facility described above. During the three and nine months ended September 30, 2026, Telvantis utilized this facility in the ordinary course of its operations. As of September 30, 2026 and December 31, 2025, the outstanding balance was $16,916 and $12,342, respectively, recognized as a current liability in the unaudited condensed consolidated balance sheets.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On August 30, 2024, the Company filed a Certificate of Designation for the newly designated Series Quantum Preferred Stock. The number of Series Quantum Preferred Stock designated is 2,000,000. The Series Quantum Preferred Stock contains a liquidation preference over common shareholders equal to 40 times the amount per share to be distributed to the common shareholders, is convertible at the option of the Company or the holder into 40 shares of common stock, contingent upon the Company having enough authorized shares to effectuate the conversion, and carries voting rights on an as-converted-to-common basis such that one share of Series Quantum Preferred Stock has 40 votes. The conversion right shall not become exercisable by the holder until 12 months have elapsed from the date of issuance. As of September 30, 2026 and December 31, 2025, no shares of Series Quantum Preferred Stock were outstanding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Business Combination — Telvantis Voice Services, Inc.

In connection with the acquisition of Telvantis Voice Services, Inc. on December 31, 2025, the Company was obligated to issue 1,500,000 shares of common stock to the former shareholders, reflected as common stock to be issued within stockholders’ equity as of December 31, 2025. In January 2026, the Company formally issued 1,000,000 of these shares. The remaining 500,000 shares continue to be reflected as common stock to be issued within stockholders’ equity as of September 30, 2026. See Note 3 — Business Combinations for further details.

Private Placement

In June 2025, the Company commenced a private placement offering for up to 3,333,333 shares of the Company’s common stock at a price of $1.00 per share, or an aggregate of up to $3,333. During the three and nine months ended September 30, 2025, the Company issued 320,000 shares of common stock for total proceeds of $320, and 394,700 shares of common stock for total proceeds of $405, respectively, under this offering.

On March 16, 2026, the Board of Directors approved a private placement offering of up to $1,000 in restricted shares of the Company’s common stock at a price below market value, to remain open until the Company achieves a listing on the Nasdaq Stock Market. In March, 2026, the Company issued 100,000 shares of common stock at $2.00 per share for aggregate proceeds of $200 under this offering. In June 2026, the Company issued an additional 12,500 shares of common stock at $1.60 per share for aggregate proceeds of $20 under this offering. During the nine months ended September 30, 2026, the Company issued a total of 112,500 shares of common stock for aggregate proceeds of $220 under this offering. No shares were issued under this offering during the three months ended September 30, 2026.

Earnout share – TVS

In connection with the acquisition of Telvantis Voice Services, Inc., the Company agreed to issue up to 8,500,000 additional shares of common stock (the “Earn-Out Shares”) upon achievement of specified post-closing performance milestones tied to the Acquired Company’s revenue and operating profit during fiscal year 2026 (the “Earn-Out Milestones”), as described in Note 3 — Business Combinations and Note 4 — Fair Value Measurements. On May 22, 2026, the Board of Directors determined that the Earn-Out Milestones had been achieved or duly accrued for issuance, and the Company issued 6,924,700 Earn-Out Shares to the former shareholders of the Acquired Company in settlement thereof. No cash proceeds were received by the Company in connection with this issuance. The contingent consideration liability was reduced by $14,474, the fair value of the Earn-Out Shares issued, based on the quoted closing price of FCCN’s common stock on the issuance date. The Earn-Out Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, are restricted securities bearing a customary restrictive legend, and are subject to a lock-up and trickle-out schedule and a 4.9% beneficial ownership cap pursuant to a Lock-Up and Trickle-Out Agreement entered into by each recipient. As of September 30, 2026, 1,575,300 Earn-Out Shares remained unissued and available for future issuance under the Purchase Agreement, subject to achievement of the remaining Earn-Out Milestones. The Min $65,000 Share-Value Guarantee was not settled in connection with this issuance and remains outstanding as of September 30, 2026. See Note 4 — Fair Value Measurements for further information.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

During the nine months ended September 30, 2026, the Company granted options to purchase an aggregate of 200,000 shares of common stock to two independent members of the Board of Directors pursuant to a Board resolution dated January 3, 2026. The options have an exercise price of $3.99 per share, representing the closing market price on the grant date, vest over 24 months at a rate of 4,166 shares per month commencing the first full month following the grant date, and are exercisable for five years from the grant date. The grant-date fair value of each award was estimated using the Black-Scholes option pricing model with the following assumptions: stock price and exercise price of $3.99; expected term of 5 years; annualized volatility of 113.18%; risk-free rate of 3.74%; and no dividend yield. The per-option grant-date fair value was $3.24, resulting in aggregate grant-date fair value of $649 for both awards combined. No options were granted during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options of $81 and $583, and $221 and $857, respectively, included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2026, total unrecognized compensation expense related to unvested stock options was $432, which is expected to be recognized over a weighted-average period of approximately 1.26 years.

The following table summarizes stock option activity for the nine months ended September 30, 2026:

		Weighted	Weighted
	Stock	Average	Average Life
	Options	Exercise Price	Remaining
Outstanding, December 31, 2025	3,646,875	$0.43	8.45
Issued	200,000	3.99	5
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, September 30, 2026	3,846,875	$0.62	7.53

Vested, December 31, 2025	2,746,875	$0.43	8.45
Vested, September 30, 2026	3,713,531	$0.49	7.64

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease

Refer to Note 10 for the Company’s lease obligation. In addition, the Company leases virtual office space on a month-to-month basis in Seattle, Washington and subleases office space in Washington DC on a month-to-month basis.

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

SPECTRAL CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands, except per share data and share count)

Tellza, Inc. v. Telvantis Voice Services Inc. f/k/a Mexedia Inc. (Broward County, Florida; Case No. Cace-25-017748). On January 1, 2023, Telvantis Voice Services Inc. (“Telvantis”), now a wholly owned subsidiary of the Company, entered into a stock purchase agreement with Tellza, Inc. to acquire Tellza’s ownership interest in Phonetime, Inc. and Matchcom Telecommunications, Inc. as part of a $3,000 purchase price. Telvantis was required to pay $250 on January 1, 2024 and did not make this payment. Tellza filed suit to recover the $250. Telvantis filed a motion to dismiss, and the parties subsequently entered into an Agreed Order. Based on the facts as presently known, the Company is unable to determine the likelihood of an unfavorable outcome; however, a loss contingency in the range of zero to $250 is reasonably possible. No accrual has been recorded as of September 30, 2026 as the loss is not considered probable.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events through November 10, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements, other than as follows:

Related Party Promissory Notes

On October 12, 2026, the Board of Directors approved, as a related party transaction in accordance with NRS 78.140, a promissory note under which Jenifer Osterwalder, the Company’s President and Chief Executive Officer and a member of the Board of Directors, may advance up to $200 to the Company for general working capital purposes. The note bears simple interest at 4.00% per annum, with principal and accrued interest payable at maturity on November 30, 2026, subject to an automatic extension to March 1, 2027 upon the written request of the Company’s Chief Financial Officer. The Company may prepay the note at any time without penalty. Through the date these financial statements were issued, Ms. Osterwalder had advanced $60 under this note, in addition to the $110 outstanding under the promissory note dated July 20, 2026.

In addition, in accordance with its terms, the maturity date of the July 20, 2026 promissory note was extended from October 18, 2026 to January 16, 2027 upon the written request of the Company’s Chief Financial Officer. All other terms of that note, including the interest rate of 4.00% per annum, are unchanged.

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

OVERVIEW

Spectral Capital Corporation is a Nevada corporation focused on the identification, acquisition, and development of technology and telecommunications businesses. The three and nine months ended September 30, 2026 represent a continuation of the transformational period for the Company, marking the third full quarter of consolidated operations across both of our telecommunications subsidiaries — 42 Telecom Ltd. (“42 Telecom”), acquired on August 1, 2025, and Telvantis Voice Services, Inc. (“TVS”), acquired on December 31, 2025. Our results for the three and nine months ended September 30, 2025 include 42 Telecom from August 1, 2025 and do not include TVS.

TVS operates as an international voice over internet protocol (“VoIP”) carrier providing voice termination services to telecommunications carriers and service providers globally through its subsidiaries Phonetime, Inc. and Matchcom Telecommunications, Inc. TVS contributed approximately 98% of consolidated revenues of $219,095 for the three months ended September 30, 2026 and approximately 99% of consolidated revenues of $865,884 for the nine months ended September 30, 2026. 42 Telecom, operating through its subsidiaries in Malta, Sweden, and the United Kingdom, contributed the remaining approximately 2% and 1% of revenues, respectively, through its messaging and platform services operations.

Our financial results for the three and nine months ended September 30, 2026 reflect both the scale of the consolidated telecommunications business and the impact of non-cash accounting charges associated with our acquisition structure. We reported a net loss of $3,370 for the three months ended September 30, 2026, which included a non-cash loss of $1,478 from the remeasurement of contingent consideration liabilities at fair value. This item is reported within other income (expense) and is not reflected in operating results. Loss from operations was $1,243 for the three months ended September 30, 2026, which includes $1,996 in depreciation and amortization, $1,097 in amortization of prepaid stock-based compensation, and $81 in stock option expense, reflecting integration costs and corporate overhead associated with our consolidated operations.

For the nine months ended September 30, 2026, we reported a net loss of $5,388, which included a net non-cash gain of $2,494 from the remeasurement of contingent consideration liabilities at fair value, reported within other income (expense) and not reflected in operating results. Loss from operations was $6,080 for the nine months ended September 30, 2026, which included $5,988 in depreciation and amortization, $3,291 in amortization of prepaid stock-based compensation, and $583 in stock option expense, reflecting integration costs and corporate overhead associated with our consolidated operations.

Key Developments in Q3 2026

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

Formation of Spectral Digital Infrastructure Inc.

On August 19, 2026, we formed Spectral Digital Infrastructure Inc. (“SDI”), a wholly owned subsidiary. We intend to use SDI to hold and operate digital infrastructure assets that we may acquire or develop in the future. As of September 30, 2026, SDI had not commenced operations and had no assets, liabilities, revenues, or expenses. We cannot assure that we will acquire or develop any such assets, or as to the timing or terms of any such transactions.

Nasdaq Uplisting Initiative and Private Placement

The Company continues to actively pursue a listing on the Nasdaq Stock Market as a strategic priority. On March 16, 2026, the Board of Directors approved a private placement offering of up to $1,000 in restricted shares of common stock at a price below market value, to remain open until the Company achieves a listing on the Nasdaq Stock Market. No shares were issued under this offering during the three months ended September 30, 2026. Aggregate proceeds under the offering were $220 through the issuance of 112,500 shares during the nine months ended September 30, 2026.

On July 17, 2026, the Company publicly filed a Registration Statement on Form S-1 with the Securities and Exchange Commission covering a proposed underwritten public offering of its common stock, with Sentinel Brokers Company, Inc. acting as representative of the underwriters. The Company has applied to list its common stock on The Nasdaq Capital Market under the symbol “FCCN.” If the listing application is approved, the Company expects its common stock to be listed on Nasdaq upon consummation of the offering, at which point it will cease to be quoted on the OTCQB. As of the date of this report, the offering had not been priced. There can be no assurance that the listing application will be approved or that the offering will be completed.

Issuance of Telvantis Earn-Out Shares

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

As of filing this document, at the current share price the consideration for Telvantis would entail additional share issuances to satisfy the $65,000 valuation guarantee but not a higher total consideration.

Satisfaction of 42 Telecom Valuation Guarantee

Under the 42 Telecom share exchange agreement, the 8,000,000 shares of common stock issued at closing were subject to a valuation guarantee of $30,000 in aggregate, equivalent to $3.75 per share. If the 30-day volume-weighted average price (VWAP) of the Company’s common stock at the end of the lock-up period did not support the guaranteed value, additional shares would be released from escrow to the former 42 Telecom shareholders. The lock-up period expired on July 15, 2026. The 30-day VWAP preceding that date was at least $3.85 per share, valuing the 8,000,000 shares at no less than $30,800, which exceeded the guaranteed value.

As no further shares are issuable under the agreement, the Company remeasured the related contingent consideration liability of $932 to zero and recognized a gain of $932 in change in fair value of contingent consideration during the three months ended September 30, 2026. For the nine months ended September 30, 2026, the net change in fair value of the 42 Telecom contingent consideration was a gain of $3,734. The measurement period for the 42 Telecom purchase price allocation ended on August 1, 2026, and the purchase price allocation is final.

As of filing this document, at the current share price the consideration for 42 Telecom would entail additional share issuances to satisfy the $30,000 valuation guarantee but not a higher total consideration. Furthermore, per section 4.3 of the Share Exchange Agreement, since the Company has not achieved an uplisting to the NASDAQ entry tier marketplace, the Seller holds a right to rescind the transaction, at its sole discretion.

Related Party Working Capital Advance

On July 20, 2026, Jenifer Osterwalder, the Company’s President and Chief Executive Officer and a member of the Board of Directors, entered into a promissory note with the Company for working capital advances, bearing interest at 4% per annum with a fixed 90-day term maturing October 18, 2026. The Board of Directors approved the arrangement as a related party transaction on July 22, 2026. As of September 30, 2026, $110 had been advanced under the note.

On October 12, 2026, the Board of Directors approved, as a related party transaction, a new promissory note under which Ms. Osterwalder may advance up to $200, bearing interest at 4.00% per annum and maturing on November 30, 2026, subject to extension to March 1, 2027. As of date of these financial statements, $60 had been advanced under the new note.

Formation of Spectral Digital Infrastructure Inc.

On August 19, 2026, the Company formed Spectral Digital Infrastructure Inc., a wholly owned Delaware subsidiary. The subsidiary had no operations and no significant assets or liabilities as of September 30, 2026.

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Revenues and Cost of Revenues

Total revenues, including related party revenues, were $219,095 for the three months ended September 30, 2026, compared to $3,139 for the three months ended September 30, 2025. Revenues for the three months ended September 30, 2025 were generated solely by 42 Telecom from August 1, 2025, the date of its acquisition, as TVS was not acquired until December 31, 2025. For the three months ended September 30, 2026, revenues consisted of voice termination revenues from TVS of $214,885, messaging and platform revenues from 42 Telecom Ltd. of $3,948, and platform revenues from 42 Telecom AB of $262. For the three months ended September 30, 2025, revenues consisted of messaging and platform revenues from 42 Telecom Ltd. of $2,836, 42 Telecom AB of $227, and Arcus Technologies Ltd. of $76. The revenue growth between periods reflects the consolidation of TVS following its acquisition and the inclusion of 42 Telecom for the full three-month period in 2026, compared with two months in 2025.

Total revenues, including related party revenues, were $865,884 for the nine months ended September 30, 2026, compared to $3,139 for the nine months ended September 30, 2025, for the same reasons. For the nine months ended September 30, 2026, revenues consisted of voice termination revenues from TVS of $853,288, messaging and platform revenues from 42 Telecom Ltd. of $11,865, platform revenues from 42 Telecom AB of $716, and $15 related to Arcus Technologies Ltd.

Cost of revenues was $215,779 for the three months ended September 30, 2026 and $857,099 for the nine months ended September 30, 2026, compared to $2,429 for both the three and nine months ended September 30, 2025. Cost of revenues consists primarily of voice termination costs, interconnection charges, and network costs associated with TVS’s VoIP carrier operations, together with messaging termination costs incurred by 42 Telecom. For the three months ended September 30, 2026, cost of revenues consisted of $212,836 from TVS, $2,255 from 42 Telecom Ltd., and $688 from 42 Telecom AB. For the nine months ended September 30, 2026, cost of revenues consisted of $847,982 from TVS, $6,665 from 42 Telecom Ltd., $2,437 from 42 Telecom AB, and $14 from Arcus Technologies Ltd., with de minimis cost of revenue from 42 Telecom UK Ltd. For the three and nine months ended September 30, 2025, cost of revenues consisted of $1,788 from 42 Telecom Ltd., $624 from 42 Telecom AB, and $17 from Arcus Technologies Ltd.

Gross profit was $3,316 for the three months ended September 30, 2026, representing a gross profit margin of approximately 1.5%, compared to $710 and a margin of approximately 22.6% for the three months ended September 30, 2025. Gross profit was $8,785 for the nine months ended September 30, 2026, representing a gross profit margin of approximately 1.0%, compared to $710 and approximately 22.6% for the nine months ended September 30, 2025. The lower margin reflects the change in revenue mix following the acquisition of TVS, whose international voice termination business accounted for approximately 98% and 99% of consolidated revenues for the three and nine months ended September 30, 2026, respectively, and is characterized by high revenue volumes and narrow per-minute margins driven by competitive market pricing, compared with the higher-margin messaging revenues of 42 Telecom in 2025. Management is focused on optimizing routing economics, customer mix, and operational efficiencies to improve gross margins over time.

Operating Expenses

Total operating expenses were $4,559 for the three months ended September 30, 2026, compared to $1,683 for the three months ended September 30, 2025, an increase of $2,876. Total operating expenses were $14,865 for the nine months ended September 30, 2026, compared to $2,829 for the nine months ended September 30, 2025, an increase of $12,036. The increase in both periods reflects the consolidation of TVS following its acquisition on December 31, 2025 and the inclusion of 42 Telecom for the full period in 2026, compared with two months in 2025, as well as the associated corporate overhead of operating a significantly larger and more complex organization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,801 for the three months ended September 30, 2026, compared to $597 for the three months ended September 30, 2025, an increase of $1,204. Selling, general and administrative expenses were $6,643 for the nine months ended September 30, 2026, compared to $1,671 for the nine months ended September 30, 2025, an increase of $4,972. The increase is primarily attributable to the consolidation of both 42 Telecom’s and Telvantis’s operating overhead, amortization of prepaid consulting and marketing agreements of $1,097 and $3,291 for the three and nine months ended September 30, 2026, respectively, increased professional fees associated with SEC filings, the Company’s Registration Statement on Form S-1 and expanded corporate activities in connection with the Company’s planned Nasdaq Stock Market uplisting, partially offset by lower stock-based compensation expense.

Wages and Benefits

Wages and benefits were $762 for the three months ended September 30, 2026, compared to $442 for the three months ended September 30, 2025, an increase of $320. Wages and benefits were $2,234 for the nine months ended September 30, 2026, compared to $514 for the nine months ended September 30, 2025, an increase of $1,720. The increase reflects the consolidation of employee compensation costs at TVS following its acquisition and the inclusion of 42 Telecom for the full period in 2026, which added staff across operations, technology, finance, and management functions. Wages and benefits expenses include gross wages and salaries, bonuses, performance-related pay, employer social insurance contributions, pensions, insurance costs, and other staff-related expenditures across the Company’s operations in the United States, Malta, Sweden, and the United Kingdom.

Depreciation and Amortization

Depreciation and amortization was $1,996 for the three months ended September 30, 2026 and $5,988 for the nine months ended September 30, 2026. Depreciation and amortization was $644 for the three and nine months ended September 30, 2025, consisting of amortization of $636 and depreciation of $8, which has been reclassified from selling, general and administrative expenses to conform to the current-period presentation. The increase reflects amortization of identifiable intangible assets recognized in connection with the acquisitions of 42 Telecom and Telvantis Voice Services, Inc. and the Eliznikcomp OÜ asset purchase, as well as depreciation of property, plant and equipment acquired through the 42 Telecom acquisition. Amortization of intangible assets was $1,984 and depreciation of property, plant and equipment was $12 for the three months ended September 30, 2026; amortization of intangible assets was $5,948 and depreciation of property, plant and equipment was $40 for the nine months ended September 30, 2026.

Other Income (expense)

Total other expense was $1,972 for the three months ended September 30, 2026, compared to total other income of $11 for the three months ended September 30, 2025. The total for the three months ended September 30, 2026 includes a non-cash loss of $1,478 from the change in fair value of contingent consideration and $494 in net interest expense related to the accounts receivable financing facilities and other obligations. Total other income for the three months ended September 30, 2025 consisted of other income of $14, primarily foreign exchange gains, offset by net interest expense of $3.

Total other income was $1,119 for the nine months ended September 30, 2026, compared to $11 for the nine months ended September 30, 2025. The total for the nine months ended September 30, 2026 includes a net non-cash gain of $2,494 from the change in fair value of contingent consideration, partially offset by $1,379 in net interest expense related to the accounts receivable financing facilities and other obligations, primarily those of TVS, and other income of $4. The net non-cash gain comprised a gain of $3,734 on the 42 Telecom contingent consideration, which was reduced to zero upon satisfaction of the valuation guarantee, partially offset by a loss of $1,240 on the Telvantis contingent consideration.

The change in fair value of contingent consideration for the three months ended September 30, 2026 consisted of a $2,410 loss on the Telvantis contingent consideration, partially offset by a $932 gain on the 42 Telecom contingent consideration. The Telvantis loss arose primarily from the decline in the Company’s stock price from $4.60 at June 30, 2026 to $3.68 at September 30, 2026, which increased the number of additional shares estimated to be required under the minimum $65,000 share-value guarantee, partially offset by a decrease in the value of the 1,575,300 remaining unissued earn-out shares. The 42 Telecom gain reflects the satisfaction of the valuation guarantee following expiration of the lock-up period in July 2026, as a result of which no additional shares are issuable. See Note 3 — Business Combinations and Note 4 — Fair Value Measurements for further details.

Income Taxes

The Company recorded income tax expense of $155 for the three months ended September 30, 2026 and $427 for the nine months ended September 30, 2026, compared to $3 for both the three and nine months ended September 30, 2025. The tax expense for the three and nine months ended September 30, 2026 reflects current tax obligations arising from the foreign operations of 42 Telecom in Malta and Sweden. The tax expense for the three and nine months ended September 30, 2025 relates to 42 Telecom for the period from August 1, 2025, the date of its acquisition.

Net Loss

Net loss was $3,370 for the three months ended September 30, 2026, compared to $965 for the three months ended September 30, 2025, representing an increase in net loss of $2,405. The increase was driven primarily by a non-cash loss of $1,478 from the change in fair value of contingent consideration, compared to none in the prior-year period, and by higher net interest expense of $494, together with increased operating expenses associated with the Company’s expanded operations, partially offset by gross profit of $3,316 generated by the telecommunications subsidiaries, compared to $710 in the prior-year period. Total comprehensive loss was $3,331 for the three months ended September 30, 2026, which includes $39 of foreign currency translation income.

Net loss was $5,388 for the nine months ended September 30, 2026, compared to $2,111 for the nine months ended September 30, 2025, representing an increase in net loss of $3,277. The increase was driven primarily by higher operating expenses associated with the Company’s expanded operations following the consolidation of TVS and the inclusion of 42 Telecom for the full nine-month period, together with net interest expense of $1,379, which more than offset gross profit of $8,785, compared to $710 in the prior-year period, and a net non-cash gain from the change in fair value of contingent consideration of $2,494. Total comprehensive loss was $5,444 for the nine months ended September 30, 2026, which includes $56 of foreign currency translation losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we had cash and cash equivalents of $4,721 and restricted cash of $20, compared to cash and cash equivalents of $2,087 and restricted cash of $21 as of December 31, 2025. We intend to fund our operations through cash flows generated from our telecommunications subsidiaries, proceeds from our private placement offering approved in March 2026, the proposed underwritten public offering registered on our Registration Statement on Form S-1, and additional debt or equity financings as needed.

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(1,581)	$(503)
Net cash (used in) provided by investing activities	$(282)	$191
Net cash provided by financing activities	$4,552	$634

Cash Used in Operating Activities

Net cash used in operating activities was $1,581 for the nine months ended September 30, 2026, compared to $503 for the nine months ended September 30, 2025. Despite reporting a net loss of $5,388, operating cash outflow was limited to $1,581 due to non-cash charges, including $5,948 in amortization of intangible assets, $3,291 in amortization of prepaid expenses, $583 in stock-based compensation expense, $529 in provision for expected credit losses, $53 in amortization of right of use assets, and $40 in depreciation, partially offset by a $2,494 non-cash gain from the change in fair value of contingent consideration.

Working capital movements during the nine months ended September 30, 2026 were substantial but largely offsetting, reflecting the high-volume, low-margin nature of our international voice termination carrier operations. Accounts receivable, before the provision for expected credit losses of $529, increased by $165,658 on a cash flow basis ($165,129 net of the provision), driven by TVS’s international voice termination billing cycles, where large volumes of traffic are invoiced to carriers on monthly payment terms. This increase was substantially offset by an increase of $158,042 in accounts payable, reflecting the parallel payment terms on the supplier side of the VoIP carrier business. Cash flows were also affected by a $5,577 decrease in accounts payable to related parties, partially offset by decreases in contract assets of $5,677 (including related party contract assets of $2,634) and in accounts receivable from related parties of $2,306.

Net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to our net loss of $2,111, partially offset by non-cash expenses of $1,513, primarily stock-based compensation of $857 and amortization of intangible assets of $636, and net cash provided by changes in operating assets and liabilities of $95, reflecting the inclusion of 42 Telecom from August 1, 2025.

Cash (Used in) Provided By Investing activities

Net cash used in investing activities was $282 for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $191 for the nine months ended September 30, 2025. Investing activities for the nine months ended September 30, 2026 consisted of $260 in capitalized internally developed software costs at 42 Telecom and $22 in purchases of property, plant and equipment. Net cash provided by investing activities for the nine months ended September 30, 2025 consisted of $298 of cash and restricted cash acquired in the acquisition of 42 Telecom, partially offset by $67 in capitalized software development costs and $40 in purchases of property, plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4,552 for the nine months ended September 30, 2026, compared to $634 for the nine months ended September 30, 2025. The increase of $3,918 was primarily attributable to $4,242 in net borrowings under the accounts receivable financing facility, $220 in proceeds from the private placement of common stock under the offering approved by the Board of Directors on March 16, 2026, described further in Note 13 — Stockholders’ Equity, and $110 in advances from the Company’s Chief Executive Officer, described further in Note 11 — Related Party Transactions, partially offset by $20 in repayments of related party loans.

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $405 in proceeds from the sale of common stock, $220 in short-term advances from related parties and $10 from a short-term loan, partially offset by $1 in loan repayments.

Capital Requirements and Outlook

The Company has incurred recurring net losses and has an accumulated deficit of $38,803 as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $4,721 and a working capital deficit of $27,013, or $9,142 excluding contingent consideration of $17,871 that is expected to be settled through the issuance of shares of our common stock and does not represent a cash funding requirement. Current liabilities also include $7,213 owed by Telvantis to Mexedia DAC, a related party, under pre-acquisition loan obligations on which scheduled payments have not been made and which are due and payable. As described in the going concern disclosure in Note 2 to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

We expect to fund our operations through cash flows from our telecommunications subsidiaries, borrowings under our receivables financing arrangement with Fasanara Securitisation S.A., proceeds from our private placement offering, the working capital advance made by our Chief Executive Officer in July 2026, and additional equity or debt financing, including through our proposed underwritten public offering. We will require additional financing to fund our operations and execute our growth strategy, including in connection with the proposed Intermatica transaction and our planned Nasdaq uplisting. There can be no assurance that additional financing will be available on acceptable terms or at all, that our Registration Statement on Form S-1 will be declared effective, or that the proposed underwritten public offering will be completed. If we are unable to obtain additional financing when needed, we may be required to curtail or reduce our planned operations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Fair Value of Contingent Consideration

The most significant critical accounting estimate relates to the fair value measurement of contingent consideration liabilities associated with the acquisitions of 42 Telecom and TVS. These liabilities are classified as Level 3 within the fair value hierarchy and are remeasured at each reporting date using significant unobservable inputs including the Company’s stock price, equity volatility, risk-free rates, projected revenues and operating profits, and a discount for lack of marketability. As of September 30, 2026, the aggregate contingent consideration liability was $17,871, all of which related to the TVS acquisition, comprising $3,603 for the residual earn-out component (1,575,300 unissued shares) and $14,268 for the minimum $65,000 share-value guarantee. The 42 Telecom contingent consideration of $932 was reduced to zero upon satisfaction of the valuation guarantee following expiration of the lock-up period in July 2026. The minimum share-value guarantee is the component most sensitive to the Company’s stock price, as a decline in the stock price increases the number of additional shares required to satisfy it. For the three months ended September 30, 2026, the Company recognized a non-cash loss of $1,478 from the change in fair value of contingent consideration, comprising a $2,410 loss on TVS and a $932 gain on 42 Telecom. For the nine months ended September 30, 2026, the Company recognized a net non-cash gain of $2,494. In addition, the Company recognized a settlement of contingent consideration of $14,474 during the nine months ended September 30, 2026, representing the fair value of shares issued on May 22, 2026 in partial settlement of the TVS earn-out obligation in accordance with ASC 805-30-35-1. See Note 4 — Fair Value Measurements for further details.

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

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiaries may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Refer to Note 14 — Commitments and Contingencies for a description of the Company’s current legal proceedings, including the Tellza, Inc. v. Telvantis Voice Services Inc. matter and the 42 Telecom Ltd. v. Symplify Technologies AB matter. There were no material developments in these matters during the nine months ended September 30, 2026, other than as described in Note 14.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the nine months ended September 30, 2026, the Company issued an aggregate of 8,037,200 shares of common stock in the following unregistered transactions. No unregistered shares of common stock were issued during the three months ended September 30, 2026.

On January 9, 2026, the Company issued 1,000,000 shares of common stock to former shareholders of Telvantis Voice Services, Inc. in connection with the Company’s acquisition of Telvantis on December 31, 2025, pursuant to the Stock Purchase Agreement. The issuance of these shares was made in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D. The shares were issued for non-cash consideration as part of the total purchase price for the Telvantis acquisition.

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

On May 22, 2026, the Board of Directors determined that based on the results and accruals of Telvantis Voice Services, Inc. for the portion of fiscal year 2026 then elapsed, the Earn-Out Milestones under the Stock Purchase Agreement for Telvantis Voice Services, Inc., which are tied to its revenue and operating profit during fiscal year 2026, had been achieved or duly accrued for issuance and, pursuant to that determination, the Company issued an aggregate of 6,924,700 shares of common stock to the designated recipients, as reported on the Company’s Current Report on Form 8-K filed May 27, 2026. The issuance of these shares was made in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the shares are subject to lock-up, trickle-out and beneficial ownership limitation agreements. The shares were issued for non-cash consideration in partial settlement of the earn-out consideration payable under the Telvantis Stock Purchase Agreement. Included in that issuance were 1,041,000 shares issued on May 22, 2026 to an entity controlled by Daniel Gilcher, the Company’s Chief Financial Officer, in settlement of certain obligations of Telvantis, Inc. and those shares did not constitute compensation for services to the Company. As of September 30, 2026, 1,575,300 Earn-Out Shares remained unissued.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2026	Spectral Capital Corporation

/s/ Jenifer Osterwalder
Jenifer Osterwalder
President and Chief Executive Officer

/s/ Daniel Gilcher
Daniel Gilcher
Chief Financial Officer and Principal Financial and Accounting Officer